Form 10-Q
period 1995-03-31
KENTUCKY INVESTORS INC
filed 1995-05-12
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D C

FORM 10-Q
QUARTERLY REPORT

Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THREE MONTHS ENDED

Commission File: 0-1999

KENTUCKY INVESTORS, INC.
(Exact name of registrant as specified in Charter)

            KENTUCKY                         61-6030333
(State of other jurisdiction               (IRS Employer
of incorporation or organization)          Identification Number)

200 Capital Ave. P.O. Box 717 Frankfort KY 40602
(Address of principal executive offices)

Registrant's telephone number - (502) 223-2361


Securities registered pursuant to Section 13 (g) of the Act:

Common Capital Stock, par value $1.00 per share  (Title of Class)

Number of outstanding shares as of March 31, 1995 - 779,708
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES_X_   NO____



                             PART II  -  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     Not applicable

ITEM 2.  Change in Securities

     Not applicable


ITEM 3.  Defaults upon Senior Securities

     Not applicable

ITEM 4.  Submission  of Matters to a Vote of Security Holders

     Not applicable

ITEM 5.  Other Information

     Not applicable

ITEM 6.   Reports on Form 8-K

(a)  Definitive Proxy Statements and Annual Reviews were filed with the
Securities
     and Exchange Commission.

(b) There were no reports filed on Form 8-K during the quarter ended March 31, 1995

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
KENTUCKY INVESTORS, INC.


DATE  May 12, 1995                         /S/
                                           BY: Harry Lee Waterfield II
                                           President

DATE  May 12, 1995                         /S/
                                           BY: Jimmy R. McIver,
                                                  Treasurer