Form 10-Q/A
period 1995-03-31
KENTUCKY INVESTORS INC
filed 1995-07-06
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D C

FORM 10-Q/A-1
QUARTERLY REPORT

Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THREE MONTHS ENDED
March 31, 1995
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


Securities registered pursuant to Section 12 (g) of the Act:

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


ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
     Exhibit 27 - Financial Data Schedule

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.


DATE  July 6, 1995                              \s\
                                             BY: Harry Lee Waterfield II
                                                       President

DATE  July 6, 1995                              \s\
                                             BY: Jimmy R. McIver,
                                                       Treasurer