Form 10-Q
period 1995-06-30
KENTUCKY INVESTORS INC
filed 1995-08-14
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D C

FORM 10-Q
QUARTERLY REPORT

Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR SIX MONTHS ENDED
June 30, 1995
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

Number of outstanding shares as of June 30, 1995 - 784,481
(Title of Class)

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

(a) The annual meeting of the stockholders was held on May 11, 1995 at 11:00 a.m. The purpose of the meeting was to elect directors and to vote on four other matters.

(b) Three (3) directors were elected to hold office for a term of three (3) years or until their successors are duly elected and qualified.

The following individuals were elected for a term of three (3) years and the number of votes cast was as follows:

Jerry F. Howell, Jr.-- Number of Votes Cast FOR - 607,922; WITHHELD - 150 David W. Reed -- Number of Votes Cast FOR - 607,807; WITHHELD - 165 Warner Hines -- Number of Votes Cast FOR - 607,807; WITHHELD - 165

The other directors whose terms will continue after the meeting are:

Helen S. Wagner
Gordon Duke
Robert M. Hardy, Jr.
Harry Lee Waterfield II
H. Glenn Doran
Jerry F. Howell

(c) Four other matters were voted upon at the meeting and a brief description and the number of votes cast is as follows:


(1) To approve an amendment to Article VI of the Company's Articles of Incorporation to increase the number of authorized shares of common stock of the Company from 1,225,000 to 4,000,000: Number of Votes Cast FOR - 603,432; AGAINST - 4,190; ABSTAIN - 450.


(2) To approve an amendment to Article X of the Company's Articles of Incorporation to provide that Directors can only be removed for cause: Number of Votes Cast FOR - 603,242; AGAINST - 4,380; ABSTAIN - 450.

(3) To approve an amendment to the Company's Articles of Incorporation to add new Article XIII which will provide for the affirmative vote of at least two-thirds of the outstanding voting shares to amend or repeal Article X: Number of Votes Cast FOR - 603,397; AGAINST - 4,225; ABSTAIN - 450.

(4) To approve an amendment to the Company's Articles of Incorporation to add new Article XIV which will incorporate the provisions of the Kentucky Business Corporation Act pertaining to Business Combinations: Number of Votes Cast FOR - 606,232; AGAINST - 1,190; ABSTAIN - 650.

ITEM 5.  Other Information

     Not applicable


ITEM 6.   Exhibits and Reports on Form 8-K

(a) Definitive Proxy Statements and Annual Reviews were filed with the Securities and Exchange Commission.

(b) There were no reports filed on Form 8-K during the quarter ended June 30, 1995.

(c)  Exhibit 27 - Financial Data Schedule.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


KENTUCKY INVESTORS, INC.

August 14, 1995
DATE                  \s\
                  BY: Harry Lee Waterfield II
                                     President
August 14, 1995
DATE                  \s\
                  BY: Jimmy R. McIver, Treasurer