Form 10-K/A
period 1994-12-31
KENTUCKY INVESTORS INC
filed 1995-11-02
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                  FORM 10-K/A-1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended December 31, 1994
                         Commission File Number  0-1999

                            KENTUCKY INVESTORS, INC.
               (Exact name of registrant as specified in Charter)

         KENTUCKY                                    61-6030333
(State or other jurisdiction                     (IRS Employer
of incorporation or organization)               Identification Number)

                 200 Capital Avenue, Frankfort, Kentucky   40601
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code 502 223-2361

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of Each Exchange on
Title of Each Class                          Which Registered

Common $1 Par Value                          NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

  Common Capital Stock Par Value $1.00 Per Share
  (Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           YES  X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K
or any amendment to this Form 10-K.         (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant $5,269,186 as of December 31, 1994.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


       Class                Outstanding at December 31, 1994
Common Capital Stock                779,895

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 1994 (Form 10-K, Items 1, 5a, 6, 7 and 8)
(2) Portions of the Proxy Statement dated April 19, 1995, for the Annual Meeting of Stockholders to be held May 11, 1995 (Form 10-K, Items 10, 11, 12 and 13.)
                                 PART I

Item 1.  Business

(a)  General

       (a) The business of the Company is the holder of the majority interest in a life insurance company, and total interest in a printing company and an insurance marketing company which was formed in 1994. The home office of the Company, the insurance subsidiary, the printing subsidiary and the marketing subsidiary are located at 200 Capital Avenue, Frankfort, Kentucky 40601. The telephone number is (502) 223-2361. Kentucky Investors, Inc., now owns 73% of Investors Heritage Life Insurance Company, Frankfort, Kentucky ("IHL" or the "Insurance Subsidiary") and 100% of Investors Heritage Printing Company, Inc. ("IHP") and Investors Heritage Financial Services Group, Inc. ("Financial Services Group"). IHP and Financial Services Group are collectively hereinafter referred to as the "Non-insurance Subsidiaries". IHL, IHP and Financial Services Group are collectively hereinafter referred to as the "Subsidiaries". Investors Heritage Life Insurance Company owns 96% of Investors Underwriters, Inc., an investment holding company. WHILE THE COMPANY INTENDS TO EXPAND THE NON-INSURANCE SUBSIDIARIES, LESS THAN 1% OF THE COMPANY'S TOTAL OPERATIONS WERE GENERATED BY THE NON-INSURANCE SUBSIDIARIES FOR THE YEAR ENDED DECEMBER 31, 1994. THE NON-INSURANCE SUBSIDIARIES' TOTAL ASSETS AND STOCKHOLDER EQUITY COMPRISED LESS THAN 1% IN THE AGGREGATE OF THE COMPANY'S REPORTED TOTAL ASSETS AND STOCKHOLDER EQUITY AS OF DECEMBER 31, 1994. The business segments of the Insurance Subsidiary are identified and discussed on page 47 of the Annual Report to Stockholders for the year ended December 31, 1994 and are incorporated herein by reference.

       IHL. A portfolio of the standard forms of participating, non-participating, whole life, limited pay, endowment, split-funding, interest-sensitive whole life, guaranteed issue whole life, universal life, term and group life are offered by IHL. In addition, IHL has historically written credit life and credit accident and health insurance (RESPECTIVELY, "CREDIT LIFE" AND "CREDIT A&H", AND COLLECTIVELY "CREDIT INSURANCE") on a group basis; however, IHL is exiting the credit market as a direct writer and anticipates insignificant production (LESS THAN $500,000) from the credit product lines in 1995.

       During 1994 sales operations were conducted through two sales divisions:
Ordinary Life and Credit Life. Due to the fact that IHL will no longer be a direct writer of credit insurance products, the Company formed Financial Services Group, a wholly-owned marketing company which will market a variety of products for a number of other unaffiliated companies as well as the IHL mortgage protection products to financial institutions. IT IS ANTICIPATED THAT MORE THAN 10% OF FINANCIAL SERVICE GROUP'S REVENUES WILL BE DERIVED FROM FRANKLIN LIFE INSURANCE COMPANY, SPRINGFIELD, ILLINOIS, ("FRANKLIN") FROM THE SALE OF FRANKLIN'S CREDIT INSURANCE PRODUCTS.

       Ordinary Life. Ordinary Life sales are under the direct supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have several district managers under their supervision.

       IHL also sells business through general agents or brokers who may represent one or more companies.

       Approximately 32% of total insurance in force is Ordinary life.

       As stated above, the Ordinary Life sales are built around a standard portfolio of life insurance policies with some of the major contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies.

       Some of the participating policies provide for payment of guaranteed annual endowments of fixed amounts beginning at the end of the second policy year and continuing through the premium paying period. These policies also have an annual guaranteed benefit. As of December 31, 1994, 9% of the total ordinary insurance in force was comprised of participating policies and of the 9%, approximately 7% was comprised of participating policies with some guaranteed benefit.

       Another block of participating policies provides for payment of a dividend which will purchase additional insurance equal to 5% of the previous year's total death benefit, including any additional insurance purchased in prior years. The dividend is not guaranteed. As of December 31, 1994, 2% of the total ordinary insurance in force was comprised of participating policies with non-guaranteed benefits.

       Non-participating life insurance policies represented 91% of the total ordinary insurance in force.

       Four different guaranteed issue whole life policies were sold through 1993. Each has a policy limit of $10,000 face amount, with graded death benefits during the first two policy years. Two of the policies are non-participating with non-guaranteed increases in the death benefit and two of the policies are participating.

       IHL also issues two non-participating interest-sensitive single premium whole life policies based on simplified underwriting. These policies provide for payment of the full face amount at the death of the insured and for increasing death benefits on a non-guaranteed basis.

       During 1994, IHL introduced new products designed for the pre-arranged funeral market. These products consist of single premium and modal premium non-participating whole life policies. Single premium policies are sold on a guaranteed issue basis and modal premium policies are fully underwritten. Both single and modal premium policies provide for non-guaranteed increasing death benefits and have a maximum face amount of $25,000. IHL also introduced a new mortgage protection product which is being marketed by Financial Services Group.

       During 1995, it is anticipated that IHL will introduce group products designed for the pre-arranged funeral market which are similar in design to the individual policy products described in the preceding paragraph.

       Credit Insurance. Credit Insurance was sold through banks, finance companies and automobile dealerships. During the fourth quarter of 1994, IHL began exiting this market as a direct writer and anticipates minimal premium production from Credit Insurance during 1995. DUE TO THE FACT THAT IHL IS CEASING AS DIRECT WRITER OF CREDIT INSURANCE, PRODUCTION FROM DIRECT SALES IS ANTICIPATED TO BE LESS THAN $500,000.

       Credit Insurance was offered in connection with the extension of credit by these financial institutions. The amount of the insurance was designed to cover the amount of the loan with the financial institutions being the beneficiary of the insurance policy to the extent of the unpaid balance of the loan.

       The administration of the Credit Insurance operations will continue to be done directly out of the home office until the existing block of business matures or otherwise terminates. Additionally, due to significant expertise in this area, IHL will continue to seek contracts to operate as an administrator for other companies which sell Credit Insurance.
NO ADDITIONAL AMOUNTS ARE ANTICIPATED TO BE REQUIRED TO BE EXPENDED IN ORDER TO PUT IHL'S ADMINISTRATIVE CAPABILITIES TO USE. EMPLOYEES WOULD BE ADDED ONLY WHEN WARRANTED. CREDIT INSURANCE PRODUCTION IS DEPENDENT ON CONSUMER DEBT. IN TIMES OF LOW UNEMPLOYMENT, REASONABLE INTEREST RATES AND A STEADILY IMPROVING ECONOMY, CONSUMER DEBT INCREASES; THEREFORE, CREDIT INSURANCE SALES INCREASE. WHEN THE ECONOMY SLOWS, CONSUMER DEBT SLOWS AND THEREFORE CREDIT INSURANCE SALES DECREASE. WHILE IHL IS NOT CURRENTLY INVOLVED IN NEGOTIATIONS TO PROVIDE SUCH SERVICES, IT IS MANAGEMENT'S BELIEF THAT THE NUMBER OF CREDIT INSURANCE PROVIDERS IN THE COMMONWEALTH OF KENTUCKY IS CONTRACTING AS A RESULT OF TWO KENTUCKY DOMESTIC INSURERS EXITING THE CREDIT INSURANCE MARKET. THEREFORE, MANAGEMENT BELIEVES THERE MAY BE OPPORTUNITIES TO MARKET AND ADMINISTER CREDIT INSURANCE BUSINESS IN KENTUCKY FOR NON-DOMESTIC INSURERS THAT ARE EXPECTED TO REPLACE EXITING INSURERS.

       IHL's home office sales representatives called on selected automobile dealerships and banks and finance companies mentioned above. Those agents solicited and will continue to service the business until IHL'S DIRECT BUSINESS matures or otherwise terminates. Frequently, IHL bank agents obtain an ordinary life license in addition to their credit insurance license, enabling them to sell mortgage insurance that might be required in excess of the statutory credit life limitation enacted by each state where our credit products are sold. The mortgage insurance sales operations will continue to be conducted through Financial Services Group. The total premium received for both Credit Life and Credit A&H for this business was approximately $6 million in 1994.
Approximately 18% of the total life insurance in force is Credit Insurance, ALL OF WHICH WAS WRITTEN DIRECTLY BY IHL.

       Group Life. Group life accounts for the remaining 50% of in-force business.

       Since 1990, IHL has participated in the Federal Employee Group Life Insurance (FEGLI) Program, which is administered by Metropolitan Life Insurance Company. As a result of the termination of the Commonwealth of Kentucky group life contract, on November 30, 1992, IHL's participation in the FEGLI Program was substantially decreased during 1993 and 1994. THE REDUCTION FROM 1992 TO 1993 WAS $195,690,000 TO $721,775,000 AND FROM 1993 TO 1994 THE REDUCTION WAS
$53,011,000 TO $668,764,000.

       PRINCIPAL MARKETS. The principal markets for IHL's products are in the Commonwealths of Kentucky and Virginia, and the States of North Carolina, South Carolina, Ohio, Indiana, Florida, Tennessee, Illinois, Kansas, West Virginia and Texas. IHL has licensed ordinary agents and regional managers throughout these states and credit life agents in over 75 banks. As a result of IHL's decision to exit the Credit Insurance market as a direct writer, virtually all of the automobile dealer agents have been terminated.

       IHL is also licensed in sixteen other states: Georgia, Alabama, Arkansas, Mississippi, and Louisiana in the South and Southeast; Colorado, Missouri, New Mexico, North Dakota, South Dakota, Oklahoma, Montana, Nebraska, Arizona and Utah in the West; and Michigan in the North. The business in these states is written mostly through general agents.

       Risk. IHL in many cases requires evidence of insurability before issuing individual life policies including, in some cases, a medical examination or a statement by an attending physician. Home office underwriters review that evidence and approve the issuance of the policy in accordance with the application if the risk is acceptable. Some applicants who are substandard risks are rejected, but many are offered policies with higher premiums, restricted coverages or reduced benefits during the first two policy years. The majority of the single premium business is written through the prearranged funeral market without evidence of insurability, relying on safeguards such as product design, limits on the amount of coverage, and premiums which recognize the resultant higher level of claims.

       Risk is integral to insurance but, as is customary in the insurance business, IHL obtains reinsurance with respect to amounts in excess of its retention limits. The maximum limit of retention by IHL on its standard contract for any one life is $l00,000 plus the amount of the return of premium benefits, if any. The maximum is reduced for sub-standard classes of risk. The maximum retention on Credit Life is also $l00,000 per life. Excess coverages are reinsured externally. As of December 31, 1994, approximately $280,015,000, or 11% of total life insurance in force was reinsured with non-affiliated well established insurance companies. IHL would become liable for the reinsured risks if the reinsurers could not meet their obligations.

       IHL is party to a number of reinsurance and coinsurance agreements with
non-affiliated companies.   Approximately $280,015,000 of insurance in force for
IHL was reinsured with seventeen companies.    THE  REINSURERS FOR IHL AND
AMOUNTS OF INSURANCE IN FORCE THAT ARE REINSURED ARE AS FOLLOWS:

COMPANY                      REINSURANCE AMOUNT  PERCENT OF TOTAL
CROWN LIFE INSURANCE CO.        $134,507,000            48.0%
THE LINCOLN NATIONAL LIFE INS.
        CO.                       65,060,000            23.2%
J.M. LIMITED                      22,297,000             8.0%
LNB LIFE INSURANCE CO.            15,385,000             5.5%
AETNA LIFE INSURANCE CO.           9,564,000             3.4%
INDIANA-KENTUCKY INS. CO. LTD.     5,515,000             2.0%
RIVERSIDE REINSURANCE LTD.         5,422,000             2.0%
PIRTLE LTD.                        5,056,000             1.8%
LANCASTER LIFE INSURANCE CO.       4,294,000             1.5%
BUSINESS MEN'S ASSURANCE CO.       3,958,000             1.4%
NORTH AMERICAN REINSURANCE CO.     3,425,000             1.2%
GROVES REINSURANCE LTD.            2,714,000             1.0%
MUNICH AMERICAN REINSURANCE CO.    1,745,000              .6%
OTHER COMPANIES (4)                1,073,000              .4%
TOTAL                           $280,015,000           100.0%


AEtna and Crown Life reinsured Credit Life and Credit A&H policies sold between July 1, 1988 and June 30, 1992. These reinsurance agreements were terminated WITH RESPECT TO NEW ISSUES by IHL during 1991 and 1992, respectively. Neither reinsurer accepted the risk on any new policies issued after the termination date of each agreement. HOWEVER, both AEtna and Crown Life continue to provide reinsurance on all policies sold prior to March 16, 1991 (AEtna) and June 30, 1992 (Crown Life).

       IHL HAS NOT EXPERIENCED A REINSURER DEFAULT UNDER ANY OF THE REINSURANCE AGREEMENTS TO WHICH IHL IS A PARTY. FURTHER, IHL HAS NO KNOWLEDGE OF AND DOES NOT ANTICIPATE ANY MATERIAL DEFAULT IN ANY EXISTING REINSURANCE OBLIGATION.

       Regulation of Insurance. The business of IHL is subject to regulation and supervision by the insurance regulatory authority of each state in which IHL is licensed to do business. Such regulators grant licenses to transact business; regulate trade practices; approve policy forms; license agents; approve certain premium rates; establish minimum reserve and loss ratio requirements; review form and content of required financial statements; prescribe types and amounts of investments permitted; and assure that capital, surplus and solvency requirements are met. Insurance companies can also be required under the solvency or guaranty laws of most states in which they do business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. They are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time. Under the rules of the National Association of Insurance Commissioners (the "NAIC"), a self-regulatory organization of state insurance commissioners, insurance companies are examined periodically by one or more of the regulatory authorities.

       Domiciled in the Commonwealth of Kentucky, IHL is licensed by the Kentucky Department of Insurance and is subject to its examination and regulations. The quadrennial audit was completed during 1990 for the four years ending December 31, 1989. IHL received an excellent report. IHL anticipated its quadrennial examination to be completed during 1994 for the four years ended December 31, 1993; however, the examination did not commence until December 1994 and IHL anticipates conclusion on or before the end of the third quarter of 1995. The examination will cover the five year period ending December 31, 1994. Kentucky law now requires an examination every three years.

       In December of 1992, the NAIC adopted a "Risk Based Capital for Life and/or Health Insurers Model Act" (the "Model Act") which was designed to identify inadequately capitalized life and health insurers. The Model Act defines two key measures: (i) adjusted capital, which equals an insurer's statutory capital and surplus plus its asset valuation reserve, plus one-half its liability for policyholder dividends ("Adjusted Capital") and (ii) authorized control level risk based capital ("RBC"). RBC is determined by a complex formula which is intended to take into account the various risks assumed by an insurer. Should an insurer's Adjusted Capital fall below certain prescribed levels (defined in terms of its RBC), the Model Act provides for THE FOLLOWING four different levels of regulatory attention:

       "COMPANY ACTION LEVEL:" THIS LEVEL OF REVIEW IS TRIGGERED IF AN INSURER'S ADJUSTED CAPITAL IS LESS THAN 200 PERCENT OF ITS RBC. THE INSURER IS REQUIRED TO SUBMIT A PLAN TO THE APPROPRIATE REGULATORY AUTHORITY THAT DISCUSSES PROPOSED CORRECTIVE ACTION. IHL'S ADJUSTED CAPITAL IS MORE THAN 2.8 TIMES THE REQUIRED AMOUNT.

       "REGULATORY ACTION LEVEL": THIS LEVEL OF REVIEW IS TRIGGERED IF AN INSURER'S ADJUSTED CAPITAL IS LESS THAN 150% OF ITS RBC. THE REGULATORY AUTHORITY FORMALLY REQUIRES THE INSURER TO SUBMIT AN RBC PLAN, AND PERFORMS A SPECIAL EXAMINATION OF THE INSURER AND ISSUES AN ORDER SPECIFYING CORRECTIVE ACTIONS. IHL'S ADJUSTED CAPITAL IS MORE THAN 3.7 TIMES THE REQUIRED AMOUNT.

       "AUTHORIZED CONTROL LEVEL": THIS LEVEL OF REVIEW IS TRIGGERED IF AN INSURER'S ADJUSTED CAPITAL IS LESS THAN 100% OF ITS RBC. THE REGULATORY AUTHORITY IS AUTHORIZED TO TAKE WHATEVER ACTION IT DEEMS NECESSARY. IHL'S ADJUSTED CAPITAL IS MORE THAN 5.6 TIMES THE REQUIRED AMOUNT.

       "MANDATORY CONTROL LEVEL": THIS LEVEL OF REVIEW IS TRIGGERED IF AN INSURER'S ADJUSTED CAPITAL FALLS BELOW 70% OF ITS RBC. THE REGULATORY AUTHORITY IS REQUIRED TO PLACE THE INSURER UNDER ITS CONTROL. IHL'S ADJUSTED CAPITAL IS MORE THAN 8 TIMES THE AMOUNT REQUIRED.

       Since the Adjusted Capital levels of IHL currently exceed all of the regulatory action levels as defined by the NAIC's Model Act, the Model Act currently has no impact on the Company's operations or financial condition.

       Competition. The life insurance business is highly competitive. With the introduction of universal life and other interest sensitive products in recent years, competition with other financial institutions has increased. The industry includes both stock and mutual companies, including some of the largest financial institutions in the United States. While the business is responsive to the current economic environment, changes are not quite so volatile, and there are indications that, except for Credit Life, the life insurance market is stable, even in times of stress for other companies.

       IHL DIFFERENTIATES ITSELF THROUGH ITS MARKETING TECHNIQUES, PRODUCT FEATURES, CUSTOMER SERVICE AND REPUTATION. IHL MAINTAINS ITS COMPETITIVE POSITION BY ITS FOCUS ON AREAS WHICH HAVE HISTORICALLY PROVEN PROFITABLE. THOSE AREAS INCLUDE SINGLE PREMIUM PRE-NEED PRODUCTS, MODAL PREMIUM FINAL EXPENSE PRODUCTS, TRADITIONAL WHOLE LIFE PRODUCTS, MORTGAGE PROTECTION PRODUCTS AND LEVEL TERM PRODUCTS. IHL'S COMPETITIVE POSITION IS MAINTAINED BY ITS ABILITY TO PROVIDE QUALITY CUSTOMER SERVICE THROUGHOUT THE DISTRIBUTION SYSTEM. OTHER COMPETITIVE STRENGTHS INCLUDE IHL'S ASSET/LIABILITY MANAGEMENT SYSTEM, A QUALITY INVESTMENT PORTFOLIO WHICH PROVIDES LIQUIDITY AND IHL'S NON-LEVERAGED FINANCIAL POSITION.

       The business of IHL is not seasonal.

       Dividend income from the Insurance Subsidiary for 1994 amounted to approximately $490,725.Other Subsidiaries. IHP does job printing for IHL. This includes the printing of the application forms and other office forms required by IHL.

       While the income from the printing subsidiary is not a significant factor in the Company's overall business, a number of significant changes were made during 1994 and the Company anticipates continued growth and improved profitability for IHP. HOWEVER, REVENUES FROM IHP WILL CONTINUE TO BE LESS THAN ONE PERCENT OF THE COMPANY'S TOTAL REVENUE FOR 1995.

       Further, it is anticipated that the formation and operation of Financial Services Group will generate additional revenue to the Company. Although initially this additional revenue will not be a significant factor in the Company's overall business, Financial Services Group anticipates substantial growth during 1995 WITH REVENUES ANTICIPATED TO BE APPROXIMATELY $225,000. EVEN CONSIDERING THIS GROWTH, REVENUES FROM FINANCIAL SERVICES GROUP WILL ACCOUNT FOR LESS THAN ONE PERCENT OF THE COMPANY'S TOTAL REVENUE FOR 1995.

       Additionally, the Company earns fees for other services performed for the Insurance Subsidiary. The fees are paid by the Insurance Subsidiary for the necessary supervision and coordination required to provide a common policy for all the companies. The supervision results in a coordination of contracts with the various independent agents, common sales brochures, and a savings to each company in the area of printing and purchasing. The Company purchases blanket fidelity bonds to include employees of all subsidiary companies at a savings when compared to purchase by individual companies. The group life, hospitalization, and the retirement programs for the various companies are also administered by the Company. These fees are not significant to the Company's total revenue. The Company also has revenue from other investments, but it is not a significant factor in its business.

(b) Material Changes and Developments

       With the exception of the formation of Financial Services Group, there were no material changes in the Company's holdings during the year 1994. While changes in the life insurance business are not as dramatic as in other forms of business, new product development and innovative sales methods must be ongoing to meet the current economic times. IHL, however, believes that growth from increased sales is directly related to the constant attention paid to revising and selling the products developed by IHL.

       Ordinary Production. Ordinary production has steadily increased due to sales in the pre-arranged funeral market. With the introduction of several new products and expansion into new states, IHL anticipates continued growth OF APPROXIMATELY 3-5 PERCENT in the pre-arranged funeral market during 1995.

       IHL is working diligently to increase ordinary product sales. The largest increase in this area has been the final expense and prearranged funeral sales. FINAL EXPENSE SALES INCLUDE THE SALE OF LOWER FACE AMOUNT ORDINARY LIFE INSURANCE PRODUCTS, THE PURPOSE OF WHICH IS TO PAY THE INSURED'S FINAL EXPENSES. PREARRANGED FUNERAL SALES INCLUDES THE SALE OF MODAL PREMIUM AND SINGLE PREMIUM ORDINARY LIFE POLICIES. IHL expanded its marketing capability for this market through the 1993 acquisition of marketing assets and agents from Legacy One, Inc., a former independent marketing agent for IHL. As a result, IHL steadily increased sales during 1993 and 1994. The actual increase in 1994 over 1993 in overall ordinary premium production was approximately 21%, significantly higher than the 10-12% increase anticipated by management. IHL is continuing to increase its marketing operations and to expand into new states, including but not limited to, Tennessee, Indiana, Illinois, Kansas and Florida.

       Credit Insurance. From 1988 to 1991, IHL substantially increased sales of Credit Insurance to $37 million and reinsured substantial portions of the Credit Life and Credit A&H business with AEtna and Crown Life. However, during 1992 IHL decreased Credit Insurance production to the pre-1988 annual premium levels of $8-10 million. As a result of the anticipated decreased in production, the reinsurance agreement with Crown Life was terminated effective for policies written after June 30, 1992, as set forth above. See "Business-Risk". Desired levels of Credit Insurance production were reached in 1993 and 1994.

       Throughout the year IHL continued to closely monitor Credit Life and Credit A&H claims and make adjustments in the claims administration process. Claim ratios on Credit A&H appear to have stabilized. IHL will continue to closely monitor the claims paying process to make certain that proper payments are being made in accordance with the policy.

       IHL's Credit Insurance operation continues to be strong in financial institutions and with a selected number of automobile dealers participating in either a reinsurance program or IHL's commission structure. However, for a number of reasons detailed below, during 1994 IHL decided to exit the Credit Insurance market as a direct writer. The driving factor behind this decision was the desire of IHL's Board of Directors and management to improve and strengthen IHL's surplus and profitability. Historically, the Credit A&H line has not been a profitable segment of the Company's business; however, when balanced with the Credit Life line, acceptable profit margins were achieved. Since 1991, the profitability of the lines diminished due to increased losses on the Credit A&H line and shrinking profit margins on the Credit Life line. Therefore, since other lines of business have been and continue to show strong growth and profits, and the continued sale of Credit A&H inhibits growth of the Company's surplus and the full realization of profits from other lines of business, management and the Board of Directors determined that it was in the best interest of the Company and its stockholders to discontinue as a direct writer of Credit Life and Credit A&H.

       Realizing the significant contribution of our financial marketing group, which was successful in increasing IHL's Credit Insurance production to record levels during the late 1980's and early 1990's and was equally successful at implementing the progressive and unique changes introduced to improve profitability during 1991, 1992 and 1993, and realizing the significant relationship these individuals have developed with the financial institutions in the Commonwealth of Kentucky, the Company formed a wholly-owned subsidiary, Financial Services Group. Financial Services Group has entered into a marketing agreement with THE FOLLOWING UNAFFILIATED companies and will be responsible for marketing a myriad of products to the financial institutions including Credit Life and Credit A&H (FRANKLIN LIFE), Individual Disability (ILLINOIS MUTUAL LIFE AND CASUALTY COMPANY), Involuntary Unemployment Insurance (VESTA FIRE INSURANCE CORP.), and GAP, which covers the excess of the loan amount over the value of the collateral if the collateral is a total loss (GENERAL ELECTRIC CAPITAL ASSURANCE COMPANY). IHL WILL NOT BE A DIRECT WRITER OF ANY OF THESE PRODUCTS. Financial Services Group will also aggressively market IHL's mortgage protection products, and management anticipates growth OF APPROXIMATELY 3-5 PERCENT in this segment of IHL's business due to the marketing efforts of Financial Services Group.

       Employees. The Company does not have any employees. The Company's officers perform various functions described in item 9(a) above; however, they are not paid a salary by the Company for performing such functions. The number of persons employed by IHL is 119. The number of active independent contractual agents of IHL is 2,011. Management of IHL considers its relationship with the employees and agents to be satisfactory.

                                     PART II
Item 12.  Security Ownership of Certain Beneficial Owners and Management

       Security ownership by Officers, Directors, and management, is not restated in this Form 10-K because the response to this item is shown on pages 2, 3 & 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1995, and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions

       Certain relationships and related transactions are shown on page 13 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1995, under the heading "Other Matters" and are incorporated herein by reference.


                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a)1. Financial Statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 1994 (pages 28-31 and 38-47) filed as Exhibit 1:

       Consolidated Balance Sheets -- December 31, 1994 and 1993

       For the years ended December 31, 1994, 1993 and 1992:

          Consolidated Statements of Income

          Consolidated Statements of Stockholders' Equity

          Consolidated Statements of Cash Flow

          Notes to Consolidated Financial Statements

       (a)2.  Financial Statement Schedule

       Schedule II -- Condensed Financial Information of Registrant (years ended December 31, 1994, 1993 and 1992)

       The financial statements and schedules of Investors Heritage Life Insurance Company, as incorporated by reference in its Annual Report on Form 10-K filed with the Securities & Exchange Commission for the year ended December 31, 1994, are incorporated herein by reference.

       All other schedules have been omitted as not applicable, not required, or the required information has been included in the financial statements, notes thereto, or are incorporated herein by reference to the Annual Report on Form 10-K of Investors Heritage Life Insurance Company for the year ended December 31, 1994.

       (a)3.  Listing of Exhibits

       Exhibit 1 - Annual Report to the Stockholders for the year ended December 31, 1994.*
       Exhibit 3.1-- Articles of Incorporation of the Company, as amended.
       Exhibit 3.2--  By-Laws of the Company, as amended.
       Exhibit 11--  Statements re Computation of Per Share Earnings.**
       Exhibit 23 - Consent of Independent Auditors.

       *The material included in this Report shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that this registrant specifically incorporates it in its Annual Report on this Form 10-K by reference.

       **Exhibit 11 is not restated in this Form 10-K/A-1 because the information required is contained in Form 10-K for the year ended December 31, 1994, in Note A to the Consolidated Financial Statements, "Common Stock and Earnings per Share", and is incorporated herein by reference.

       (b)  Reports on Form 8-K
         No filing of Form 8-K was made in the fourth quarter, 1994.
       (c)  See Item 14(a)(3) above.
       (d)    Financial Statement Schedules - The response to this portion of
Item 14 is submitted as a separate section of this report.




                                   SIGNATURES
       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                      KENTUCKY INVESTORS, INC.

                                 /s/

            11-20-95        BY:  Harry Lee Waterfield II
            DATE                 Chairman of the Board and President







EXHIBIT 3.1 TO FORM 10-K/A-1.

                            ARTICLES OF INCORPORATION
                                       OF
                            KENTUCKY INVESTORS, INC.

KNOW ALL MEN BY THESE PRESENTS:

          That I, Harry Lee Waterfield, a citizen and resident of Clinton, Hickman County, Kentucky, do, under and pursuant to the laws of the Commonwealth of Kentucky, in order to form a corporation for the purposes hereinafter set out, hereby certify as follows:

                                   ARTICLE I.
          The name of the corporation shall be:
                            KENTUCKY INVESTORS, INC.

                                   ARTICLE II.
          The purposes for which the corporation is formed, the nature of the business and the objects and purposes to be transacted, promoted and carried on are:

          (a) To engage in the ownership, management and operation of insurance companies through majority owned subsidiary companies only, but not to engage in the transaction of the business of insurance nor, in any manner, to transact the business of insurance as an insurer.

          In the conduct and operation of companies hereinabove described, the corporation is authorized to purchase, own and hold securities of insurance companies as majority owned subsidiary companies and, particularly, to purchase, own and hold the voting stock of newly organized insurance companies in accordance with applicable state and federal laws.

          (b) As an incidental and secondary purpose, to engage in the real estate business, either directly or through subsidiary companies, and to purchase, acquire, hold, improve, sell, convey, assign, release, mortgage, encumber, lease and deal in real estate of every kind and nature; to construct building; to develop residential and business sub-divisions for sale or lease and to do all things incidental thereto.

                                  ARTICLE III.
          The duration of life of the corporation shall be perpetual.

                                   ARTICLE IV.
          The property of the stockholders shall not be subject to the debts of the corporation.

                                   ARTICLE V.
          The address of the registered office of the corporation in the Commonwealth of Kentucky shall be: 521 Southland Drive, Lexington, Fayette County, Kentucky, and the name and address of its registered agent shall be:
Harry Lee Waterfield, 521 Southland Drive, Lexington, Kentucky.

                                   ARTICLE VI.
          The total authorized number of shares of stock in the corporation shall be one million two hundred twenty-five thousand (1,225,000), each being of the par value of One Dollar ($1.00). All shares shall have equal voting power of one (1) vote for each share.

                                  ARTICLE VII.
          There is but one class of shares and there are no preferences, qualifications, limitations or restrictions granted or imposed upon such shares.

                                  ARTICLE VIII.
          The amount of paid in capital with which the corporation shall begin business is One Thousand Dollars ($1,000.00).

                                   ARTICLE IX.
          The name and address of the Incorporator and the number of shares subscribed and paid in are:
          Harry Lee Waterfield
          521 Southland Drive
          Lexington, Kentucky           1,000 shares

                                   ARTICLE X.
          The number of directors of the corporation shall be not less than five
(5) nor more than twenty-five (25), the exact number of which shall be determined from time to time by the stockholders.

          All powers of the corporation not otherwise fixed by law or by these Articles shall be vested in the Board of Directors which shall have authority to make and promulgate such By-Laws for the operation of the corporation as are not inconsistent with the laws of the Commonwealth of Kentucky or these Articles.


                                   ARTICLE XI.
          The corporation shall have the right to purchase or redeem its own shares in the manner provided by law. Any shares so acquired may be carried as Treasury shares and may be sold or cancelled and the capital stock reduced, as the Board of Directors may determine and in such manner as is consistent with the laws of the Commonwealth of Kentucky.

                                  ARTICLE XII.
          Transfers of stock in the corporation shall be made by its officers and must be made upon the books of the corporation.

          IN TESTIMONY WHEREOF, witness the signature of the incorporator, this the twelfth day of July, 1963.
                              /s/
                              Harry Lee Waterfield

STATE OF KENTUCKY.....)
COUNTY OF FRANKLIN..)
          I, the undersigned, a Notary Public for the State of Kentucky at Large, do hereby certify that the foregoing Articles of Incorporation were this day produced before me by Harry Lee Waterfield, the incorporator therein named, who acknowledged the execution of the same to be his own act and deed.

          Witness my hand this the twelfth day of July, 1963.

          My commission expires September 24, 1964.
                              /s/
                              Mildred Gardenhire
                              Notary Public, State of Ky at Large

FILED AND RECORDED
HENRY H. CARTER
JULY 18, 1968
SECRETARY OF STATE OF KENTUCKY
FRANKFORT, KENTUCKY


                        AMENDED ARTICLES OF INCORPORATION
                                       OF
                            KENTUCKY INVESTORS, INC.

          We, the undersigned, being the President and Secretary, respectively, of Kentucky Investors, Inc., a corporation organized, created and existing under the laws of the Commonwealth of Kentucky, do hereby certify that at a meeting of the shareholders of the company duly called and held on May 14, 1970, at which a majority of the shareholders were present in person or by proxy, adopted by a majority vote of those present in person or by proxy the following amendment to the Articles of Incorporation of Kentucky Investors, Inc., amending Article II thereof so that, as amended, the same shall read as follows:
                                   ARTICLE II.
          The purposes for which the corporation is formed, the nature of the business and objects and purposes to be transacted, promoted and carried on shall be to engage in any lawful act, business or activity for which corporations may be organized under the law of the Commonwealth of Kentucky.

          IN WITNESS WHEREOF, these Amended Articles of Incorporation have been executed by Harry Lee Waterfield and Robert M. Hardy as present President and Secretary, respectively, of the company.
                              /s/
                              Harry Lee Waterfield, President
                              /s/
                              Robert M. Hardy, Secretary
STATE OF KENTUCKY......)
COUNTY OF FRANKLIN....)
          On this the 14th day of May, 1970, there personally appeared before me, a Notary Public in and for the State and County aforesaid, Harry Lee Waterfield, President, and Robert M. Hardy, Secretary, of Kentucky Investors, Inc., a Kentucky corporation, each of whom acknowledged their signatures to the Amended Articles of Incorporation to be his act and deed, and the act and deed of said corporation, and certified the time and manner of adoption.
                              /s/
                              Gene M. Brown, Notary Public
My commission expires 4-12-73.
I hereby certify that this instrument has been drafted by:
/s/
Joseph J. Leary
Attorney at Law
Lawyers Building
206 St. Clair Street
Frankfort, Kentucky   40601

ORIGINAL COPY FILED AND RECORDED
ELMER BEGLEY
MAY 15, 1970
SECRETARY OF STATE OF KENTUCKY
FRANKFORT, KENTUCKY


                          AMENDMENT TO THE ARTICLES OF
                    INCORPORATION OF KENTUCKY INVESTORS, INC.

          Kentucky Investors, Inc., a Kentucky corporation, by its President, Harry Lee Waterfield, and its Assistant Secretary, Gene M. Brown, does hereby certify that at a regular meeting of the stockholders duly called and held at Frankfort, Kentucky, on the 9th day of May, 1974, at 11 A.M. (CDT), at which meeting a majority of said stockholders entitled to vote at said meeting were present in person or by proxy by an affirmative vote of more than a majority of the stockholders entitled to vote thereupon, Article X of the Articles of Incorporation was amended so that as amended, Article X provides as follows:

          "The number of Directors of the corporation shall be nine. The nine members shall be divided into three classes, each consisting of three members. The term of office of Directors of the first class shall expire at the first annual meeting of the shareholders after their election; that of the second class shall expire at the second annual meeting after their election, and that of the third class shall expire at the third annual meeting after their election. AT each annual meeting after such classification, the number of Directors equal to the number of the class whose term expires at the time of such meeting shall be elected to hold office until the third succeeding annual meeting. In the event of any vacancy occurring in the Board of Directors, it shall be filled by the affirmative vote of a majority of the remaining Directors, and shall be for the unexpired term of his predecessor in office.

          All powers of the corporation not otherwise fixed by law or by these Articles shall be vested in the Board of Directors, which shall have authority to make and promulgate such By-Laws for the operation of the corporation as are not inconsistent with the laws of the Commonwealth of Kentucky or these Articles."

          IN WITNESS WHEREOF, Kentucky Investors, Inc. has caused its name and corporate seal to be affixed hereto by Harry Lee Waterfield, its President, and Gene M. Brown, its Assistant Secretary.

          This 16th day of May, 1974.
                              Kentucky Investors, Inc.
                              /s/
                              BY:  Harry Lee Waterfield, President
                              /s/
                              BY:  Gene M. Brown, Assistant Secretary
ORIGINAL COPY
FILED
SECRETARY OF STATE OF KENTUCKY
FRANKFORT, KENTUCKY
May 16, 1974
Thelma L. Stovall
Secretary of State

FILED MAY 22, 1974
LLOYD T. RUSSELL, CFCC


COMMONWEALTH OF KENTUCKY.......)

COUNTY OF FRANKLIN.......................)

          I, the undersigned Notary Public in and for the State and County aforesaid, do hereby certify that on this day the foregoing Amendment to the Articles of Incorporation of Kentucky Investors, Inc. was produced before me in my County and was acknowledged by Harry Lee Waterfield and Gene M. Brown, by me personally known to be the President and Assistant Secretary, respectively, of Kentucky Investors, Inc., a Kentucky corporation, to be their act and deed as such officers and the act and deed of such corporation.

          Witness my hand and seal of office this the 16th day of May, 1974.

          My commission expires January 26, 1978.
                              /s/
                              Wilma Yeary, Notary Public
This document prepared by:
/s/
Joe R. Johnson
Attorney at Law
200 Capital Avenue
Frankfort, Kentucky   40601

                                VERIFICATION FORM

STATE OF KENTUCKY.......)
COUNTY OF FRANKLIN.....)
          I, Wilma Yeary, a notary public, do hereby certify that on this 6th day of May, 1974, personally appeared before me Harry Lee Waterfield, who, being by me first duly sworn, declared that he is the President of Kentucky Investors, Inc. that he signed the foregoing document as President of the corporation, and that the statements therein contained are true.
                              /s/
                              Wilma Yeary, Notary Public
My commission expires the 26th day of January, l978.

                          AMENDMENT TO THE ARTICLES OF
                    INCORPORATION OF KENTUCKY INVESTORS, INC.

          Kentucky Investors, Inc., a Kentucky corporation, by its President, Harry Lee Waterfield II, and its Secretary, Jane S. Jackson, does hereby certify that at a regular meeting of the stockholders duly called and held at Frankfort, Kentucky, on the 12th day of May, 1988, at 11:00 A.M., at which meeting a majority of said stockholders entitled to vote at said meeting were present in person or by proxy by an affirmative vote of more than a majority of the stockholders entitled to vote thereupon, Article VI of the Articles of Incorporation was amended so that as amended, Article VI provides an additional paragraph as follows:

          "The shareholders of the corporation shall not have a preemptive right to acquire the corporation's unissued shares."

          IN WITNESS WHEREOF, Kentucky Investors, Inc. has caused its name and corporate seal to be affixed hereto by Harry Lee Waterfield II, its President, and Jane S. Jackson, its Secretary.

          This 23rd day of February, 1989.
                              KENTUCKY INVESTORS, INC.
                              /s/
                              BY:  Harry Lee Waterfield, II, President
                              /s/
                              BY:  Jane S. Jackson, Secretary

APPROVED
OFFICE OF THE ATTORNEY GENERAL
FRANKFORT, KENTUCKY
BY:  JOSEPH R. JOHNSON, AAG 2/23/89

RECEIVED AND FILED
FEBRUARY 23, 2989
BREMER EHRLER
SECRETARY OF STATE
COMMONWEALTH OF KENTUCKY

FILED 2-23-89
DONALD C. HULETTE, CFCC

COMMONWEALTH OF KENTUCKY.......)
COUNTY OF FRANKLIN.......................)

          I, the undersigned Notary Public in and for the State and County aforesaid, do hereby certify that on this day the foregoing Amendment to the Articles of Incorporation of Kentucky Investors, Inc. was produced before me in my County and was acknowledged by Harry Lee Waterfield II and Jane S. Jackson, by me personally known to be the President and Secretary, respectively, of Kentucky Investors, Inc., a Kentucky corporation, to be their act and deed as such officers and the act and deed of such corporation.

          Witness my hand and seal of office this the 23rd day of February,
1989.
          My Commission expires 1-23-90.
                              /s/
                              Dianne A. Rogers, Notary Public
This document prepared by:
/s/
Robert M. Hardy, Jr.
Attorney at Law
200 Capital Avenue
Frankfort, Kentucky  40601

                                VERIFICATION FORM

STATE OF KENTUCKY........)

COUNTY OF FRANKLIN......)

          I, Dianne A. Rogers, a Notary Public, do hereby certify that on this 23rd day of February, 1989, personally appeared before me Harry Lee Waterfield II, who, being by me first duly sworn, declared that he is the President of Kentucky Investors, Inc., that he signed the foregoing document as President of the corporation, and that the statements therein contained are true.
                              /s/
                              Dianne A. Rogers, Notary Public
My Commission Expires 1-23-90.

                          AMENDMENT TO THE ARTICLES OF
                    INCORPORATION OF KENTUCKY INVESTORS, INC.

          Kentucky Investors, Inc., a Kentucky corporation, by its President, Harry Lee Waterfield II, and its Secretary, Wilma Yeary, does hereby certify that at a regular meeting of the stockholders duly called and held at Frankfort, Kentucky, on the 11th day of May, 1989, at 11:00 A.M., at which meeting a majority of said stockholders entitled to vote at said meeting were present in person or by proxy, by an affirmative vote or more than a majority of the stockholders entitled to vote thereupon, Article VII was added to the Articles of Incorporation to read as follows:

          "A director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for breach of his duties as a director, except for liability (i) for any transaction in which the interest of the Company or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or are known to the director to be in violation of law; (iii) for any vote for or assent to an unlawful distribution to stockholders as prohibited under KRS 271B.8-330; or (iv) for any transaction from which the director derived an improper personal transaction from which the director derived an improper personal benefit. Any repeal or modification of this Article by the stockholders of the Company shall not adversely affect any limitation on the liability of a director of the Company for matters arising prior to the time of such repeal or modification."

          IN WITNESS WHEREOF, Kentucky Investors, Inc. has caused its name and corporate seal to be affixed hereto by Harry Lee Waterfield II, its President, and Wilma Yeary, its Secretary.

          This 30th day of May, 1989.
                              KENTUCKY INVESTORS, INC.
                              /s/
                              BY:  Harry Lee Waterfield II, President
                              /s/

                              BY:  Wilma Yeary, Secretary
RECEIVED AND FILED JUNE 2, 1989
BREMER EHRLER
SECRETARY OF STATE
COMMONWEALTH OF KENTUCKY
FILED JUNE 14, 1989
DONALD C. HULETTE,  CFCC

                                VERIFICATION FORM
STATE OF KENTUCKY .........)

COUNTY OF FRANKLIN........)

          I, Jane S. Jackson, a Notary Public, do hereby certify that on the 30th day of May, 1989, personally appeared before me Harry Lee Waterfield II, who, being by me first duly sworn, declared that he is the President of Kentucky Investors, Inc., that he signed the foregoing document as President of the corporation, and that the statements therein contained are true.
                              /s/
                              Jane S. Jackson, Notary Public
My Commission Expires 11-11-92.
COMMONWEALTH OF KENTUCKY........)
COUNTY OF FRANKLIN........................)

          I, the undersigned Notary Public in and for the State and County aforesaid, do hereby certify that on this day the foregoing Amendment to the Articles of Incorporation of Kentucky Investors, Inc. was produced before me in my county and was acknowledged by Harry Lee Waterfield II and Wilma Yeary, by me personally known to be the President and Secretary, respectively, of Kentucky Investors, Inc., a Kentucky corporation, to be their act and deed as such officers and the act and deed of such corporation.
          Witness my hand and seal of office this the 30th day of May, l989.
          My Commission expires 11-11-92.
                              /s/
                              Jane S. Jackson, Notary Public
This document prepared by
/s/
Robert M. Hardy, Jr.
Attorney at Law
200 Capital Avenue
Frankfort, Kentucky  40601

STATE OF KENTUCKY
COUNTY OF FRANKLIN
I, DONALD C. HULETTE, CLERK OF SAID COUNTY COURT, HEREBY CERTIFY THAT THE FOREGOING INSTRUMENT HAS BEEN DULY RECORDED, ARTICLES OF INCORPORATION, BOOK 26 PAGE 400 IN MY SAID OFFICE. 6-14-89
DONALD C. HULETTE, CLERK



EXHIBIT 3.2 TO FORM 10-K/A-1.

                                     BY-LAWS

                                       OF







                            KENTUCKY INVESTORS, INC.


                                   ARTICLE I.

          Section 1. Time and Place of Meeting. The annual meeting of stockholders for the election of directors shall be held at the principal office of the Company at 200 Capital Avenue, Frankfort, Kentucky 40601 or at such other place in Kentucky as the Board of Directors may, from time to time designate, on the second Thursday in May in each year at 10 A.M., or at such other hour as the Board of Directors may fix prior to the notice of the meeting.

          Special meetings of the stockholders shall be held in the same place or places and shall be called by the President or Secretary upon direction of the Board of Directors, or upon application of the owners of one-fourth of the capital stock.

          Section 2. Notice of Meetings. Unless otherwise required by statute, notice of each meeting of stockholders shall be given to each stockholder of record entitled to vote at such meeting not less than five nor more than sixty days before the day on which the meeting is to be held, by mailing to such stockholder, postage prepaid, a written or printed notice thereof addressed to him at his last known post office address appearing on the books of the company. Such notice shall state the time and place of the meeting, and if a special meeting, the purpose or purposes thereof.

          Notice of any meeting need not be given to any stockholder who shall attend such meeting in person or by proxy or to any stockholder who shall in person or by attorney thereunto authorized in writing or by telegram waive notice of such meeting. Unless otherwise required by statute, notice of any adjourned meeting of stockholders need not be given.

          Section 3. Quorum. At each meeting of stockholders a majority in person or by proxy in interest of all the stockholders entitled to vote at such meeting shall constitute a quorum for the transaction of business unless by statutory requirement a greater majority is necessary. If the necessary majority of stockholders be not present in person or by proxy at any meeting, any stockholder or officer present may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present. At any such adjourned meeting at which a quorum may be present, any business may be transacted which might have been transacted at the meeting as originally called.

          Section 4. Voting. Except as may otherwise be required by law or by the By-Laws, at each meeting of stockholders each stockholder shall be entitled only to one vote for each share of Common Stock held by him and registered in his name on the books of the Company at the time of such meeting or at the date fixed as a record date for the determination of the stockholders entitled to vote pursuant to the provisions of Section 3 of Article VI of the By-Laws. In case the transfer books of the company shall not have been closed and no date shall have been fixed as a record date for the determination of the stockholders entitled to vote, as permitted by the provisions of said Section 3, no share of stock shall be voted at any election of directors which has been transferred on the books of the Company within thirty days next preceding such election.

          Any stockholder entitled to vote may vote in person or by proxy in writing. The attendance at any meeting of a stockholder who may theretofore have given a proxy shall not have the effect of revoking the same unless the stockholder so attending shall, in writing, so notify the Secretary of the meeting at any time prior to the voting of the proxy.

          Every person holding stock in any representative or fiduciary capacity may represent the same at all meetings of stockholders and may vote thereon as a stockholder; and every person who shall have pledged his stock as collateral security may, nevertheless, represent the same at all such meetings and may vote thereon as a stockholder, unless in the transfer to the pledgee on the books of the company he shall have expressly empowered the pledgee to vote thereon, in which case only the pledgee or his proxy may represent said stock and vote thereon.

          At each meeting of stockholders all matters other than those the manner of deciding which is expressly regulated by statute or by the Articles of Incorporation or by these By-Laws, shall be decided by the vote of a majority in interest of the stockholders present in person or by proxy and entitled to vote.


                                   ARTICLE II

                               Board of Directors

          Section 1. General Powers. The business affairs and property of the company shall be managed by the Board of Directors.

          Section 2. Number, Term of Office and Qualifications. The number of directors of the Corporation shall be not less than five nor more than twenty-five, the exact number of which shall be determined from time to time by the stockholders. Each of such directors shall serve until the next annual meeting of stockholders and until his successor shall have been elected and qualified, or until his death, or until he shall have resigned in the manner provided in
Section 8 of this Article II, or shall have been removed in the manner provided in Section 9 of this Article II. Each director at the time of his election shall be a bona fide holder of at least one (1) share of stock of the company, but this requirement shall not apply to the five directors named by the sole incorporator at the first meeting of the organizers, subscribers and stockholders.

          Section 3. Election of Directors. At each meeting of the stockholders for the election of directors, the directors shall be chosen by a plurality of the votes given at such election. Every stockholder of record entitled to vote shall be entitled to vote in person or by proxy the number of shares owned by him for as many persons as there are directors to be elected or to cumulate said shares so as to give one candidate as many votes as the number of directors multiplied by the number of shares of stock shall equal, or to distribute them on the same principle among as many candidates as he shall see fit.

          Section 4. Annual and Regular Meetings. The annual meetings of the Board of Directors shall be held in each year immediately after the annual meeting of the stockholders at the principal office of the company in Frankfort, Kentucky, or at such other place as the Board of Directors may fix from time to time, and if so held, no notice of said meeting need be given. If the annual meeting shall not be so held in any year, such meeting shall be held as soon thereafter as practicable upon notice provided for in Section 6 of this Article
II. The Board of Directors from time to time may provide for the holding of regular meetings and fix the time and place (which may be within or outside of the State of Kentucky) of such meetings.

          Section 5.  Special Meetings.    Special meetings of the Board of
Directors shall be held whenever called by a majority of the directors then in office, by the Executive Committee, the Chairman of the Board, if one shall have been chosen), or the President, at such time and place (which may be within or outside the State of Kentucky) as may be specified in the respective notices or waivers of notice thereof.

          Section 6. Notice of Meetings. No notice of regular meetings shall be necessary. Notice of each special meeting of the Board of Directors shall be mailed to each director at his residence or usual place of business at least two days before the day on which the meeting is to be held, or shall be sent to him at such place by telegram, radio or cable, or telephone, or delivered to him personally, not later than the day before on which the meeting is to be held; provided, however, that with respect to any meeting called to consider a proposed amendment to the By-laws of the company, notice of the proposed change shall be given to each director at least five days before the day on which such meeting is to be held. Unless otherwise required by statute, notice of any special meeting need not be given to any director who shall attend such meeting in person or who shall waive notice thereof in writing or by telegram, radio or cable. Any such meeting shall be a legal meeting without any notice thereof having been given if all the directors shall be present thereat. Unless otherwise required by statute, notice of any adjourned meeting need not be given.

          Section 7. Quorum and Manner of Acting. At each meeting of the Board of Directors the presence of a majority of the directors in office shall be necessary and sufficient to constitute a quorum for the transaction of business. Except as otherwise provided by statute or by these By-Laws, the act of a majority of the directors present at any meeting at which a quorum is present shall be the act of the Board of Directors. In the absence of a quorum, a majority of the Directors present at the time and place of any meeting may adjourn the meeting from time to time until a quorum shall be present. At any such adjourned meeting at which a quorum may be present, any business may be transacted which might have been transacted at the meeting as originally called.

          Section 8. Resignations. Any director may resign at any time by giving written notice of such resignation to the Board of Directors, the Chairman of the Board, (if one shall be chosen), the President or the Secretary of the company. Unless otherwise specified in such written notice, such resignation shall take effect upon receipt thereof by the Board of Directors or any such officer.

          Section 9. Removal of Directors. Any director may be removed from office for cause after due notice and hearing by the stockholders at a special meeting called for that purpose, which may be held at the same time and place as the annual meeting if specified in the notice of the meeting. If such director is a member of the Executive Committee, he shall cease to be a member of said Committee when he ceases to be a director. Any vacancy in the Board of Directors caused by any such removal may be filled at such meeting by the stockholders entitled to vote; provided, however, that in case the stockholders do not fill such vacancy at such meeting, such vacancy may be filled in the manner provided in Section 10 of this Article II.

          Section 10. Vacancies. If any vacancy shall occur in the Board of Directors by reason of death, resignation, disqualification, removal or otherwise, the remaining directors shall continue to act and such vacancy may be filled (subject to the provisions of Section 9 of this Article II) by the affirmative votes of a majority of the remaining directors.

          Section 11. Compensation. The directors shall receive such compensation for their services as directors, and such allowance for traveling expense for attendance at meetings of the Board, as may be determined by the Board of Directors; the foregoing shall not be construed as prohibiting the payment of any person who is a director of compensation for services rendered to the company in any other capacity.


                                   ARTICLE III

                    Executive Committee and Other Committees

          Section 1. Designation of Members; Qualification; Term of Office. The Board of Directors, by resolution or resolutions adopted from time to time, may designate from among its members an Executive Committee consisting of the President and such number of additional members as may be determined by the Board.

          Section 2. Powers. during the intervals between the meetings of the Board of Directors (unless otherwise provided by statute, by these By-Laws, or by resolution or resolutions adopted from time to time by the Board), the Executive Committee shall have and may exercise all the powers of the Board of Directors in the management of the business, affairs and property of the company.

          Section 3. Meetings; Notices; Records. The Executive Committee, by resolution, may provide for the holding of regular meetings, with or without notice, and may fix the time and place at which such meetings shall be held. Special meetings of the Executive Committee may be called from time to time by any member of the Executive Committee. Meetings of the Executive Committee may be held within or outside the State of Kentucky. Notice of each special meeting shall be mailed to each member of the Executive Committee addressed to him at his residence or usual place of business at least two days before the day on which the meeting is to be held, or shall be sent to him at such place by telegram, radio or cable, or telephoned or delivered to him personally, not later than the day before the day on which the meeting is to be held. Notice of any meeting need not be given to any member of the Executive committee who shall attend such meeting in person or who shall waive notice thereof in writing or by telegram, radio or cable. Any such meeting shall be a legal meeting without any notice thereof having been given if all the members of the Executive Committee shall be present thereat. Notice of any adjourned meeting need not be given. The Executive Committee shall keep a record of its proceedings and shall report such proceedings to the Board.

          Section 4. Quorum and Manner of Acting. At each meeting of the Executive Committee the presence of a majority of the members in office shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the members present at any meeting at which a quorum is present shall be the act of such Committee. In the absence of a quorum, a majority of the members present at the time and place of any meeting may adjourn the meeting from time to time until a quorum shall be present.

          Section 5. Resignations. Any member of the Executive Committee may resign at any time by giving written notice of such resignation to the Board of Directors, the Chairman of the Board, (if one shall be chosen), the President or the Secretary of the company. Unless otherwise specified in such written notice, such resignation shall take effect upon receipt thereof by the Board of Directors or any such officer.

          Section 6. Removal. Any or all of the members of the Executive Committee may be removed at any time, either for or without cause, by resolution or resolutions adopted at any meeting of the Board of Directors called for the purpose.

          Section 7. Vacancies. If any vacancy shall occur in the Executive Committee by reason of death, resignation, disqualification, removal or otherwise, the remaining members shall continue to act and such vacancy may be filled by a resolution adopted at any meeting of the Board of Directors.

          Section 8. Other Committees. The Board of Directors, by resolution or resolutions adopted from time to time, may designate one or more other committees of the Board, each such committee to consist of two or more of the Directors, to have such name or names and to have such powers as may be determined from time to time by resolution or resolutions adopted by the Board.

          Section 9. Compensation. The members of any committee designated pursuant to this Article III shall receive such compensation for their services as such members, and such allowance for traveling expenses for attendance at committee meetings, as may be determined by the Board of Directors; the foregoing shall not be construed as prohibiting the payment to any person who is a member of any such committee of compensation for services rendered to the company as a member of the Board or in any other capacity.


                                   ARTICLE IV

                                    Officers

          Section 1. umber. The officers of the company shall be a Chairman of the Board, (if the Board of Directors shall so determine), a President, one or more Vice Presidents, a General Counsel, a Secretary, and a Treasurer, and such other officers as may be appointed in accordance with the provisions of Section 3 of this Article IV. The same person may hold more than one office except that the President shall not also be the Secretary or as Assistant Secretary.

          Section 2. Election, Term of Office and Qualifications. Each officer (except such officers as may be appointed in accordance with the provisions of Section 3 of this Article IV) shall be chosen by the Board of Directors. Each such officer (whether chosen at an annual meeting of the Board of Directors or to fill a vacancy or otherwise) shall hold his office until the next annual meeting of the Board of Directors and until his successor shall have been chosen and qualified, or until his death, or until he shall have resigned in the manner provided in Section 4 of this Article IV, or shall have been removed in the manner provided in Section 5 of this Article IV. The Chairman of the Board, (if one shall be chosen), the President and the First Vice President shall be and remain Directors of the company during the terms of their respective offices. Any other officer may but need not be a Director of the company.

          Section 3. Subordinate Officers and Agents. The Board of Directors from time to time may appoint other officers or agents (including one or more Assistant Secretaries, one or more Assistant Treasurers, one or more Assistant Counsel), to hold their positions for such period, have such authority, and perform such duties as are provided in these By-Laws or as may be provided in the resolutions appointing them. The Board of Directors may delegate to any officer or agent the power to appoint any such subordinate officers or agents and to prescribe their respective terms of office, authorities and duties.

          Section 4. Resignations. Any officer may resign at any time by giving written notice of such resignation to the Board of Directors, the Chairman of the Board, (if one shall be chosen), the President or the Secretary of the Company, unless otherwise specified in such written notice, such resignation shall take effect upon receipt thereof by the Board of Directors or any such officer.

          Section 5. Removal. Any officer specifically designated in Section 1 of this Article IV may be removed at any time, either for or without cause, by resolution or resolutions adopted at any meeting of the Board of Directors called for the purpose. Any officer or agent appointed in accordance with the provisions of Section 3 of this Article IV may be removed, either for or without cause, by the Board of Directors, at nay meeting, or by any superior officer or agent upon whom such power of removal shall have been conferred by the Board of Directors.

          Section 6. Vacancies. Any vacancy in any office by reason of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in these By-Laws for regular election or appointment to such office.

          Section 7. The Chairman of the Board. The Chairman of the Board (if one shall be chosen) shall preside at all meetings of the Board of Directors, shall be the Chief Executive Officer of the Company and of the Executive Committee and of the Stockholders.

          Section 8. The President. The President, subject to the superior authority of the Chairman of the Board (if one shall be chosen) and subject to the direction of the Board of Directors, shall have general charge of the business, affairs and property of the company and general supervision over its officers and agents. In the absence of the Chairman of the Board, he shall preside at all meetings of Stockholders and of the Executive Committee and of the Board of Directors, and he shall see that all orders and resolutions of the Board of Directors, the Executive Committee and the Chairman of the Board are carried into effect. He may sign, with any other officer thereunto duly authorized, certificates of stock of the company, the issuance of which shall have been duly authorized, and may sign and execute in the name of the company deeds, mortgages, bonds, contracts, agreements or other instruments duly authorized by the Board of Directors, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent. From time to time he shall report to the Board of Directors and to the Executive Committee all matters within his knowledge which the interests of the company may require to be brought to their attention. He shall also perform such other duties as are given to him by these By-Laws or as from time to time may be assigned to him by the Board of Directors of by the Chairman of the Board.


          Section 9. The Vice Presidents. The Vice Presidents shall perform such duties as from time to time may be assigned to them by the Board of Directors or the President.

          Section 10. The General Counsel. The General Counsel shall be the legal advisor to the company and to the several departments thereof and shall be responsible for the conduct of all legal matters of the company.

          Section 11.  The Secretary.  The Secretary shall:

                    (a) Record all the proceedings of the meetings of the stockholders, Board of Directors and Executive Committee in a book or books to be kept for that purpose;

                    (b) Cause all notices to be duly given in accordance with the provisions of these By-Laws and as required by statute;

                    (c) Whenever any committee shall be appointed in pursuance of a resolution of the Board of Directors, furnish the Chairman of such committee with a copy of such resolution;

                    (d) Be custodian of the records and of the seal of the company, and cause such seal to be affixed to all certificates representing stock of the company prior to the issuance thereof, and to all instruments the execution of which on behalf of the company under its seal shall have been duly authorized;

                    (e) See that the lists, books, reports statements, certificates, and other documents and records required by statute are properly kept and filed;

                    (f) Have charge of the stock books of the company and cause the stock and transfer books to be kept in such manner as to show at any time the amount of stock of the company issued and outstanding, the names alphabetically arranged, and the addresses of the holders of record thereof; the number of shares held by each, and the date when each became such holder of record; and exhibit at all reasonable times to any director, upon application, the original or duplicate stock register; and

                    (g) In general, perform all duties incident to the office of Secretary and such other duties as are given to him by these By-Laws or as from time to time may be assigned to him by the Board of Directors or the President.

          Section 12. Assistant Secretaries. At the request of the Secretary or in his absence or disability, the Assistant Secretary designated by him (or in the absence of such designation, the Assistant Secretary designated by the Board of Directors or the President) shall perform all the duties of the Secretary, and, when so acting, shall have all the powers of and be subject to all restrictions upon the Secretary. The Assistant Secretaries shall perform such other duties as from time to time may be assigned to them respectively by the Board of Directors, the President or the Secretary.

          Section 13.  The Treasurer.  The Treasurer shall:

                    (a) Have charge of and supervision over and be responsible for the funds, securities, receipts and disbursements of the company;

                    (b) Cause the moneys and other valuable effects of the company to be deposited in the name and to the credit of the company in such banks or trust companies or with such bankers or other depositaries as shall be selected by the Board of Directors, or to be otherwise dealt with in such manner as the Board of Directors may direct;

                    (c) Cause the funds of the company to be discharged by checks or drafts upon the authorized depositories of the company, and cause to be taken and preserved proper vouchers for all moneys disbursed;

                    (d) Render to the Board of Directors, the Executive Committee, the Chairman of the Board, (if one shall be chosen) or the President, whenever requested, a statement of the financial condition of the company and of all his transactions as Treasurer;

                    (e) Cause to be kept at the principal office of the company correct books of account of all its business and transactions and exhibit such books to any director upon application at such office during business hours; and

                    (f) In general, perform all duties incident to the office of Treasurer and such other duties as are given to him by these By-Laws or as from time to time may be assigned to him by the Board of Directors or the President.

          Section 14. Assistant Treasurers. At the request of the Treasurer or in his absence or disability, the Assistant Treasurer designated by him (or in the absence of such designation, the Assistant Treasurer designated by the Board of Directors or the President) shall perform all the duties of the Treasurer, and when so acting, shall have all the powers of and be subject to all restrictions upon the Treasurer. The Assistant Treasurers shall perform such other duties as from time to time may be assigned to them respectively by the Board of Directors, the President or the Treasurer.


          Section 15. Salaries. The salaries of the officers of the Company shall be fixed from time to time by the Board of Directors, except that the Board of Directors may delegate to any person the power to fix the salaries or other compensation of any officers or agents appointed in accordance with the provisions of Section 3 of this Article IV. No officer shall be prevented from receiving such salary by reason of the fact that he is also a Director of the company.

          Section 16. Surety Bonds. In case the Board of Directors shall so require, any officer or agent of the company shall execute to the company a bond in such sum and with such surety or sureties as the Board of Directors may direct, conditioned upon the faithful discharge of his duties.


                                    ARTICLE V

                    Indemnification of Directors and Officers

          Every person who now is or hereafter shall be a Director or officer of the Company shall be indemnified by the Company against all costs and expenses (including counsel fees) actually and necessarily incurred by or imposed upon him in connection with or resulting from any action, suit, or proceeding of whatever nature to which he is or shall be made a party by reason of his being or having been a Director or officer of the Company (whether or not he is a director or officer of the company at the time he is made a party to such action, suit or proceeding, or at the time such costs or expenses are incurred by or imposed upon him), except in relation to matters as to which he shall be adjudged in such action, suit, or proceeding to be liable for negligence or misconduct in the performance of his duties as such Director or officer; provided, however, that in the case of an action, suit or proceeding which is settled or compromised, such right of indemnification shall be applicable only
(a) if such settlement or compromise is approved by the Court having jurisdiction of such action, suit or proceeding and (b) to the extent provided in the terms of such compromise or settlement so approved. Every such person shall be entitled, without demand by him upon the Company or any action by the Company, to enforce his right to such indemnity in ac action at law against the Company.

          The right of indemnification hereinabove provided shall not be deemed exclusive of any other rights to which any such person may now or hereafter be otherwise entitled and specifically, without limiting the generality of the foregoing, shall not be deemed exclusive of any rights, pursuant to statute or otherwise, of any such person in any such action, suit or proceeding to have assessed or allowed in his favor, against the company or otherwise, his costs and expenses incurred therein or in connection therewith or any part thereof.


                                   ARTICLE VI

                            Shares and Their Transfer

          Section 1. Stock Certificates. Except as provided by resolution of the directors, every holder of stock in the company shall be entitled to have a certificate, signed by the President or the First Vice President, and either the Treasurer or the Secretary and impressed with the corporate seal, certifying the number of shares owned by him in the company; provided, however, that where such certificate is signed by a transfer agent or a registrar, the signature of any such President, First Vice President, Treasurer, or Secretary, and the Corporate Seal, may be facsimiles. In case any officer of the company who has signed, or whose facsimile signature has been used on, any such certificate shall cease to be such officer, for whatever cause, before the certificate shall have been delivered by the Company, the certificate shall be deemed to have been adopted by the Company unless the Board of Directors shall otherwise determine prior to the issuance and delivery thereof, and may be issued and delivered as though the person who signed it or whose facsimile signature has been used thereon had not ceased to be such officer of the company. Certificates representing shares of stock of the company shall be in such form as shall be approved by the Board of Directors. There shall be entered upon the stock books of the company at the time of issuance of each share the number of the certificate issued, the name and address of the person owning the shares represented thereby, the number of such shares and the date of issuance thereof. Every certificate exchanged or returned to the company shall be marked "cancelled", with the date of cancellation.

          Section 2. Transfer of Stock. Transfers of shares of stock of the Company shall be made on the books of the Company by the holder of record thereof or by his attorney thereunto duly authorized by a power of attorney duly executed in writing and filed with the Secretary of the Company or any of its transfer agents, and on surrender of the certificate or certificates representing such shares. The Company and its transfer agents and registrars, if any, shall be entitled to treat the holder of record of any share or shares of stock as the absolute owner thereof for all purposes, and accordingly shall not be bound to recognize any legal, equitable or other claim to or interest in such shares or shares on the part of any other person whether or not it or they shall have express or other notice thereof, except as otherwise expressly provided by the Statutes of the State of Kentucky; provided, however, that whenever any transfer of shares shall be made for collateral security and not absolutely, and written notice thereof shall be given to the Secretary of the company or to any of its transfer agents, such fact shall be expressed in the entry of the transfer. Notwithstanding the foregoing, in the event an intrastate public offering by the Company of its stock solely to bona fide residents of the State of Kentucky is made, and such offering is not registered with the United States Securities and Exchange Commission, transfer of all shares of stock purchased pursuant to such public offering shall not be permitted or recognized by the Company, when made during the period of any such public offering or for such period of time thereafter as the Board of Directors in its uncontrolled discretion shall deem necessary, expedient and appropriate, unless there is submitted to the Company satisfactory evidence that the transfer is to be made to a bona fide resident of the State of Kentucky who is purchasing for investment purposes and with no intention at such time to redistribute the stock to others.


          Section 3. Closing of Transfer Books and Fixing of Record Dates. The Board of Directors shall have the power to close the stock transfer books of the company for a period not exceeding forty days preceding the date of any meeting of stockholders, or the date for payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion, exchange, or reclassification of capital stock shall go into effect; provided, however, that the Board of Directors is authorized in lieu of closing the stock transfer books as aforesaid to fix in advance a date, not exceeding forty days preceding the date of any meeting of stockholders, or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion, exchange or reclassification of capital stock shall go into effect, as a record date for the determination of the stockholders entitled to notice of and to vote at any such meeting, or entitled to receive payment of any such dividend, or to any such allotment of rights, or to exercise the rights in respect of any such change, conversation, exchange or reclassification of capital stock, and in such cases only stockholders of record on the date so fixed shall be entitled to such notice of and to vote at such meeting, or to receive payment of such dividend, or to receive such allotment of rights, or to exercise such rights, as the case may be, notwithstanding any transfer of any stock on the books of the company after any such record date fixed as aforesaid.

          Section 4. Regulations. Subject to the provisions of this Article VI, the Board of Directors may make such rules and regulations as it may deem expedient concerning the issuance, transfer and registration of certificates for shares of the stock of the Company.

          Section 5. Transfer Agents and Registrars. The Board of Directors may appoint one or more transfer agents and one or more registrars with respect to the certificates representing shares of stock of the Company and may require all such certificates to bear the signature of either or both.

          Section 6. Lost or Destroyed Certificates. The holder of any shares of stock of the Company shall immediately notify the company and its transfer agents and registrars, if any, of any loss or destruction of the certificates representing the same. The Company may issue a new certificate in the place of any certificate theretofore issued by it alleged to have been lost or destroyed, and the Board of Directors may require the owner of the lost or destroyed certificate or his legal representatives to give the Company a bond in such sum and in such form as the Board of Directors may direct or approve, and with such surety or sureties as may be satisfactory to the Board of Directors, to indemnify the Company and its transfer agents and registrars, if any, against any claim or liability that may be asserted against or incurred by it or any such transfer agents or registrars, by reason of the original certificate remaining outstanding or of any action taken pursuant to this Section 6. A new certificate may be issued without requiring any bond when, in the judgment of the Board of Directors, it is proper to do so.



                                   ARTICLE VII

                                 Corporate Seal

          The corporate seal shall be circular in form and shall bear the name of the company and the words and figures denoting its organization under the Laws of the State of Kentucky, and otherwise shall be in such form as shall be approved from time to time by the Board of Directors.


                                  ARTICLE VIII

                                   Fiscal Year

          The fiscal year of the company shall begin on the first day of January in each year and shall end on the thirty-first day of the following December.


                                   ARTICLE IX

                                   Amendments

          Section 1. Amendment of By-Laws. The stockholders entitled to vote, by the affirmative vote of the holders of a majority of the voting stock issued and outstanding, or the Board of Directors, by the affirmative vote of a two-thirds majority thereof, may at any meeting provided the substance of the proposed amendment shall have been stated in the notice of the meeting, amend or alter any of these By-Laws.


                              AMENDMENTS TO BY-LAWS

          Section 4, Article II, of the By-Laws was amended by the Board of Directors in meeting on November 18, 1963, at which meeting a quorum was present and acting, as follows:

          "Mr. Waterfield recommended a resolution that the By-Laws be amended to provide that the Board shall meet on call of the President or petition of any five members in writing to the President, instead of monthly as presently provided by the By-Laws. This motion was seconded by Mr. Warren and carried unanimously."


          Section 1, Article IV, of the By-Laws was amended by the Board of Directors in meeting on March 14, 1974, at which meeting a quorum was present and acting, as follows:

          "The Chairman of the Board shall be the chief executive officer of the Company."