Form 10-Q
period 1995-09-30
KENTUCKY INVESTORS INC
filed 1995-11-14
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D C

FORM 10-Q
QUARTERLY REPORT

Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR NINE MONTHS ENDED
September 30, 1995
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

Number of outstanding shares as of September 30, 1995 - 785,689
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES_X_   NO____


PART II  -  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K


(b) There were no reports filed on Form 8-K during the quarter ended September 30, 1995.

(c)  Exhibit 27 - Financial Data Schedule.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


KENTUCKY INVESTORS, INC.

November 14, 1995
DATE                                           \s\
                                           BY: Harry Lee Waterfield II
                                           President
November 14, 1995
DATE                                           \s\
                                           BY: Jimmy R. McIver,
                                           Treasurer