Form 10-K405
period 1995-12-31
KENTUCKY INVESTORS INC
filed 1996-03-27
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 1995
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

Title of Each Class
Common $1 Par Value

Name of Each Exchange on Which Registered
NASDAQ

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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant $5,365,211.25 as of December 31, 1995.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class
Common Capital Stock

Outstanding at December 31, 1995
811,128
Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 1995 (Form 10-K, Items 1, 5a, 6, 7 and 8)
(2) Portions of the Proxy Statement dated April 19, 1996, for the Annual Meeting of Stockholders to be held May 9,1996 (Form 10-K, Items 10, 11, 12 and 13.)


                                     PART I

Item 1.  Business

(a)  General

       (a) The business of the Company is the holder of the majority interest in a life insurance company, and total interest in a printing company and an insurance marketing company which was formed in 1994. The home office of the Company, the insurance subsidiary, the printing subsidiary and the marketing subsidiary are located at 200 Capital Avenue, Frankfort, Kentucky 40601. The telephone number is (502) 223-2361. Kentucky Investors, Inc., now owns 73% of Investors Heritage Life Insurance Company, Frankfort, Kentucky ("IHL" or the "Insurance Subsidiary") and 100% of Investors Heritage Printing, Inc. ("IHP") and Investors Heritage Financial Services Group, Inc. ("FSG"). IHP and FSG are collectively hereinafter referred to as the "Non-insurance Subsidiaries". IHL, IHP and FSG are collectively hereinafter referred to as the "Subsidiaries". IHL owns 96% of Investors Underwriters, Inc., an investment holding company. While the Company continues to expand the Non-insurance Subsidiaries, less than 1% of the Company's total operations were generated by the Non-insurance Subsidiaries for the year ended December 31, 1995. The Non-insurance Subsidiaries' total assets and stockholder equity comprised less than 1% in the aggregate of the Company's reported total assets and stockholder equity as of December 31, 1995.

       Due to the fact that IHL was not a direct writer of Credit Insurance products during 1995, the Company formed FSG, a wholly-owned marketing company which marketed and will continue to market a variety of products to financial institutions for a number of other unaffiliated companies as well as IHL. As anticipated more than 10% of FSG's revenues during 1995 were derived from Franklin Life Insurance Company, Springfield, Illinois, ("Franklin") from the sale of Franklin's Credit Insurance products.

IHL

       The business segments of the Insurance Subsidiary are identified and discussed on page 45 & 46 of the Annual Report to Stockholders for the year ended December 31, 1995 and are incorporated herein by reference. A portfolio of the standard forms of participating, non-participating, whole life, limited pay, endowments, split-funding, interest-sensitive whole life, guaranteed issue whole life, universal life, term and group life are offered by IHL. In addition, IHL has historically written credit life and credit accident and health insurance (respectively, "Credit Life" and "Credit A&H", and collectively "Credit Insurance") on a group basis; and during 1995, IHL began phasing out of the Credit Insurance market as a direct writer and experienced insignificant production (less than $500,000) from the Credit Insurance products.

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

       Approximately 37% of total insurance in force is Ordinary life.

       As stated above, the Ordinary Life sales are built around a standard portfolio of life insurance policies with some of the major contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies.

       Some of the participating policies provide for payment of guaranteed annual endowments of fixed amounts beginning at the end of the second policy year and continuing through the premium paying period. These policies also have an annual guaranteed benefit. As of December 31, 1995, 12% of the total ordinary insurance in force was comprised of participating policies and of the 12%, approximately 7% was comprised of participating policies with some guaranteed benefit.

       Another block of participating policies provides for payment of a dividend which will purchase additional insurance equal to 5% of the previous year's total death benefit, including any additional insurance purchased in prior years. The dividend is not guaranteed. As of December 31, 1995, 5% of the total ordinary insurance in force was comprised of participating policies with non-guaranteed benefits.

       Non-participating life insurance policies represented 88% of the total ordinary insurance in force.

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

       During 1994, IHL introduced new products designed for the pre-arranged funeral market. These products are single premium and modal premium non-participating whole life policies. Single premium policies are sold on a guaranteed issue basis and modal premium policies are fully underwritten. Both single and modal premium policies provide for non-guaranteed increasing death benefits and have a maximum face amount of $25,000. IHL also introduced a new mortgage protection product which is being marketed by Financial Services Group.

       Although it was anticipated that during 1995 IHL would introduce group products designed for the pre-arranged funeral market, those products are still in the design phase and were not introduced.

       Credit Insurance. Credit Insurance is generally sold through banks, finance companies and automobile dealerships and is offered in connection with the extension of credit by financial institutions. The amount of the insurance is designed to cover the amount of the loan with the financial institution being the beneficiary of the insurance policy to the extent of the unpaid balance of the loan. Credit Insurance production is dependent on consumer debt. In times of low unemployment, reasonable interest rates and a steadily improving economy, consumer debt increases; therefore, Credit Insurance sales increase. When the economy slows, consumer debt slows and therefore Credit Insurance sales decrease.

       During the fourth quarter of 1994, IHL began exiting this market as a direct writer and premium production from Credit Insurance during 1995 was less than $500,000, as anticipated. IHL continued to provide the administration of the Credit Insurance operations. FSG entered into a marketing agreement with Franklin to market Franklin's Credit Insurance products during 1995.

       During the fourth quarter of 1995, IHL and FSG were advised that Franklin Life was exiting the Commonwealth of Kentucky as a direct writer of Credit Insurance products. FSG immediately began negotiating with a number of unaffiliated insurance companies to market Credit Insurance products for them. Simultaneously, FSG initiated discussions with unaffiliated companies regarding a transaction where the Credit Insurance business would be written by IHL and all of the risk insured would be immediately reinsured to the unaffiliated company. A reinsurance transaction was viewed favorably because IHL would be able to generate an alternative source of income through fees from administration and claims processing of Credit Insurance. In addition, FSG would be able to generate revenues in the form of commissions from the sale of IHL's Credit Insurance products.

       In December, 1995, IHL entered into a reinsurance agreement with The Connecticut General Life Insurance Company, Bloomfield, Connecticut ("Connecticut General") under the terms of which IHL will cede to Connecticut General 100% of the risk on all Credit Insurance policies sold by IHL. In addition to receiving a retention fee, IHL will also receive a fee for
administration and claims processing services.   Other than adding one to three
employees, no additional amounts are anticipated to be required to be expended in order to put IHL's administrative capabilities to use. Employees will be added only when warranted.

        It was and continues to be management's belief that the number of Credit Insurance providers in the Commonwealth of Kentucky is contracting as a result of two Kentucky domestic insurers exiting the Credit Insurance market. Management believed there would be opportunities to administer Credit Insurance business in Kentucky for non-domestic insurers that are expected to replace exiting insurers. This belief has come to fruition in an alternate way through the reinsurance agreement with Connecticut General. IHL will continue to seek contracts to operate as an administrator for other companies which sell Credit Insurance.

       FSG will call on banks, finance companies and selected automobile dealerships to market the Credit Insurance products for IHL. It is anticipated that more than 10% of FSG's revenues for 1996 will be derived from the sale of IHL's Credit Insurance products. IHL anticipates 1996 Credit Insurance gross written premiums to exceed $10 million; however, as described above, that business will be ceded to Connecticut General. Approximately 9% of the total life insurance in force is Credit Insurance, all of which was written directly by IHL.

       In addition to selling Credit Insurance, some IHL bank agents obtain an ordinary life license enabling them to sell mortgage insurance that might be required in excess of the statutory credit life limitation enacted by each state where our Credit Insurance products are sold. The mortgage insurance sales operations will continue to be conducted through FSG.

       Group Life. Group life accounts for the remaining 54% of in-force business.

       Since 1990, IHL has participated in the Federal Employee Group Life Insurance (FEGLI) Program, which is administered by Metropolitan Life Insurance Company. As a result of the termination of the Commonwealth of Kentucky group life contract, on November 30, 1992, IHL's participation in the FEGLI Program was substantially decreased during 1993 and 1994. The reduction from 1992 to 1993 was $195,690,000 to $721,775,000 and from 1993 to 1994 the reduction was
$53,011,000 to $668,764,000.  From 1994 to 1995 the reduction was $34,106,000 to
$634,658,000.

       Principal Markets. The principal markets for IHL's products are in the Commonwealths of Kentucky and Virginia, and the States of North Carolina, South Carolina, Ohio, Indiana, Florida, Tennessee, Illinois, Kansas, West Virginia and Texas. IHL has licensed ordinary agents and regional managers throughout these states and credit life agents in over 75 banks and automobile dealerships.

       IHL is also licensed in sixteen other states: Georgia, Alabama, Arkansas, Mississippi, and Louisiana in the South and Southeast; Colorado, Missouri, New Mexico, North Dakota, South Dakota, Oklahoma, Montana, Nebraska, Arizona and Utah in the West; and Michigan in the North. The business in these states is written mostly through general agents.

       Risk. IHL in many cases requires evidence of insurability before issuing individual life policies including, in some cases, a medical examination or a statement by an attending physician. Home office underwriters review the evidence of insurability required and approve the issuance of the policy in accordance with the application if the risk is acceptable. Some applicants who are substandard risks are rejected, but many are offered policies with higher premiums, restricted coverages or reduced benefits during the first two policy years. The majority of the single premium business is written through the prearranged funeral market without evidence of insurability, relying on safeguards such as product design, limits on the amount of coverage, and premiums which recognize the resultant higher level of claims.

       Risk is integral to insurance but, as is customary in the insurance business, IHL obtains reinsurance with respect to amounts in excess of its retention limits. The maximum limit of retention by IHL on its standard contract for any one life was $100,000 plus the amount of the return of premium benefits, if any. The maximum is reduced for sub-standard classes of risk. The maximum retention on Credit Life is also $100,000 per life. Excess coverages are reinsured externally. As of December 31, 1995, approximately $180,265,000, or 8% of total life insurance in force was reinsured with non-affiliated well established insurance companies. IHL would become liable for the reinsured risks if the reinsurers could not meet their obligations.

       IHL is party to a number of reinsurance and coinsurance agreements with
non-affiliated companies.   Approximately $180,265,000 of insurance in force for
IHL was reinsured with seventeen companies. The reinsurers for IHL and amounts of insurance in force that are reinsured are as follows:


Company                      Reinsurance Amount  Percent of Total
Crown Life Insurance Co.         $53,359,000        29.6%
The Lincoln National Life Ins. Co.75,440,000        41.9%
J.M. Limited                      17,703,000         9.8%
LNB Life Insurance Co.             4,948,000         2.8%
AEtna Life Insurance Co.           2,252,000         1.2%
Indiana-Kentucky Ins. Co. Ltd.     3,552,000         2.0%
Riverside Reinsurance Ltd.         4,807,000         2.7%
Pirtle Ltd.                        2,860,000         1.6%
Lancaster Life Insurance Co.       4,012,000         2.2%
Business Men's Assurance Co.       4,139,000         2.3%
North American Reinsurance Co.     2,625,000         1.5%
Groves Reinsurance Ltd.            1,811,000         1.0%
Munich American Reinsurance Co.    1,865,000         1.0%
Other Companies (4)                  856,000          .4%
TOTAL                           $180,265,000       100.0%


AEtna and Crown Life reinsured Credit Life and Credit A&H policies sold between July 1, 1988 and June 30, 1992. These reinsurance agreements were terminated with respect to new issues by IHL during 1991 and 1992, respectively. Neither reinsurer accepted the risk on any new policies issued after the termination date of each agreement. However, both AEtna and Crown Life continue to provide reinsurance on all Credit Insurance policies sold prior to March 16, 1991 (AEtna) and June 30, 1992 (Crown Life). During 1996, IHL will reinsure all of the risk on the Credit Insurance policies sold by its agents to Connecticut General.

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

       Domiciled in the Commonwealth of Kentucky, IHL is licensed by the Kentucky Department of Insurance and is subject to its examination and regulations. The quadrennial audit was completed during 1990 for the four years ending December 31, 1989. IHL received an excellent report. IHL received its most recent quadrennial examination during 1995. IHL anticipates conclusion on or before the end of the second quarter of 1996. The examination will cover the five year period ending December 31, 1994. Kentucky law now requires an examination every three years; therefore it is anticipated that IHL's next examination will commence during 1998 for the three years ending December 31, 1997.

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

       "Company Action Level:" This level of review is triggered if an insurer's Adjusted Capital is less than 200 percent of its RBC. The insurer is required to submit a plan to the appropriate regulatory authority that discusses proposed corrective action. IHL's Adjusted Capital is more than 3.2 times the required amount.

       "Regulatory Action Level": This level of review is triggered if an insurer's Adjusted Capital is less than 150% of its RBC. The regulatory authority formally requires the insurer to submit an RBC plan, and performs a special examination of the insurer and issues an order specifying corrective actions. IHL's Adjusted Capital is more than 4.2 times the required amount.

       "Authorized Control Level": This level of review is triggered if an insurer's Adjusted Capital is less than 100% of its RBC. The regulatory authority is authorized to take whatever action it deems necessary. IHL's Adjusted Capital is more than 6.4 times the required amount.

       "Mandatory Control Level": This level of review is triggered if an insurer's Adjusted Capital falls below 70% of its RBC. The regulatory authority is required to place the insurer under its control. IHL's Adjusted Capital is more than 9.1 times the amount required.

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

       The business of IHL is not seasonal.

       Dividend income from the Insurance Subsidiary for 1995 amounted to approximately $503,988.Other Subsidiaries. IHP does job printing for IHL as well as numerous unaffiliated sources. This includes the printing of the application forms and other office forms required by IHL.

       While the income from IHP is not a significant factor in the Company's overall business, a number of significant changes were made during 1994 and the Company experienced continued growth and improved profitability for IHP during 1995. However, revenues from IHP continue to be less than one percent of the Company's total revenue for 1995.

       As anticipated the formation and operation of FSG generated additional revenue to the Company. Although this additional revenue is not a significant factor in the Company's overall business, FSG experienced growth in its first year of operations with revenues of $171,000. Even considering this growth, revenues from FSG will continue to account for less than one percent of the Company's total revenue for 1996.

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

(b) Material Changes and Developments

       With the exception of the formation of FSG, there were no material changes in the Company's holdings during the year 1995. While changes in the life insurance business are not as dramatic as in other forms of business, new product development and innovative sales methods must be ongoing to meet the current economic times. IHL, however, believes that growth from increased sales is directly related to the constant attention paid to revising and selling the products developed by IHL.

       Ordinary Production. IHL is working diligently to increase ordinary product sales. The largest increase in this area has been the final expense and prearranged funeral sales. Final expense sales include the sale of lower face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. Prearranged funeral sales includes the sale of modal premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract.

       IHL expanded its marketing capability for this market through the 1993 acquisition of marketing assets and agents from Legacy One, Inc., a former independent marketing agent for IHL. As a result, IHL steadily increased sales during 1993 and 1994. The actual increase in 1994 over 1993 in overall ordinary premium production was approximately 21%, significantly higher than the 10-12% increase anticipated by management. IHL is continuing to increase its marketing operations and to expand into new states, including but not limited to, Tennessee, Indiana, Illinois, Kansas and South Carolina. With the introduction of several new products and expansion into new states, IHL experienced continued growth in premium production of 11 percent in the prearranged funeral market during 1995, as anticipated, and anticipates growth in premium production in this market of 10-12 percent during 1996.

       Credit Insurance. From 1988 to 1991, IHL substantially increased sales of Credit Insurance to $37 million and reinsured substantial portions of the Credit Life and Credit A&H business with AEtna and Crown Life. However, during 1992 IHL decreased Credit Insurance production to the pre-1988 annual premium levels of $8-10 million. As a result of the anticipated decrease in production, the reinsurance agreement with Crown Life was terminated effective for policies written after June 30, 1992, as set forth above. See "Business-Risk". Desired levels of Credit Insurance production were reached in 1993 and 1994.

       Throughout 1994, IHL continued to closely monitor Credit Life and Credit A&H claims and make adjustments in the claims administration process. Claim ratios on Credit A&H have stabilized. IHL will continue to closely monitor the claims paying process to make certain that proper payments are being made in accordance with the policy.

       IHL's Credit Insurance operation continued to be strong throughout 1994 in financial institutions and with a selected number of automobile dealers participating in either a reinsurance program or IHL's commission structure. However, during 1994 IHL decided to exit the Credit Insurance market as a direct writer during 1995. The driving factor behind this decision was the desire of IHL's Board of Directors and management to improve and strengthen IHL's surplus and profitability. Historically, the Credit A&H line has not been a profitable segment of the Company's business; however, when balanced with the Credit Life line, acceptable profit margins were achieved. Since 1991, the profitability of the lines diminished due to increased losses on the Credit A&H line and shrinking profit margins on the Credit Life line. Therefore, since other lines of business have been and continue to show strong growth and profits, and the continued sale of Credit A&H inhibits growth of the Company's surplus and the full realization of profits from other lines of business, management and the Board of Directors determined that it was in the best interest of the Company and its stockholders to discontinue as a direct writer of Credit Life and Credit A&H.

       Realizing the significant contribution of our financial marketing group, which was successful in increasing IHL's Credit Insurance production to record levels during the late 1980's and early 1990's, and realizing the significant relationship our employees have developed with the financial institutions in the Commonwealth of Kentucky, the Company formed FSG. During 1995 FSG was responsible for marketing a myriad of products for unaffiliated companies to financial institutions including Credit Life and Credit A&H (Franklin), Individual Disability (Illinois Mutual Life and Casualty Company), Involuntary Unemployment Insurance (Vesta Fire Insurance Corp.), and GAP, which covers the excess of the loan amount over the value of the collateral if the collateral is a total loss (General Electric Capital Assurance Company). IHL was not a direct writer of any of these products during 1995. FSG also marketed IHL's mortgage protection products, and IHL experienced growth of approximately 3-5 percent in this segment of its business due to the marketing efforts of FSG, as anticipated. IHL's management anticipates steady growth in this segment during 1996 due to FSG's efforts.

       During the fourth quarter of 1995, FSG and IHL were advised that Franklin was exiting the Commonwealth of Kentucky as a direct writer of Credit Insurance products. FSG immediately began negotiating with a number of unaffiliated insurance companies to market Credit insurance products for them. In addition, FSG initiated discussions with unaffiliated companies whereby the Credit Insurance policies would be written by IHL and all of the risk would be immediately reinsured to the unaffiliated company.

       Under a reinsurance arrangement, IHL would generate alternative revenues from retention fees and fees for administration and claims processing. Additionally, FSG would continue to generate revenues in the form of commissions. Therefore, in December 1995 IHL entered into a reinsurance agreement with Connecticut General under the terms of which all of the risk on all Credit Insurance policies sold by IHL would be reinsured with Connecticut General.

       The decision to reenter the Credit Insurance market as a direct writer required careful consideration of the decision to exit the market during 1995. The driving factors behind the decision to reenter were the ability to structure the reinsurance transaction with a highly rated insurance company, the ability to protect, improve and strengthen IHL's surplus and profitability, the ability to utilize our Credit Insurance administration and claims processing capabilities and the ability to generate alternative sources of revenue for IHL.
The structure of the reinsurance agreement with Connecticut General accomplishes each of these goals and FSG has been successful in retaining the majority of the Credit Insurance agency accounts and has successfully recruited another unaffiliated agency which is anticipated to more than double overall gross written Credit Insurance premiums and will therefore further enhance FSG's revenues.

       Employees. The Company does not have any employees. The Company's officers perform various functions described in item 9(a) above; however, they are not paid a salary by the Company for performing such functions. The number of persons employed by IHL is 113. The number of active independent contractual agents of IHL is 2,344. Management of IHL considers its relationship with the employees and agents to be satisfactory.

Item 2.  Properties
       The Company owns no real estate, but the Company and the printing company rent office space from IHL. The total rental fee is $883 per month. The printing equipment and machines in the print shop, owned by the printing subsidiary have a net book value of $57,254.

Item 3.  Legal Proceedings
       There are no legal proceedings to which the Registrant is a party.

Item 4.  Submission of Matters to a Vote of Security Holders
       None.

                                     PART II
Item 5.  Market for the Registrant's Common Stock and Related Security Matters
       (a) The information relative to the market value of the Company's stock appears on the inside back cover in the Annual Report to the Stockholders for the year ended December 31, 1995, and is incorporated herein by reference.

       (b)  Approximate Number of Equity Security Holders
                (A)               (B)
                              Number of Holders
             Title of Class   of Record 12-31-95

              Common Stock                  2,593

       (c)  Dividends

         Kentucky Investors, Inc., paid dividends totaling $440,800 to stockholders in 1995 representing a $.38 per share. The 1996 cash dividend to be paid April 12, 1996, to stockholders of record March 29, 1996 is $.38 per share.

Item 6.  Selected Financial Data
       Selected financial data for the past five years appears on page 28 in the Annual Report to the Stockholders for the year ended December 31, 1995, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Management's Discussion and Analysis of financial condition and results of operations appears on pages 9-21 in the Annual Report to the Stockholders for the year ended December 31, 1995, and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
       The financial statements and notes appear on page 24-27 and 34-46 in the Annual Report to Stockholders for the year ended December 31, 1995 and are incorporated herein by reference. See Part IV, Item 14.

Item 9.  Disagreements on Accounting and Financial Disclosure
       None.

                                    PART III
Item 10. Directors and Executive Officers of the Registrant

       (a)     The Executive officers and directors of the Company are:

Name, Position & Year         Family
Became Officer/Director       Age Relationship

Harry Lee Waterfield II       52
Chairman of the Board,
President/1963

Jimmy R. McIver               44
Treasurer/1988

Nancy W. Walton               56           Sister of
First Vice                                 Harry Lee
President/ 1988                            Waterfield II

Robert M. Hardy, Jr.          38           Nephew of
Director, General                          Harry Lee
Counsel/ 1988                              Waterfield II

Howard L. Graham              61
Vice President
Corporate Services
1989

Wilma Yeary                  64
Secretary/ 1989

Jane S. Jackson              41
Asst. Secretary
1989

Helen S. Wagner              59
Director/ 1986

Gordon Duke                  50
Director/ 1991

H. Glenn Doran               70
Director/ 1963

Jerry F. Howell              82
Director/ 1963

Jerry F. Howell, Jr.         54           Son of Jerry
Director/ 1983                            F. Howell

David W. Reed                42
Director/ 1982

Warner Hines                 68
Director/ 1963


       (b) Each of the Directors has occupied the position indicated for a period of more than five years except Mr. Duke who was elected to the Board in May, 1991 to fill the unexpired term of Mr. Ralph Mills who retired due to health reasons. Information regarding the business experience of the Directors who are not officers of the Company is shown on pages 3 and 4 of the Proxy Statement of the Annual Meeting of Shareholders to be held on May 9, 1996, and is incorporated herein by reference.

       There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director or Executive Officer during the past five years.

       Officers are appointed annually by the Board of Directors at the Board meeting immediately following the Annual Meeting of Shareholders. There are no arrangements or any understandings between any officer and any other person pursuant to which the office was selected.

Item 11.  Executive Compensation and Transactions
       Information regarding compensation of executive officers and transactions with executive officers and directors is not restated in this Annual Report because the response to this item is shown on page 5 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 1996 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management Security ownership by Officers Directors, and management, is not restated
in this Form 10-K because the response to this item is shown on pages 2, 3 & 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 1996, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
       Certain relationships and related transactions are shown on the last page of the Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 1996, under the heading "Certain Relationships and Related Transactions" and are incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a)1. Financial Statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 1995 (pages 24-27 and 34-46) filed as Exhibit 1:
       Consolidated Balance Sheets -- December 31, 1995 and 1994
       For the years ended December 31, 1995, 1994 and 1993:
          Consolidated Statements of Income
          Consolidated Statements of Stockholders' Equity
          Consolidated Statements of Cash Flow
          Notes to Consolidated Financial Statements
       (a)2.  Financial Statement Schedule
       Schedule II -- Condensed Financial Information of Registrant
          The financial statements and schedules of Investors Heritage Life Insurance Company, as incorporated by reference in its Annual Report on Form 10-K filed with the Securities & Exchange Commission for the year ended December 31, 1995, are incorporated herein by reference.
       All other schedules have been omitted as not applicable, not required, or the required information has been included in the financial statements, notes thereto, or are incorporated herein by reference to the Annual Report on Form 10-K of Investors Heritage Life Insurance Company for the year ended December 31, 1995.
       (a)3.  Listing of Exhibits
       Exhibit 1 - Annual Report to the Stockholders for the year ended December 31, 1995.
       Exhibit 3.1-- Articles of Incorporation of the Company, as amended.
       Exhibit 3.2-- By-Laws of the Company, as amended. (Incorporated by reference as Exhibit 3.2 of the Company's Annual Report on Form 10-K/A-1 for the year ended Decmeber 31, 1994.)
       Exhibit 11--  Statements re Computation of Per Share Earnings.**
       Exhibit 23 - Consent of Independent Auditors.
       The material included in this Report shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that this registrant specifically incorporates it in its Annual Report on this Form 10-K by reference.
       Exhibit 11 is not restated in this Form 10-K because the information required is contained in Note A to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on page 37 of the Annual Report to the Stockholders for the year ended December 31, 1995, and is incorporated herein by reference.
       (b)  Reports on Form 8-K
         No filing of Form 8-K was made in the fourth quarter, 1995.
       (c)  See Item 14(a)(3) above.
       (d)    Financial Statement Schedules - The response to this portion of
Item 14 is submitted as a separate section of this report.


                                   SIGNATURES
       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                      KENTUCKY INVESTORS, INC.

March 14, 1996       BY:  /s/
   DATE                  Harry Lee Waterfield II
                        ITS: Chairman of the Board and President


                        Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                            DATE

/s/
Chairman of the Board
Harry Lee Waterfield II
and President                             3-14-96

/s/
Robert M. Hardy, Jr.
General Counsel                           3-14-96

/s/
Jimmy R. McIver
Treasurer                                 3-14-96

/s/
Howard L. Graham
Vice President
Corporate Services                        3-14-96

/s/
Jerry F. Howell
Director                                  3-14-96

/s/
Gordon Duke
Director                                  3-14-96

/s/
Warner Hines
Director                                  3-14-96

/s/
Helen S. Wagner
Director                                  3-14-96

/s/
H. Glenn Doran
Director                                  3-14-96


/s/
David W. Reed
Director                                  3-14-96

/s/
Jerry F. Howell, Jr.
Director                                  3-14-96



                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Kentucky Investors, Inc.

       We have audited the consolidated financial statements of Kentucky Investors, Inc. and subsidiaries listed in the accompanying Index to financial statements (Item 14(a)). Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kentucky Investors, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

       As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt securities in 1994. Also, as discussed in Note A to the consolidated financial statement, the Company changed its method of accounting for income taxes in 1993.


                         /s/
                         Ernst & Young LLP

Louisville, Kentucky
March 15, 1996

                                   EXHIBIT 23


                         CONSENT OF INDEPENDENT AUDITORS

       We consent to the incorporation by reference in the Registration Statement (Form S-8 NO. 33-46722-01) pertaining to the Kentucky Investors, Inc. and Affiliated Companies 401(k) Savings Plan and Trust Agreement and in the related prospectus of our report dated March 15, 1996, with respect to the consolidated financial statements and schedule of Kentucky Investors, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1995.


                         /s/
                         Ernst & Young LLP

Louisville, Kentucky
March 25, 1996


           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            KENTUCKY INVESTORS, INC.
                             CONDENSED BALANCE SHEET
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993

                       1995           1994         1993
                       ----           ----         ----
Assets
  Cash and Cash
    Equivalents    $    40,394   $    26,921   $    25,607
  Investment in
    Subsidiary      26,679,315    20,464,463    22,414,555
  Other Assets         136,391       119,570        73,496
                   -----------   -----------   -----------
                   $26,856,100   $20,610,954   $22,513,658
                   ===========   ===========   ===========

Liabilities:
  Notes Payable
    to Subsidiary  $   747,754   $   835,667   $   877,267
  Other
    Liabilities         52,985        15,829        14,704
  Deferred Taxes     1,413,821     1,402,043     1,315,461

  Stockholders'
    Equity
  Common Stock         811,128       779,895       771,786
  Paid in Capital    3,374,704     3,357,178     3,284,091
  Unrealized
    Appreciation
    (depreciation)
    of available-
    for-sale
    securities of
    Subsidiary       2,916,509   (2,756,991)       494,933
  Retained
    Earnings        17,539,199    16,977,333    15,755,416
                   -----------   -----------   -----------
Total Stock-
  holders'
  Equity           $24,641,540   $18,357,415   $20,306,226
                   -----------   -----------   -----------

                   $26,856,100   $20,610,954   $22,513,658
                   ===========   ===========   ===========


           SCHEDULE II - CONDENSED FINANCIAL INFORMATION FO REGISTRANT
                                   (CONTINUED)
                            KENTUCKY INVESTORS, INC.
                           CONDENSED INCOME STATEMENT
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993


                       1995          1994          1993
                       ----          ----          ----

Income
  From printing
    services to:
    Affiliated
     companies      $  399,240   $   362,148    $  279,111
    Others              79,604        88,943       106,507

  Realized Gain/Loss
    on Investments       (596)
  Other services
    to subsidiary       64,389        39,564        38,674
  Dividends from
    subsidiary         505,635       492,328       478,282
  Interest and
    other income       148,961        13,182         1,821
                   -----------   -----------   -----------
                 $   1,197,233   $   996,165   $   904,395
Operating
  Expenses             627,152       458,014       469,356
                   -----------   -----------   -----------

  Operating
    income before
    equity in
    undistributed
    earnings of
    subsidiary     $   570,081   $   538,151   $   435,039

  Equity in
    undistributed
    earnings of
    subsidiary for
    the year            44,851     1,092,548     1,101,775
                   -----------   -----------   -----------

  Income before
    provision for
    income taxes   $   614,932   $ 1,630,699  $  1,536,814
                  ------------   -----------  ------------

  Provision for
    Income Taxes
    Current        $    48,000   $    21,000  $     11,000
    Deferred            12,000        87,000        83,000
                   -----------   -----------  ------------
                   $    60,000   $   108,000  $     94,000
                   -----------   -----------  ------------

Income before
  cumulative
  effect of
  accounting
  change           $   554,932   $ 1,522,699   $ 1,442,814
Cumulative
  effect of
  accounting
  change           $       -0-   $       -0-   $ (250,000)
                   -----------   -----------   -----------
Net Income         $   554,932   $ 1,522,699   $ 1,192,814
                   ===========   ===========   ===========

Earnings Per
  Share            $       .71    $     1.97   $       1.55
                   ===========    ==========  ============



           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (CONTINUED)

                            KENTUCKY INVESTORS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                       1995          1994          1993
                       ----          ----          ----

NET CASH
  PROVIDED
  BY OPERATING
  ACTIVITIES        $  542,186    $  472,114    $  445,929
                    ----------    ----------    ----------

FINANCING
  ACTIVITIES
  Decrease in
    Notes
    Payable         $( 87,913)    $( 41,600)    $( 35,973)

  Dividends          (440,800)     (429,200)     (417,600)
                    ----------    ----------    ----------

CASH USED BY
  FINANCING
  ACTIVITIES        $(528,713)    $(470,800)    $(453,573)
                    ----------    ----------    ----------

INCREASE
  (DECREASE)
  IN CASH           $   13,473    $    1,314    $(  7,644)

Cash and Cash
  Equivalents
  at beginning
  of year               26,921        25,607        33,251
                    ----------    ----------    ----------

CASH AND CASH
  EQUIVALENTS
  AT END OF
  YEAR              $   40,394    $   26,921   $    25,607
                    ==========    ==========   ===========


                                   EXHIBIT 3.1

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

                              /s/
                              Harry Lee Waterfield
STATE OF KENTUCKY...)
COUNTY OF FRANKLIN..)

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

                              /s/
                              Harry Lee Waterfield, President

                              /s/
                              Robert M. Hardy, Secretary

STATE OF KENTUCKY.....)
COUNTY OF FRANKLIN....)
          On this the 14th day of May, 1970, there personally appeared before me, a Notary Public in and for the State and County aforesaid, Harry Lee Waterfield, President, and Robert M. Hardy, Secretary, of Kentucky Investors, Inc., a Kentucky corporation, each of whom acknowledged their signatures to the Amended Articles of Incorporation to be his act and deed, and the act and deed of said corporation, and certified the time and manner of adoption.

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

                              KENTUCKY INVESTORS, INC.

                              /s/
                              BY:  Harry Lee Waterfield, II, President

                              /s/
                              BY:  Jane S. Jackson, Secretary
APPROVED
OFFICE OF THE ATTORNEY GENERAL
FRANKFORT, KENTUCKY
BY:  JOSEPH R. JOHNSON, AAG 2/23/89

RECEIVED AND FILED
FEBRUARY 23, 2989
BREMER EHRLER
SECRETARY OF STATE
COMMONWEALTH OF KENTUCKY

FILED 2-23-89
DONALD C. HULETTE, CFCC

COMMONWEALTH OF KENTUCKY.......)
COUNTY OF FRANKLIN.............)

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


                                VERIFICATION FORM

STATE OF KENTUCKY... ...)
COUNTY OF FRANKLIN......)

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

                                VERIFICATION FORM
STATE OF KENTUCKY ........)
COUNTY OF FRANKLIN........)

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

COMMONWEALTH OF KENTUCKY........)
COUNTY OF FRANKLIN..............)

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


                          AMENDMENT TO THE ARTICLES OF

                    INCORPORATION OF KENTUCKY INVESTORS, INC.


          Kentucky Investors, Inc., a Kentucky corporation, by its President, Harry Lee Waterfield II, and its Secretary, Wilma Yeary, does hereby certify that at a regular meeting of the stockholders duly called and held at Frankfort, Kentucky, on the 11th day of May, 1995, at 11:00 A.M., at which meeting a majority of said stockholders entitled to vote at said meeting were present in person or by proxy, by an affirmative vote of more than a majority of the stockholders entitled to vote thereupon, the Company's Articles of Incorporation were amended to read as follows:

     1. Article VI of the Company's Articles of Incorporation was amended to read:

          "The total authorized number of shares of stock in the corporation shall be four million (4,000,000), each being of the par value of One Dollar ($1.00). All shares shall have equal voting power of one (l) vote for each share."

     2. Article X of the Company's Articles of Incorporation was amended to read:

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

          At a meeting of shareholders called expressly for that purpose, Directors shall be removed, but only upon a showing of cause, by a vote of the majority of the shareholders then entitled to vote at the election of Directors, provided that if less than the entire Board of Directors is removed, no Director may be removed if the votes cast against his removal would be sufficient to elect him if then cumulatively voted at an election of the entire Board of Directors.

          All powers of the corporation not otherwise fixed by law or by these Articles shall be vested in the Board of Directors, which shall have authority to make and promulgate such By-Laws for the operation of the corporation as are not inconsistent with the laws of the Commonwealth of Kentucky or these Articles."

     3. Article XIII was added to the Company's Articles of Incorporation to read:

          "Anything contained in these Articles of Incorporation or the By-laws to the contrary notwithstanding and notwithstanding that a lesser percentage may be specified or permitted by law, the affirmative vote of the holders of at least two-thirds of the voting power of all of the then outstanding shares of the corporation entitled to vote generally in the election of Directors, voting together as a single class, shall be required to alter, amend or repeal any provision of Article X."

     4. Article XIV was added to the Company's Articles of Incorporation to read:

          "The corporation elects to be included under and subject to the provisions of Kentucky Revised Statutes Section 271B.12-200 through Section 271B.12-230 as they may be amended from time to time by the General Assembly of the Commonwealth of Kentucky, generally, without qualification or limitation."

     IN WITNESS WHEREOF, Kentucky Investors, Inc. has caused its name and corporate seal to be affixed hereto by Harry Lee Waterfield II, its President and Wilma Yeary, its Secretary.

     This 17th day of May, 1995.

                            KENTUCKY INVESTORS, INC.



                            BY:/s/
                              Harry Lee Waterfield II, President



                            BY:/s/
                              Wilma Yeary, Secretary


                                VERIFICATION FORM


STATE OF KENTUCKY   )
                    ) SS
COUNTY OF FRANKLIN  )



          I, Jane S. Jackson, a Notary Public, do hereby certify that on the 17th day of May, 1995, personally appeared before me Harry Lee Waterfield II, who, being by me first duly sworn, declared that he is the President of Kentucky Investors, Inc., that he signed the foregoing document as President of the corporation, and that the statements therein contained are true.

                    /s/ Jane S. Jackson
                    Notary Public


My Commission Expires 11-11-96.



COMMONWEALTH OF KENTUCKY  )
                            )
COUNTY OF FRANKLIN          )


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

          Witness my hand and seal of office this the 17th day of May, 1995.

          My Commission Expires 11-11-96.

                    /s/ Jane S. Jackson
                    Notary Public



This document prepared by
/s/
Robert M. Hardy, Jr.
Attorney at Law
200 Capital Avenue
Frankfort, Kentucky   40601


File May 19, 1995 at 9:09 a.m.
Donald C. Hulette
Franklin County Court Clerk

Received and Filed May 19, 1995 at 8:51 a.m.
Bob Babbage
Secretary of State
Commonwealth of Kentucky