Form 10-Q
period 1996-03-31
KENTUCKY INVESTORS INC
filed 1996-05-13
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D C

FORM 10-Q
QUARTERLY REPORT

Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THREE MONTHS ENDED
March 31, 1996
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

Number of outstanding shares as of  March 31, 1996 - 812,686
(Title of Class)

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


ITEM 1.  Legal Proceedings.

There are no legal proceedings to which the Registrant is a party.



ITEM 2.  Changes in Securities.

Not Applicable.



ITEM 3.  Defaults Upon Senior Securities.

Not Applicable.



ITEM 4.  Submission of matters to a Vote of Security Holders.

None.



ITEM 5.  Other Information.

Not Applicable.



ITEM 6.   Exhibits and Reports on Form 8-K


(b) There were no reports filed on Form 8-K during the quarter ended March 31, 1996.

(c)  Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   KENTUCKY INVESTORS, INC.
May 13, 1996
DATE                               /s/
                                   BY: Harry Lee Waterfield II
                                   President

May 13, 1996
DATE                               /s/
                                   BY: Jimmy R. McIver
                                   Treasurer