Form 10-Q
period 1996-06-30
KENTUCKY INVESTORS INC
filed 1996-08-01
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D C

FORM 10-Q
QUARTERLY REPORT

Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THREE MONTHS ENDED
June 30, 1996
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

Number of outstanding shares as of  June 30, 1996 - 816,303


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

(a) The annual meeting of the stockholders was held May 9, 1996 at 11:00 a.m. The purpose of the meeting was to elect directors.

(b) Three (3) directors were elected to hold office for a term of three (3) years or until their successors are duly elected and qualified.

The following individual were elected for a term of three (3) years and the number of votes cast was as follows:

Helen S. Wagner -- Number of Votes Cast FOR - 653,181; WITHHELD - 60 Gordon Duke -- Number of Votes Cast FOR - 653,181; WITHHELD - 60
Robert M. Hardy, Jr. -- Number of Votes Cast FOR -  653,181; WITHHELD - 60

The other directors whose terms will continue after the meeting are:

Harry Lee Waterfield II
H. Glenn Doran
Jerry F. Howell
Dr. Jerry F. Howell, Jr.
David W. Reed
Warner Hines

(c) No other matter was voted on at this meeting. Proxies for the meeting were solicited pursuant to Regulation 14 under the Act.



ITEM 5.  Other Information.

Not Applicable.



ITEM 6.   Exhibits and Reports on Form 8-K


(a) Definitive Proxy Statements and Annual Reviews were filed with the Securities and Exchange Commission.

(b) There were no reports filed on Form 8-K during the quarter ended June 30, 1996.

(c)  Exhibit 27 - Financial Data Schedule.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   KENTUCKY INVESTORS, INC.

August 1, 1996
DATE                               /s/
                                   BY: Harry Lee Waterfield II
                                   President


August 1, 1996
DATE                               /s/
                                   BY: Jimmy R. McIver
                                   Treasurer