Form 10-Q
period 1996-09-30
KENTUCKY INVESTORS INC
filed 1996-11-08
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-Q
                                QUARTERLY REPORT

Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                             FOR NINE MONTHS ENDED

                               September 30, 1996

                            Commission File:  0-1999

                            KENTUCKY INVESTORS, INC.
               (Exact name of registrant as specified in Charter)

                                    KENTUCKY
         (State of Other Jurisdiction of Incorporation or Organization)

                                   61-6030333
                      (IRS Employer Identification Number

                       200 Capital Avenue, P. O. Box 717
                           Frankfort, Kentucky  40602
                    (Address of Principal Executive Offices)

                 Registrant's Telephone Number - (502) 223-2361

          Securities registered pursuant to Section 13(g) of the Act:

                 Common Capital Stock par value $1.00 per share
                               (Title of Class)

        Number of outstanding shares as of September 30, 1996 - 815,591

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days Yes X    No



                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

There are no legal proceedings to which the Registrant is a party.

ITEM 2.  Changes in Securities.

Not Applicable.

ITEM 3.  Defaults Upon Senior Securities.

Not Applicable.

ITEM 4.  Submission of matters to a Vote of Security Holders.

None.

ITEM  5.  Other Information.

Not Applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

(b)  There were no reports filed on Form 8-K during the quarter ended 9/30/96.

(c)  Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.

/S/
BY:  HARRY LEE WATERFIELD II
PRESIDENT
DATE:  NOVEMBER 8, 1996

/S/
BY:  JIMMY R. MCIVER
TREASURER
DATE:  NOVEMBER 8, 1996