Form 10-K405
period 1996-12-31
KENTUCKY INVESTORS INC
filed 1997-03-27
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended December 31, 1996
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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant $5,445,664.50 as of December 31, 1996.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                     Class
                              Common Capital Stock

                        Outstanding at December 31, 1996
                                    813,401

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 1996 (Form 10-K, Items 1, 5a, 6, 7 and 8)
(2) Portions of the Proxy Statement dated April 18, 1997, for the Annual Meeting of Stockholders to be held May 8, 1997 (Form 10-K, Items 10, 11, 12 and 13.)



                                  PART I

Item 1.  Business

(a)  General

      (a) The business of the Company is the holder of the majority interest in a life insurance company, and total interest in a printing company and an insurance marketing company which was formed in 1994. The home office of the Company, the insurance subsidiary, the printing subsidiary and the marketing subsidiary are located at 200 Capital Avenue, Frankfort, Kentucky 40601. The telephone number is (502) 223-2361. Kentucky Investors, Inc., now owns 74% of Investors Heritage Life Insurance Company, Frankfort, Kentucky ("IHL" or the "Insurance Subsidiary") and 100% of Investors Heritage Printing, Inc. ("IHP") and Investors Heritage Financial Services Group, Inc. ("FSG"). IHP and FSG are collectively hereinafter referred to as the "Non-insurance Subsidiaries". IHL, IHP and FSG are collectively hereinafter referred to as the "Subsidiaries". IHL owns 96% of Investors Underwriters, Inc., an investment holding company. While the Company continues to expand the Non-insurance Subsidiaries, less than 1% of the Company's total operations were generated by the Non-insurance Subsidiaries for the year ended December 31, 1996. The Non-insurance Subsidiaries' total assets and stockholder equity comprised less than 1% in the aggregate of the Company's reported total assets and stockholder equity as of December 31, 1996.

          Due to the fact that IHL was not a direct writer of Credit Insurance products during 1995, the Company formed FSG, a wholly-owned marketing company which marketed and will continue to market a variety of products to financial institutions for a number of other unaffiliated companies as well as IHL. As anticipated more than 10% of FSG's revenues during 1996 were derived from the sale of IHL's Credit Insurance products.

IHL

               The business segments of the Insurance Subsidiary are identified and discussed on pages 44 and 45 of the Annual Report to Stockholders for the year ended December 31, 1996 and are incorporated herein by reference. A portfolio of the standard forms of participating, non-participating,whole life, limited pay, endowments, split-funding, interest-sensitive whole life, guaranteed issue whole life, universal life, term and group life are offered by IHL. In addition, IHL has historically written credit life and credit accident and health insurance (respectively, "Credit Life" and "Credit A&H", and
collectively "Credit Insurance") on a group basis.   During 1995, IHL began
phasing out of the Credit Insurance market as a direct writer and experienced insignificant production (less than $500,000) from the Credit Insurance products.

               Ordinary Life. Ordinary Life sales are under the direct supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have several district managers under their supervision. As a result of IHL's growth in the preneed area, agency relationships have been entered into directly with the funeral home owner. Management anticipates this trend to continue and, depending on the size of the funeral home and state law, preneed counselors will also become part of the agency force. IHL also sells business through general agents or brokers who may represent one or more companies.

      Approximately 37% of total insurance in force is Ordinary life.

      As stated above, the Ordinary Life sales are built around a standard portfolio of life insurance policies with some of the major contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies.

      Some of the participating policies provide for payment of guaranteed annual endowments of fixed amounts beginning at the end of the second policy year and continuing through the premium paying period. These policies also have an annual guaranteed benefit. As of December 31, 1996, 11% of the total ordinary insurance in force was comprised of participating policies and of the 11%, approximately 6% was comprised of participating policies with some guaranteed benefit.

      Another block of participating policies provides for payment of a dividend which will purchase additional insurance equal to 5% of the previous year's total death benefit, including any additional insurance purchased in prior years. The dividend is not guaranteed. As of December 31, 1996, 5% of the total ordinary insurance in force was comprised of participating policies with non-guaranteed benefits.

      Non-participating life insurance policies represented 89% of the total ordinary insurance in force.

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

      During 1994, IHL introduced new products designed for the pre-arranged funeral market. These products are single premium and modal premium non-participating whole life policies. Single premium policies are sold on a guaranteed issue basis and modal premium policies are fully underwritten. Both single and modal premium policies provide for non- guaranteed increasing death benefits and have a maximum face amount of $25,000. IHL also introduced a new mortgage protection product which is being marketed by FSG.

      It is  anticipated that during 1997 IHL will introduce group products
designed for the pre-arranged funeral market.   These products  are in the
process of being approved in various states and will be implemented after approvals are received.

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

      During the fourth quarter of 1995, IHL and FSG were advised that Franklin Life Insurance Company ("Franklin") was exiting the Commonwealth of Kentucky as a direct writer of Credit Insurance products. FSG immediately began negotiating with a number of unaffiliated insurance companies to market Credit Insurance products for them. Simultaneously, FSG initiated discussions with unaffiliated companies regarding a transaction where the Credit Insurance business would be written by IHL and all of the risk insured would be immediately reinsured to the unaffiliated company. A reinsurance transaction was viewed favorably because IHL would be able to generate an alternative source of income through fees from administration and claims processing of Credit Insurance. In addition, FSG would be able to generate revenues in the form of commissions from the sale of IHL's Credit Insurance products.

      In December, 1995, IHL entered into a reinsurance agreement with The Connecticut General Life Insurance Company, Bloomfield, Connecticut ("Connecticut General") under the terms of which IHL cedes to Connecticut General 100% of the risk on all Credit Insurance policies sold by IHL. In addition to receiving a retention fee, IHL also receives a fee for administration and claims processing services.It has not been necessary for IHL to add any employees to assist in the administration of this business. No additional amounts were expended in order to put IHL's administrative and claims processing capabilities to use. Employees will be added only when warranted.

      It was and continues to be management's belief that the number of Credit Insurance providers in the Commonwealth of Kentucky is contracting as a result of two Kentucky domestic insurers exiting the Credit Insurance market. Management believed there would be opportunities to administer Credit Insurance business in Kentucky for non-domestic insurers that are expected to replace exiting insurers. This belief has come to fruition in an alternate way through the reinsurance agreement with Connecticut General. IHL has continued to seek contracts to operate as an administrator for other companies which sell Credit Insurance and has recently entered into a reinsurance agreement with another unaffiliated company, Life Investors, whereby the Company's Credit Insurance products sold by Life Investors' agents will be reinsured to Life Investors. IHL and FSG will be paid a retention fee and a marketing fee for services provided.

      FSG will continue to call on banks, finance companies and selected automobile dealerships to market the Credit Insurance products for IHL. As anticipated that more than 10% of FSG's revenues for 1996 were derived from the sale of IHL's Credit Insurance products. IHL anticipates 1997 Credit Insurance gross written premiums to exceed $10 million; however, as described above, that business was and will continue to be ceded to Connecticut General. Approximately 9% of the total life insurance in force is Credit Insurance, all of which was written directly by IHL.

      In addition to selling Credit Insurance, some IHL bank agents obtain an ordinary life license enabling them to sell mortgage insurance that might be required in excess of the statutory credit life limitation enacted by each state where our Credit Insurance products are sold. The mortgage insurance sales operations will continue to be conducted through FSG.

      Group Life.  Group life accounts for the remaining 54% of in-force
business.      Since 1990, IHL has participated in the Federal Employee Group
Life Insurance (FEGLI) Program, which is administered by Metropolitan Life Insurance Company. As a result of the termination of the Commonwealth of Kentucky group life contract, on November 30, 1992, IHL's participation in the FEGLI Program has substantially decreased since 1993 and 1994. The reduction of in-force business since 1993 has been $132,510,000.

      As stated above, IHL is in the process of converting to group insurance products in the preneed market. As the group preneed products are introduced, group life premiums and in-force business will increase significantly while individual premiums and in-force business will decrease commensurately.

          Principal Markets. The principal markets for IHL's products are in the Commonwealths of Kentucky and Virginia, and the States of North Carolina, South Carolina, Georgia, Ohio, Indiana, Florida, Tennessee, Illinois, Kansas, West Virginia and Texas. IHL has licensed ordinary agents and regional managers throughout these states and credit life agents in over 75 banks and automobile dealerships.

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

      Risk is integral to insurance but, as is customary in the insurance business, IHL obtains reinsurance with respect to amounts in excess of its retention limits. The maximum limit of retention by IHL on its standard contract for any one life is $100,000 plus the amount of the return of premium benefits, if any. The maximum is reduced for sub-standard classes of risk. The maximum retention on Credit Life is also $100,000 per life. Excess coverages are reinsured externally. As of December 31, 1996, approximately $316,499,000, or 12% of total life insurance in force was reinsured with non-affiliated, well established insurance companies. IHL would become liable for the reinsured risks if the reinsurers could not meet their obligations.

      IHL is party to a number of reinsurance and coinsurance agreements with non-affiliated companies. Approximately $316,499,000 of insurance in force for IHL was reinsured with eighteen companies.The reinsurers for IHL and amounts of insurance in force that are reinsured are as follows:

Company                    Reinsurance Amount        Percent of Total

Connecticut General Life
   Insurance Company         $187,567,000              59.3%
Crown Life Insurance Co.       11,350,000               3.6%
The Lincoln National Life
    Ins. Co.                   83,510,000              26.4%
J.M. Limited                    9,162,000               2.9%
Banc One Kentucky Insurance Co.   508,000                .2%
AEtna Life Insurance Co.        1,099,000                .4%
Indiana-Kentucky Ins. Co. Ltd.  2,063,000                .6%
Riverside Reinsurance Ltd.      2,981,000                .9%
Pirtle Ltd.                     1,146,000                .4%
Lancaster Life Insurance Co.    3,595,000               1.1%
Business Men's Assurance Co.    6,234,000               2.0%
Swiss Re America Co.            2,675,000                .8%
Groves Reinsurance Ltd.         1,037,000                .3%
Munich American Reinsurance Co. 2,792,000                .9%
Other Companies (4)               780,000                .2%
TOTAL                        $316,499,000             100.0%


      AEtna and Crown Life reinsured Credit Life and Credit A&H policies sold between July 1, 1988 and June 30, 1992. These reinsurance agreements were terminated with respect to new issues by IHL during 1991 and 1992,respectively. Neither reinsurer accepted the risk on any new policies issued after the termination date of each agreement. However, both AEtna and Crown Life continue to provide reinsurance on all Credit Insurance policies sold prior to March 16, 1991 (AEtna) and June 30, 1992 (Crown Life). During 1996, IHL reinsured all of the risk on the Credit Insurance policies sold by its agents to Connecticut General, and will continue to do so in 1997. As explained above, some of these risks will also be reinsured to Life Investors.

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

      Domiciled in the Commonwealth of Kentucky, IHL is licensed by the Kentucky Department of Insurance and is subject to its examination and regulations. The quadrennial audit was completed during 1996 for the five years ending December 31, 1994. IHL received an excellent report. Kentucky law now requires an examination every three years; therefore it is anticipated that IHL's next examination will commence during 1998 for the three years ending December 31, 1997.

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

      "Company Action Level:" This level of review is triggered if an insurer's Adjusted Capital is less than 200 percent of its RBC.The insurer is required to submit a plan to the appropriate regulatory authority that discusses proposed corrective action. IHL's Adjusted Capital is more than 3 times the required amount.

      "Regulatory Action Level": This level of review is triggered if an insurer's Adjusted Capital is less than 150% of its RBC. The regulatory authority formally requires the insurer to submit an RBC plan, and performs a special examination of the insurer and issues an order specifying corrective actions. IHL's Adjusted Capital is more than 4.1 times the required amount.

      "Authorized Control Level": This level of review is triggered if an insurer's Adjusted Capital is less than 100% of its RBC. The regulatory authority is authorized to take whatever action it deems necessary. IHL's Adjusted Capital is more than 6.1 times the required amount.

      "Mandatory Control Level": This level of review is triggered if an insurer's Adjusted Capital falls below 70% of its RBC. The regulatory authority is required to place the insurer under its control. IHL's Adjusted Capital is more than 8.8 times the amount required.

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

      The business of IHL is not seasonal.

      Dividend income from the Insurance Subsidiary for 1996 amounted to approximately $503,988.

      Other Subsidiaries. IHP does job printing for IHL as well as numerous unaffiliated sources. This includes the printing of the application forms and other office forms required by IHL.

      While the income from IHP is not a significant factor in the Company's overall business, a number of significant changes were made during 1994 and the Company experienced continued growth and improved profitability during 1995 and 1996. However, revenues from IHP continued to be less than one percent of the Company's total revenue for 1996.

      As anticipated the formation and operation of FSG generated additional revenue to the Company. Although this additional revenue is not a significant factor in the Company's overall business, FSG experienced growth in its second year of operations with revenues of $282,000 in 1996 compared to $171,000 in 1995. Even considering this growth, revenues from FSG will continue to account for less than one percent of the Company's total revenue for 1996.

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

(b) Material Changes and Developments

      There were no material changes in the Company's holdings during the year 1996. While changes in the life insurance business are not as dramatic as in other forms of business, new product development and innovative sales methods must be ongoing to meet the current economic times. IHL, however, believes that growth from increased sales is directly related to the constant attention paid to revising and selling the products developed by IHL.

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

      IHL expanded its marketing capability for this market through the 1993 acquisition of marketing assets and agents from Legacy One, Inc., a former independent marketing agent for IHL. As a result, IHL steadily increased sales during 1993 and 1994. The actual increase in 1994 over 1993 in overall ordinary premium production was approximately 21%, significantly higher than the 10-12% increase anticipated by management. During 1996 IHL continued to increase its marketing operations and to expand into new states, including but not limited to, Tennessee, Indiana, Illinois, Kansas, South Carolina and Georgia and experienced growth in premium production of approximately 28 percent in the prearranged funeral market during 1996 over 1995, $16,681,000 compared to $13,072,000, as anticipated, and anticipates continued growth in this segment of approximately 12-15 percent during 1997.

      Credit Insurance. From 1988 to 1991, IHL substantially increased sales of Credit Insurance to $37 million and reinsured substantial portions of the Credit Life and Credit A&H business with AEtna and Crown Life. However, during 1992 IHL decreased Credit Insurance production to the pre-1988 annual premium levels of $8-10 million. As a result of the anticipated decrease in production, the reinsurance agreement with Crown Life was terminated effective for policies written after June 30, 1992. See "Business-Risk". Desired levels of Credit Insurance production were reached in 1993 and 1994.

      Throughout 1994, IHL continued to closely monitor Credit Life and Credit A&H claims and make adjustments in the claims administration process. Claim ratios on Credit A&H have stabilized. IHL will continue to closely monitor the claims paying process to make certain that proper payments are being made in accordance with the policy.

      IHL's Credit Insurance operation continued to be strong throughout 1994 in financial institutions and with a selected number of automobile dealers participating in either a reinsurance program or IHL's commission structure. However, during 1994 IHL decided to exit the Credit Insurance market as a direct writer in 1995. The driving factor behind this decision was the desire of IHL's Board of Directors and management to improve and strengthen IHL's surplus and profitability. Historically, the Credit A&H line has not been a profitable segment of the Company's business; however, when balanced with the Credit Life line, acceptable profit margins were achieved. Since 1991, the profitability of the lines diminished due to increased losses on the Credit A&H line and shrinking profit margins on the Credit Life line. Therefore, since other lines of business have been and continue to show strong growth and profits, and the continued sale of Credit A&H inhibits growth of the Company's surplus and the full realization of profits from other lines of business, management and the Board of Directors determined that it was in the best interest of the Company and its stockholders to discontinue as a direct writer of Credit Life and Credit A&H.

      Realizing the significant contribution of our financial marketing group, which was successful in increasing IHL's Credit Insurance production to record levels during the late 1980's and early 1990's, and realizing the significant relationship our employees have developed with the financial institutions in the Commonwealth of Kentucky, the Company formed FSG.During 1996 FSG marketed IHL's Credit Insurance products and will continue to do so in 1997. In addition, FSG was responsible for marketing products for unaffiliated companies to financial institutions including Individual Disability (Illinois Mutual Life and Casualty Company), Involuntary Unemployment Insurance (Vesta Fire Insurance Corp.), and GAP, which covers the excess of the loan amount over the value of the collateral if the collateral is a total loss (General Electric Capital
Assurance Company).   IHL was not  a direct writer of any of these products
during 1995.

      FSG also marketed IHL's mortgage protection products, and IHL anticipated growth of approximately 3-5 percent in this segment of its business due to the marketing efforts of FSG. Actual growth during 1996 was 108% due to the fact that several of FSG's agents who also had agency relationship with other companies began sending more of the business to IHL. IHL's management anticipates steady growth in this segment during 1996 due to FSG's efforts.

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

      Employees. The Company does not have any employees. The Company's officers perform various functions described in item 9(a) above; however, they are not paid a salary by the Company for performing such functions. The number of persons employed by IHL is 111. The number of active independent contractual agents of IHL is 2,250. Management of IHL considers its relationship with the employees and agents to be satisfactory.

Item 2.  Properties

      The Company owns no real estate, but the Company and the printing company rent office space from IHL. The total rental fee is $883 per month. The printing equipment and machines in the print shop, owned by the printing subsidiary have a net book value of $48,067.

Item 3.  Legal Proceedings

      There are no legal proceedings to which the Registrant is a party.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.
                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Security Matters

      (a) The information relative to the market value of the Company's stock appears on the inside back cover in the Annual Report to the Stockholders for the year ended December 31, 1996, and is incorporated herein by reference.

      (b)  Approximate Number of Equity Security Holders
                (A)                           (B)

                                        Number of Holders
            Title of Class               of Record 12-31-96
            Common Stock                      2,515

      (c)  Dividends

      Kentucky Investors, Inc., paid dividends totaling $440,800 to stockholders in 1996 representing a $.38 per share. The 1997 cash dividend to be paid April 11, 1997, to stockholders of record March 27, 1997 is $.38 per share.

Item 6.  Selected Financial Date

      Selected financial data for the past five years appears on page 28 in the Annual Report to the Stockholders for the year ended December 31, 1996, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's Discussion and Analysis of financial condition and results of operations appears on pages 9-21 in the Annual Report to the Stockholders for the year ended December 31, 1996, and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The financial statements and notes appear on page 24-27 and 34-46 in the Annual Report to Stockholders for the year ended December 31, 1996 and are incorporated herein by reference. See Part IV, Item 14.

Item 9.  Disagreements on Accounting and Financial Disclosure

      None.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      (a)     The Executive officers and directors of the Company are:

Name, Position & Year                             Family
Became Officer/Director  Age                 Relationship

Harry Lee Waterfield II  53
Chairman of the Board,
President/1963

Jimmy R. McIver          45
Treasurer/1988

Nancy W. Walton          57                       Sister of
First Vice                                        Harry Lee
President/ 1988                                   Waterfield II

Robert M. Hardy, Jr.     39                       Nephew of
Director, Vice President                          Harry Lee
and General                                       Waterfield II
Counsel/ 1988

Howard L. Graham         62
Vice President
Corporate Services
1989

Wilma Yeary              65
Secretary/ 1989

Jane S. Jackson          42
Asst. Secretary
1989

Helen S. Wagner          60
Director/ 1986

Gordon Duke              51
Director/ 1991

H. Glenn Doran           71
Director/ 1963

Jerry F. Howell          83
Director/ 1963

Jerry F. Howell, Jr.     55                       Son of Jerry
Director/ 1983                                    F. Howell

David W. Reed            43
Director/ 1982
Warner Hines             69
Director/ 1963


      (b) Each of the Directors has occupied the position indicated for a period of more than five years. Information regarding the business experience of the Directors who are not officers of the Company is shown on pages 2 and 3 of the Proxy Statement of the Annual Meeting of Shareholders to be held on May 8, 1997, and is incorporated herein by reference.

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

Item 11.  Executive Compensation and Transactions

      Information regarding compensation of executive officers and transactions with executive officers and directors is not restated in this Annual Report because the response to this item is shown on page 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1997 and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

      Security ownership by Officers, Directors, and management, is not restated in this Form 10-K because the response to this item is shown on pages 2 and 3 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 1997, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      Certain relationships and related transactions are shown on the last page of the Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 1997, under the heading "Certain Relationships and Related Transactions" and are incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)1. Financial Statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 1996 (pages 24-27 and 34-46) filed as Exhibit 1:
          Consolidated Balance Sheets -- December 31, 1996 and 1995
      For the years ended December 31, 1996, 1995 and 1994:
          Consolidated Statements of Income
          Consolidated Statements of Stockholders' Equity
      Consolidated Statements of Cash Flow
          Notes to Consolidated Financial Statements

      (a)2.  Financial Statement Schedule
      Schedule II -- Condensed Financial Information of Registrant
      The financial statements and schedules of Investors Heritage Life Insurance Company, as incorporated by reference in its Annual Report on Form 10-K filed with the Securities & Exchange Commission for the year ended December 31, 1996, are incorporated herein by reference.

      All other schedules have been omitted as not applicable, not required, or the required information has been included in the financial statements, notes thereto, or are incorporated herein by reference to the Annual Report on Form 10-K of Investors Heritage Life Insurance Company for the year ended December 31, 1996.

      (a)3.  Listing of Exhibits
      Exhibit 1 - Annual Report to the Stockholders for the year ended December 31, 1996.*
      Exhibit 3.1-- Articles of Incorporation of the Company, as amended.
      Exhibit 3.2-- By-Laws of the Company, as amended. (Incorporated by reference as Exhibit 3.2 of the Company's Annual Report on Form 10-K/A-1 for the year ended December 31, 1994.)
      Exhibit 11--  Statements re Computation of Per Share Earnings.**
      Exhibit 23 - Consent of Independent Auditors.

      *The material included in this Report shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that this registrant specifically incorporates it in its Annual Report on this Form 10-K by reference.

      **Exhibit 11 is not restated in this Form 10-K because the information required is contained in Note A to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on page 37 of the Annual Report to the Stockholders for the year ended December 31, 1996, and is incorporated herein by reference.

      (b)  Reports on Form 8-K
      No filing of Form 8-K was made in the fourth quarter, 1996.

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

                        KENTUCKY INVESTORS, INC.

March 27, 1997           /s/
   DATE                 BY:  Harry Lee Waterfield II
                        ITS: Chairman of the Board and President

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/
Harry Lee Waterfield II
Chairman of the Board
and President
March 27, 1997

/s/
Robert M. Hardy, Jr.
Vice President and
General Counsel
March 27, 1997

/s/
Jimmy R. McIver
Treasurer
March 27, 1997

/s/
Howard L. Graham
Vice-President
Corporate Services
March 27, 1997

/s/
Jerry F. Howell
Director
March 27, 1997

/s/
Gordon Duke
Director
March 27, 1997

/s/
Warner Hines
Director
March 27, 1997

/s/
Helen S. Wagner
Director
March 27, 1997

/s/
H. Glenn Doran
Director
March 27, 1997

/s/
David W. Reed
Director
March 27, 1997

/s/
Jerry F. Howell, Jr.
Director
March 27, 1997


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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kentucky Investors, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt securities in 1994.


/s/
Ernst & Young LLP

Louisville, Kentucky
March 25, 1997
                                   EXHIBIT 23

                        CONSENT OF INDEPENDENT AUDITORS

      We consent to the incorporation by reference in the Registration Statement (Form S-8 NO. 33-46722-01) pertaining to the Kentucky Investors, Inc. and Affiliated Companies 401(k) Savings Plan and Trust Agreement and in the related prospectus of our report dated March 25, 1997, with respect to the consolidated financial statements and schedule of Kentucky Investors, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1996.


/s/
Ernst & Young LLP

Louisville, Kentucky
March 25, 1997



              SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            KENTUCKY INVESTORS, INC.
                            CONDENSED BALANCE SHEET
               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994

                                    1996        1995        1994
                                   ------      ------      ------

     Assets
  Cash and Cash
      Equivalents           $       36,943 $    40,394 $    26,921
  Investment in
      Subsidiary                26,071,120  26,679,315  20,464,463
  Other Assets                     221,215     136,391     119,570
                               -----------  ---------- -----------
                               $26,329,278 $26,856,100 $20,610,954
                               =========== =========== ===========
Liabilities:
  Notes Payable
      to Subsidiary          $     646,554 $   747,754 $   835,667
  Other
      Liabilities                   65,600      52,985      15,829
  Deferred Taxes                 1,459,351   1,413,821   1,402,043

  Stockholders'
      Equity
  Common Stock                     820,475     811,128     779,895
  Paid in Capital                3,374,615   3,374,704   3,357,178
  Unrealized
      Appreciation
      (depreciation)
      of available-
      for-sale
      securities of
      Subsidiary                 1,510,225   2,916,509  (2,756,991)
  Retained
      Earnings                  18,452,458  17,539,199  16,977,333
                                ----------  ----------  ----------
Total Stock-
  holders'
  Equity                       $24,157,773 $24,641,540 $18,357,415
                               ----------- ----------- -----------
                               $26,329,275 $26,856,100 $20,610,954
                               =========== =========== ===========

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (CONTINUED)
                            KENTUCKY INVESTORS, INC.
                            CONDENSED BALANCE SHEET
               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994

                             1996        1995        1994
                            ------      ------      ------

     Income
  From printing
      services to:
      Affiliated
       companies       $    369,143  $   399,240 $  362,148
     Others                 143,295       79,604     88,943

 Realized Gain/Loss
     on Investments                         (596)
 Other services
     to subsidiary          158,285       64,389     39,564
 Dividends from
     subsidiary             505,635      505,635    492,328
 Interest and
     other income           165,687      148,961     13,182
                         ----------  ----------- ----------
                         $1,342,045  $ 1,197,233 $  996,165

Operating
 Expenses                   655,308      627,152    458,014
                         ----------  ----------- ----------
 Operating
     income before
     equity in
     undistributed
     earnings of
     subsidiary          $  686,737  $   570,081 $  538,151

 Equity in
     undistributed
     earnings of
     subsidiary for
     the year               581,882       44,851  1,092,548
                         ----------  -----------  ---------

 Income before
     provision for
     income taxes        $1,268,619  $   614,932 $1,630,699
                         ----------  ----------- ----------
 Provision for
     Income Taxes
     Current             $   76,000  $    48,000 $   21,000
     Deferred                46,000       12,000     87,000
                         ----------  ----------- ----------
                         $  122,000  $    60,000 $  108,000
                         ----------  ----------- ----------
Income before
 cumulative
 effect of
 accounting
 change                  $1,146,619  $   554,932 $1,522,699
Cumulative
 effect of
 accounting
 change                  $      -0-  $       -0- $       -0-
                         ----------  ----------- -----------
Net Income               $1,146,619  $   554,932 $ 1,522,699
                         ==========  =========== ===========
Earnings Per
 Share                   $     1.41  $       .71 $      1.97
                         ==========  =========== ===========

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (CONTINUED)
                            KENTUCKY INVESTORS, INC.
                            CONDENSED BALANCE SHEET
               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994

                                    1996        1995        1994
                                   ------      ------      ------

     NET CASH
  PROVIDED
  BY OPERATING
  ACTIVITIES                   $   538,549 $   542,186 $   472,114
                               ----------- ----------- -----------

FINANCING
  ACTIVITIES
  Decrease in
      Notes
      Payable                  $ (101,200) $  (87,913) $  (41,600)
  Dividends                      (440,800)   (440,800)   (429,200)
                               ----------- ----------- -----------

CASH USED BY
  FINANCING
  ACTIVITIES                   $ (542,000) $ (528,713) $ (470,800)
                               ----------- ----------- -----------
INCREASE
  (DECREASE)
  IN CASH                     $    (3,451) $   13,473  $    1,314

Cash and Cash
  Equivalents
  at beginning
  of year                     $    40,394  $   26,921  $   25,607
                              -----------  ----------  ----------
CASH AND CASH
  EQUIVALENTS
  AT END OF
  YEAR                       $     36,943  $   40,394  $   26,921
                             ============  ==========  ==========