Form 10-Q
period 1997-03-31
KENTUCKY INVESTORS INC
filed 1997-05-12
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-Q
                                QUARTERLY REPORT

       Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                            FOR  THREE MONTHS ENDED

                                 March 31, 1997

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

          Number of outstanding shares as of  March 31, 1997- 824,986

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days Yes X    No ____


                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

There are no legal proceedings to which the Registrant is a party.

ITEM 2.  Changes in Securities.

Not Applicable.

ITEM 3.  Defaults Upon Senior Securities.

Not Applicable.

ITEM 4.  Submission of matters to a Vote of Security Holders.

None.

ITEM  5.  Other Information.
On January 20, 1997 the Board of Directors of Kentucky Investors, Inc. was advised by Warner Hines that he was resigning as a member of the Board due to health reasons. As of March 31, 1997, the vacancy had not been filled.

ITEM 6.  Exhibits and Reports on Form 8-K.

(b) There were no reports filed on Form 8-K during the quarter ended March 31, 1997.

(c)  Exhibit 27 - Financial Data Schedule.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.

/s/
BY:  HARRY LEE WATERFIELD II
PRESIDENT
DATE:  May 12, 1997


/s/
BY:  JIMMY R. MCIVER
TREASURER
DATE:  May 12, 1997