Form 10-Q
period 1997-06-30
KENTUCKY INVESTORS INC
filed 1997-08-07
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-Q
                                QUARTERLY REPORT

       Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                             FOR  SIX MONTHS ENDED

                                 June 30, 1997

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

           Number of outstanding shares as of  June 30, 1997- 831,682

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

(a) The annual meeting of the stockholders was held May 8, 1997 at 11:00 a.m. The purpose of the meeting was to elect directors.

(b) Three (3) directors were elected to hold office for a term of three (3) years or until their successors are duly elected and qualified.

The following individuals were elected for a term of three (3) years and the number of votes cast was as follows:

Harry Lee Waterfield II -- Number of Votes Cast FOR - 638,101; WITHHELD - 1,032
H. Glenn Doran -- Number of Votes Cast FOR - 638,101; WITHHELD - 1,032
Jerry F. Howell -- Number of Votes Cast FOR - 638,101; WITHHELD - 1,032

The other directors whose terms will continue after the meeting are:

Dr. Jerry F. Howell, Jr.
David W. Reed
Helen S. Wagner
Gordon C. Duke
Robert M. Hardy, Jr.

(c) No other matter was voted on at this meeting. Proxies for the meeting were solicited pursuant to Regulation 14 under the Act.

ITEM  5.  Other Information.

Not Applicable.


ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Definitive Proxy Statements and Annual Reviews were filed with the Securities and Exchange Commission.

(b) There were no reports filed on Form 8-K during the quarter ended June 30, 1997.

(c)      Exhibit 27 - Financial Data Schedule.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.

/s/
BY:  HARRY LEE WATERFIELD II
PRESIDENT
DATE:  August 7, 1997


/s/
BY:  JIMMY R. MCIVER
TREASURER
DATE:  August 7, 1997