Form 10-Q
period 1997-09-30
KENTUCKY INVESTORS INC
filed 1997-11-05
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-Q
                                QUARTERLY REPORT

       Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                             FOR  NINE MONTHS ENDED

                               September 30, 1997

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

        Number of outstanding shares as of  September 30, 1997- 833,407

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

Not Applicable.

ITEM  5.  Other Information.
Not Applicable.


ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Definitive Proxy Statements and Annual Reviews were filed with the Securities and Exchange Commission.

(b) There were no reports filed on Form 8-K during the quarter ended September 30, 1997.

(c)  Exhibit 27 - Financial Data Schedule.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.

/s/
BY:  HARRY LEE WATERFIELD II
PRESIDENT
DATE:  November 5, 1997


/s/
BY:  JIMMY R. MCIVER
TREASURER
DATE:  November 5, 1997