Form 10-Q
period 1998-06-30
KENTUCKY INVESTORS INC
filed 1998-07-23
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-Q
                                QUARTERLY REPORT

       Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                            FOR  THREE MONTHS ENDED

                                 June 30, 1998

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

           Number of outstanding shares as of  June 30, 1998- 845,620

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

Not Applicable.

ITEM 4.  Submission of matters to a Vote of Security Holders.
(a)The annual meeting of the stockholders was held May 14, 1998 at 11:00 a.m. the purpose of the meeting was to elect directors.

(b)Three (3) directors were elected to hold office for a term of three (3) years or until their successors are duly elected and qualified.

The following individuals were elected for a term of three (3) years and the number of votes cast was as follows:

Dr. Jerry F. Howell, Jr. _ Number of Votes Cast FOR _ 725,523; WITHHELD - 310 David W. Reed _ Number of Votes Cast FOR _ 725,523; WITHHELD - 310
Helen S. Wagner _ Number of Votes Cast FOR _ 725,523; WITHHELD - 310

The other directors whose terms will continue after the meeting are:

Gordon Duke
Robert M. Hardy, Jr.
Harry Lee Waterfield II
H. Glenn Doran
Jerry F. Howell

ITEM  5.  Other Information.

None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Definitive Proxy Statements and Annual Reviews were filed with the Securities and Exchange Commission.

(b) There were no reports filed on Form 8-K during the quarter ended June 30, 1998.

(c)  Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.

/s/
BY:  HARRY LEE WATERFIELD II
PRESIDENT
DATE:  July 23, 1998



/s/
BY:  JIMMY R. MCIVER
TREASURER
DATE:  July 23, 1998