Form 10-K405
period 1998-12-31
KENTUCKY INVESTORS INC
filed 1999-03-29
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended December 31, 1998
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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant $8,815,780 as of December 31, 1998.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                     Class
                              Common Capital Stock


                        Outstanding at December 31, 1998
                                    848,116

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 1998 (Form 10-K, Items 1, 5a, 6, 7 and 8)
(2) Portions of the Proxy Statement dated April 16, 1999, for the Annual Meeting of Stockholders to be held May 13, 1999 (Form 10-K, Items 10, 11, 12 and 13.)



                                  PART I

Item 1.  Business

(a)  General
      (a) The business of Kentucky Investors, Inc. (the "Company") is the holder of the majority interest in a life insurance company, and total interest in a printing company and an insurance marketing company which was formed in 1994. The home office of the Company, the insurance subsidiary, the printing subsidiary and the marketing subsidiary are located at 200 Capital Avenue, Frankfort, Kentucky 40601. The telephone number is (502) 223-2361. Kentucky Investors, Inc., now owns 74% of Investors Heritage Life Insurance Company, Frankfort, Kentucky ("IHL" or the "Insurance Subsidiary") and 100% of Investors Heritage Printing, Inc. ("IHP") and Investors Heritage Financial Services Group, Inc. ("FSG"). IHP and FSG are collectively hereinafter referred to as the "Non-insurance Subsidiaries". IHL, IHP and FSG are collectively hereinafter referred to as the "Subsidiaries". IHL owns 96% of Investors Underwriters, Inc., an investment holding company. While the Company continues to expand the Non-insurance Subsidiaries, less than 1% of the Company's total operations were generated by the Non-insurance Subsidiaries for the year ended December 31, 1998. The Non-insurance Subsidiaries' total assets and stockholder equity comprised less than 1% in the aggregate of the Company's reported total assets and stockholder equity as of December 31, 1998.
     During 1994 the Company formed FSG, a wholly-owned marketing company which marketed and will continue to market a variety of products to financial institutions for a number of other unaffiliated companies as well as IHL. As anticipated more than 10% of FSG's revenues during 1998 were derived from the sale of IHL's Credit Insurance products.
IHL
     The business segments of the Insurance Subsidiary are identified and discussed on pages 45 - 47 of the Annual Report to Stockholders for the year ended December 31, 1998 and are incorporated herein by reference. A portfolio of the standard forms of participating, non-participating, whole life, limited pay, endowments, split-funding, interest-sensitive whole life, guaranteed issue whole life, universal life, term and group life are offered by IHL. In addition, IHL writes credit life and credit accident and health insurance (respectively, "Credit Life" and "Credit A&H", and collectively "Credit Insurance") on a group basis.
      Ordinary Life.  Ordinary Life sales are under the direct
supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have several district managers under their supervision. As a result of IHL's growth in the preneed area, agency relationships have been entered into directly with the funeral home owner. Management anticipates this trend to continue and, depending on the size of the funeral home and state law, preneed counselors will also become part of the agency force. IHL also sells business through general agents or brokers who may represent one or more companies.
      Approximately 37% of total insurance in force is Ordinary life.
      As stated above, the Ordinary Life sales are built around a standard portfolio of life insurance policies with some of the contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies.
      Some of the participating policies provide for payment of guaranteed annual endowments of fixed amounts beginning at the end of the second policy year and continuing through the premium paying period. These policies also have an annual guaranteed benefit. As of December 31, 1998, 7% of the total ordinary insurance in force was comprised of participating policies and of the 7%, approximately 6% was comprised of participating policies with some guaranteed benefit.
      Another block of participating policies provides for payment of a dividend which will purchase additional insurance equal to 5% of the previous year's total death benefit, including any additional insurance purchased in prior years. The dividend is not guaranteed. As of December 31, 1998, 1% of the total ordinary insurance in force was comprised of participating policies with non-guaranteed benefits.
      Non-participating life insurance policies represented 93% of the total ordinary insurance in force.
      IHL also issues two non-participating interest-sensitive single premium whole life policies based on simplified underwriting. These policies provide for payment of the full face amount at the death of the insured and for increasing death benefits on a non-guaranteed basis.
      During 1994, IHL introduced new products designed for the prearranged funeral market. These products are single premium and modal premium non-participating whole life policies. Single premium policies are sold on a guaranteed issue basis and modal premium policies are fully underwritten. Both single and modal premium policies provide for non- guaranteed increasing death benefits and have a maximum face amount of $25,000. IHL also introduced a new mortgage protection product which is being marketed by FSG.
      During 1997 IHL introduced group life products designed for the prearranged funeral market. Some of these products provide for the payment of the full face amount at the death of the insured and some provide graded death benefits during the first year. All of the products provide for increasing death benefits on a non-guaranteed basis.
      During 1998 IHL introduced a new generation of both individual and group
life products designed for the prearranged funeral market.   These products
differ from the 1997 products by offering simplified underwriting for the multi-pay policies and shorter reduced benefit policies. These new products, called the "Legacy 2000 Series" were implemented throughout the last two quarters of 1998 and have been well received in the market.
      Credit Insurance. Credit Insurance is generally sold through banks, finance companies and automobile dealerships and is offered in connection with the extension of credit by financial institutions. The amount of the insurance is designed to cover the amount of the loan with the financial institution being the beneficiary of the insurance policy to the extent of the unpaid balance of the loan. Credit Insurance production is dependent on consumer debt. In times of low unemployment, reasonable interest rates and a steadily improving economy, consumer debt increases; therefore, Credit Insurance sales increase. When the economy slows, consumer debt slows and therefore Credit Insurance sales decrease.
      Initially, FSG entered into a marketing agreement with Franklin Life Insurance Company ("Franklin")to market Franklin's Credit Insurance products during 1995. However, during the fourth quarter of 1995, IHL and FSG were advised that Franklin was exiting the Commonwealth of Kentucky as a direct writer of Credit Insurance products.
      FSG initiated discussions with unaffiliated companies regarding a transaction where the Credit Insurance business would be written by IHL and all of the risk insured would be immediately reinsured to the unaffiliated company. In December, 1995, IHL entered into a reinsurance agreement with The Connecticut General Life Insurance Company, Bloomfield, Connecticut ("Connecticut General") under the terms of which IHL cedes to Connecticut General 100% of the risk on all Credit Insurance policies sold by IHL. In addition to receiving a retention fee, IHL also receives a fee for administration and claims processing services. In addition, FSG would be able to generate revenues in the form of commissions from the sale of IHL's Credit Insurance products.
      It has not been necessary for IHL to add any employees to assist in the administration of this business. No additional amounts were expended in order to put IHL's administrative and claims processing capabilities to use.
Employees will be added only when warranted.
      It was and continues to be management's belief that the number of Credit Insurance providers in the Commonwealth of Kentucky is contracting as a result of two Kentucky domestic insurers exiting the Credit Insurance market. Management believed there would be opportunities to administer Credit Insurance business in Kentucky for non-domestic insurers that are expected to replace exiting insurers. This belief has come to fruition in an alternate way through the reinsurance agreement with Connecticut General. In addition, IHL has recently entered into a reinsurance agreement with two unaffiliated companies, Life Investors Insurance Company of America ("Life Investors"), Bankers Life Insurance Company ("Bankers Life") and American United Life Insurance Company ("AUL"). The AUL agreement was entered into during 1998. Pursuant to those agreements, the Company's Credit Insurance products sold by Life Investors', Bankers Life's and AUL's agents will be reinsured to Life Investors, Bankers Life and AUL, respectively. IHL and FSG will be paid a retention fee and a
marketing fee for services provided.   IHL has continued to seek contracts to
operate as an administrator for other companies which sell Credit Insurance.
      FSG will continue to call on banks, finance companies and selected automobile dealerships to market the Credit Insurance products for IHL. As anticipated that more than 10% of FSG's revenues for 1998 were derived from the sale of IHL's Credit Insurance products. IHL anticipates 1999 Credit Insurance gross written premiums to exceed $2 million. During the 3rd Quarter 1998, IHL was advised that Connecticut General was exiting the market as a reinsurer of Credit Insurance products. Therefore, during the 4th Quarter 198, IHL and FSG negotiated new reinsurance agreements with Munich American Reassurance Company, Atlanta, Georgia ("Munich") and Reliastar Life Insurance Company, Minneapolis, Minnesota ("Reliaster") whereby effective January 1, 1998 IHL will reinsurance 50% of the risk on all Credit Insurance policies to each reinsurer. As described above, that business was and will continue to be ceded to Connecticut General. Approximately 9% of the total life insurance in force is Credit Insurance, all of which was written directly by IHL.
      In addition to selling Credit Insurance, some IHL bank agents obtain an ordinary life license enabling them to sell mortgage insurance that might be required in excess of the statutory credit life limitation enacted by each state where our Credit Insurance products are sold. The mortgage insurance sales operations will continue to be conducted through FSG.
      Group Life.  Group life accounts for the remaining 44% of in-force
business.      Since 1990, IHL has participated in the Federal Employee Group
Life Insurance (FEGLI) Program, which is administered by Metropolitan Life Insurance Company. As a result of the termination of the Commonwealth of Kentucky group life contract, on November 30, 1992, IHL's participation in the FEGLI Program has substantially decreased since 1993 and 1994. The reduction of in-force business since 1993 has been $222,377,000.
      During 1997, IHL converted to group insurance products in the preneed market in a majority of states. The Legacy 2000 Series introduced during 1998 is also a group product in many states. Therefore, group life premiums and in-force business increased significantly while individual premiums and in-force business decreased commensurately. Group life premiums during 1997 were $7,324,000 as compared to $3,881,000 in 1996 which is an increase of 89%.
      Principal Markets.  The principal markets for IHL's products are in the Commonwealths of Kentucky and Virginia, and the States of North Carolina, South Carolina, Georgia, Ohio, Indiana, Florida, Tennessee, Illinois, Kansas, West Virginia and Texas. IHL has licensed ordinary agents and regional managers throughout these states and credit life agents in over 278 banks and automobile dealerships.
      IHL is also licensed in sixteen other states: Alabama, Arkansas, Mississippi, and Louisiana in the South and Southeast; Colorado, Missouri, New Mexico, North Dakota, South Dakota, Oklahoma, Montana, Nebraska, Arizona and Utah in the West; and Michigan in the North. The business in these states is written mostly through general agents. During 1999 IHL anticipates expanding its preneed operation into several of these states.
       Risk.   In many cases IHL requires evidence of insurability before issuing individual life policies including, in some cases, a medical examination or a statement by an attending physician. Home office underwriters review the evidence of insurability required and approve the issuance of the policy in accordance with the application if the risk is acceptable. Some applicants who are substandard risks are rejected, but many are offered policies with higher premiums, restricted coverages or reduced benefits during the first two policy years. The majority of the single premium business is written through the prearranged funeral market without evidence of insurability, relying on safeguards such as product design, limits on the amount of coverage, and premiums which recognize the resultant higher level of claims.
      Risk is integral to insurance but, as is customary in the insurance business, IHL obtains reinsurance with respect to amounts in excess of its retention limits. The maximum limit of retention by IHL on its standard contract for any one life is $100,000 plus the amount of the return of premium benefits, if any. The maximum is reduced for sub-standard classes of risk.
The maximum retention on Credit Life is also $100,000 per life. Excess coverages are reinsured externally to unaffiliated reinsurers. As of December 31, 1998, approximately $660,887,00, or 24% of total life insurance in force was reinsured with non-affiliated well established insurance companies. IHL would become liable for the reinsured risks if the reinsurers could not meet their obligations. IHL has not experienced a reinsurer default under any of the reinsurance agreements to which IHL is a party. Further, IHL has no knowledge of and does not anticipate any material default in any existing reinsurance obligation.
      IHL is party to reinsurance and coinsurance agreements with seventeen non-
affiliated companies.    The reinsurers for IHL and amounts of insurance in
force that are reinsured are as follows:

Company                    Reinsurance Amount       Percent of Total

Connecticut General Life
   Insurance Co.              $409,884,000           62.14%
Crown Life Insurance Co.         1,579,000             .2%
The Lincoln National Life
    Insurance Co.               83,977,000           12.7%
J.M. Limited                     1,286,000             .2%
Bankers Life Insurance Co.     107,270,000           16.2%
AEtna Life Insurance Co.           284,000             .04%
Indiana-Kentucky Ins. Co. Ltd.     228,000             .03%
Riverside Reinsurance Ltd.         634,000             .01%
Lancaster Life Insurance Co.     3,961,000             .6%
Business Men's Assurance Co.     5,456,000             .8%
Swiss Re America                 1,100,000             .2%
Munich American Reinsurance Co. 41,372,000            6.3%
Life Investors Ins. Co.
 of America                      3,177,000            .48%
Other Companies (3)                679,000             .1%
TOTAL                         $660,887,000          100.0%

During 1998, IHL reinsured all of the risk on the Credit Insurance policies sold by its agents to Connecticut General; however, the reinsurance agreement was terminated effective December 31, 1998 with respect to new issues. Connecticut General will not accept the risk on any new policies issued after December 31, 1998; however, Connecticut General will continue to provide reinsurance on all Credit Insurance policies sold between January 1, 1996 and December 31, 1998. During 1999, IHL will reinsure all of the risk on the Credit Insurance products sold by its agents to Munich and Reliastar. As explained above, some of these risks will also be reinsured to Life Investors, Bankers Life and AUL.
          Regulation of Insurance. The business of IHL is subject to regulation and supervision by the insurance regulatory authority of each state in which IHL is licensed to do business. Such regulators grant licenses to transact business; regulate trade practices; approve policy forms; license agents; approve certain premium rates; establish minimum reserve and loss ratio requirements; review form and content of required financial statements; prescribe types and amounts of investments permitted; and assure that capital, surplus and solvency requirements are met. Insurance companies can also be required under the solvency or guaranty laws of most states in which they do business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. They are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time. Under the rules of the National Association of Insurance Commissioners (the "NAIC"), a self-regulatory organization of state insurance commissioners, insurance companies are examined periodically by one or more of the regulatory authorities.
      Domiciled in the Commonwealth of Kentucky, IHL is licensed by the Kentucky Department of Insurance and is subject to its examination and regulations. The quadrennial audit was completed during 1998 for the three years ending December 31, 1998. Other than three minor accounting entries regarding reporting of EDP equipment, general expenses and receivables, the Examination Report contains no recommendaitons and no adjustments were made to the statutory financial statements.
      In December of 1992, the NAIC adopted a "Risk Based Capital for Life and/or Health Insurers Model Act" (the "Model Act") which was designed to identify inadequately capitalized life and health insurers. The Model Act defines two key measures: (i) adjusted capital, which equals an insurer's statutory capital and surplus plus its asset valuation reserve, plus one-half its liability for policyholder dividends ("Adjusted Capital") and (ii) authorized control level risk based capital ("RBC"). RBC is determined by a complex formula which is intended to take into account the various risks assumed by an insurer. Should an insurer's Adjusted Capital fall below certain prescribed levels (defined in terms of its RBC), the Model Act provides for the following four different levels of regulatory attention:
      "Company Action Level:" This level of review is triggered if an insurer's Adjusted Capital is less than 200 percent of its RBC. The insurer is required to submit a plan to the appropriate regulatory authority that discusses proposed corrective action. IHL's Adjusted Capital is more than 2.9 times the required amount.
      "Regulatory Action Level": This level of review is triggered if an insurer's Adjusted Capital is less than 150% of its RBC. The regulatory authority formally requires the insurer to submit an RBC plan, and performs a special examination of the insurer and issues an order specifying corrective actions. IHL's Adjusted Capital is more than 3.9 times the required amount.
      "Authorized Control Level": This level of review is triggered if an insurer's Adjusted Capital is less than 100% of its RBC. The regulatory authority is authorized to take whatever action it deems necessary. IHL's Adjusted Capital is more than 5.8 times the required amount.
      "Mandatory Control Level": This level of review is triggered if an insurer's Adjusted Capital falls below 70% of its RBC. The regulatory authority is required to place the insurer under its control. IHL's Adjusted Capital is more than 8.4 times the amount required.
      Since the Adjusted Capital levels of IHL currently exceed all of the regulatory action levels as defined by the NAIC's Model Act, the Model Act
currently has no impact on the     Company's operations or financial condition.
      Competition. The life insurance business is highly competitive. With the introduction of universal life and other interest sensitive products in recent years, competition with other financial institutions has increased. The industry includes both stock and mutual companies, including some of the largest financial institutions in the United States. While IHL is responsive to the current economic environment, the life insurance market is relatively volatile, and IHL's operating results may vary with those conditions.
      IHL differentiates itself through its marketing techniques, product features, customer service and reputation. IHL maintains its competitive position by its focus on areas which have historically proven profitable. Those areas include single premium pre-need products, modal premium final expense products, traditional whole life products, mortgage protection products and level term products. IHL's competitive position is maintained by its ability to provide quality customer service throughout the distribution system. Other competitive strengths include IHL's asset/liability management system, a quality investment portfolio which provides liquidity and IHL's non-leveraged financial position.
      The business of IHL is not seasonal.
      Dividend income from the Insurance Subsidiary for 1998 amounted to approximately $503,988.
      Other Subsidiaries. IHP does job printing for IHL as well as numerous unaffiliated sources. This includes the printing of the application forms and other office forms required by IHL.
      While the income from IHP is not a significant factor in the Company's overall business, a number of significant changes were made during 1994 and the Company experienced continued growth and improved profitability during the last three years. However, revenues from IHP continued to be less than one percent of the Company's total revenue for 1998.
      As anticipated the formation and operation of FSG generated additional revenue to the Company. Although this additional revenue is not a significant factor in the Company's overall business, FSG experienced growth in its second year of operations with revenues of $282,000 in 1996 compared to $171,000 in 1995. The growth pattern continued during 1997 with revenues of $370,000 as compared to $282,000 in 1996. Even considering this growth, revenues from FSG will continue to account for less than one percent of the Company's total revenue for 1997. See Schedule II.
      Additionally, the Company earns fees for other services performed for the Insurance Subsidiary. The fees are paid by the Insurance Subsidiary for the necessary supervision and coordination required to provide a common policy for all the companies. The supervision results in a coordination of contracts with the various independent agents, common sales brochures, and a savings to each company in the area of printing and purchasing. The Company purchases blanket fidelity bonds to include employees of all subsidiary companies at a savings when compared to purchases made by individual companies. The group life, hospitalization, and the retirement programs for the various companies are also administered by the Company. These fees are not significant to the Company's total revenue. The Company also has revenue from other investments, but it is not a significant factor in its business.
(b) Material Changes and Developments
      There were no material changes in the Company's holdings during the year 1998. While changes in the life insurance business can be dramatic, new product development and innovative sales methods must be ongoing to meet the current economic times. IHL, however, believes that growth from increased sales is directly related to the constant attention paid to revising and selling the products developed by IHL.
      Ordinary Production.     IHL is working diligently to increase ordinary
product sales. The largest increase in this area has been the final expense and prearranged funeral sales. Final expense sales include the sale of lower face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. Prearranged funeral sales includes the sale of modal premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract.
      Since 1993 IHL has continued to expand its marketing capability in this area. As a result, IHL steadily increased sales of preneed products. During 1997 IHL continued to increase its marketing operations and to expand into new states, including but not limited to, Tennessee, Indiana, Illinois, Kansas, South Carolina and Georgia and experienced growth in premium production of approximately 27% in the prearranged funeral market during 1997 over 1996, $21,104,000 compared to $16,681,000.
      During 1998, the Company focused on increasing its market share in existing states and expanding into some new areas, including Arkansas. Even though single premium growth was anticipated to be 12-15%, when combining ordinary life, group life and individual annuities, actual growth was 11%. Single premium production for these lines of business was $23,413,000 for 1998 compared to $21,102,00 for 1997 and IHL anticipates continued growth in this segment of approximately 12-15% during 1999.
       Credit Insurance.   IHL has marketed and sold Credit Insurance since
1966. Realizing the significant contribution of our financial marketing group, which was successful in increasing IHL's Credit Insurance production to record levels during the late 1980's and early 1990's, and realizing the significant relationship our employees have developed with the financial institutions in the Commonwealth of Kentucky, the Company formed FSG. During 1995, FSG marketed Franklin Life Insurance Company's ("Franklin") Credit Insurance products.
      In December 1995, Franklin exited the market and IHL entered into a reinsurance agreement with Connecticut General under the terms of which all of the risk on all Credit Insurance policies sold by IHL would be reinsured with Connecticut General.
      Since 1996 FSG has marketed IHL's Credit Insurance products and will continue to do so in 1999. However, during 1999 all of the risk on all Credit Insurance policies sold by IHL will be reinsured with Munich and Reliastar. In addition, FSG is responsible for marketing products for unaffiliated companies to financial institutions including Individual Disability (Illinois Mutual Life and Casualty Company), Involuntary Unemployment Insurance (Vesta Fire Insurance Corp.), and GAP, which covers the excess of the loan amount over the value of the collateral if the collateral is a total loss (General Electric Capital Assurance Company). IHL was not a direct writer of any of these products during 1998.
      FSG also marketed IHL's mortgage protection products, and IHL anticipated growth of approximately 20% in this segment of its business due to the marketing
efforts of FSG.   IHL's management anticipates steady growth in this segment during 1999 due to FSG's efforts.
      Actual growth in 1998 was approximately 25.5%. Premium production in this area increased $535,663, from $2,076,752 in 1997 to $2,612,415 in 1998.
Management anticipates an increase of approximately 20% during 1999.
      Employees. The Company does not have any employees. The Company's officers perform various functions described in item 9(a) above; however, they are not paid a salary by the Company for performing such functions. The number of persons employed by IHL is 107. The number of active independent contractual agents of IHL is 2,188. Management of IHL considers its relationship with the employees and agents to be satisfactory.
Item 2.  Properties
      The Company owns no real estate, but the Company and the printing company rent office space from IHL. The total rental fee is $883 per month. The printing equipment and machines in the print shop, owned by the printing subsidiary have a net book value of $38,501.
Item 3.  Legal Proceedings
      There are no legal proceedings to which the Registrant is a party.
Item 4.  Submission of Matters to a Vote of Security Holders
          None.
                                    PART II
Item 5.  Market for the Registrant's Common Stock and Related Security Matters
      (a) The information relative to the market value of the Company's stock appears on the inside back cover in the Annual Report to the Stockholders for the year ended December 31, 1998, and is incorporated herein by reference.


      (b)  Approximate Number of Equity Security Holders
                (A)                           (B)
                                          Number of
                                          Holders
            Title of Class               of Record 12-31-98
            Common Stock                     2,370

      (c)  Dividends
      Kentucky Investors, Inc., paid dividends totaling $440,800 to stockholders in 1998 representing a $.38 per share. The 1999 cash dividend to be paid April 9, 1999, to stockholders of record March 26, 1999 is $.38 per share.

Item 6.  Selected Financial Data
      Selected financial data for the past five years appears on page 28 in the Annual Report to the Stockholders for the year ended December 31, 1998, and is incorporated herein by reference.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
      Management's Discussion and Analysis of financial condition and results of operations appears on pages 10 - 21in the Annual Report to the Stockholders for the year ended December 31, 1998, and is incorporated herein by reference.
Item 8.  Financial Statements and Supplementary Data
     The financial statements and notes appear on pages 24 - 27 and 34 - 47 in the Annual Report to Stockholders for the year ended December 31, 1998 and are incorporated herein by reference. See Part IV, Item 14.
Item 9.  Disagreements on Accounting and Financial Disclosure
      None.
                                    PART III
Item 10. Directors and Executive Officers of the Registrant
      (a)     The Executive officers and directors of the Company are:
Name, Position & Year                             Family
Became Officer/Director    Age               Relationship
Harry Lee Waterfield II  55
Chairman of the Board,
President/1963

Jimmy R. McIver          47
Treasurer/1988

Nancy W. Walton         59                        Sister of
First Vice                                        Harry Lee
President/1988                                   Waterfield II

Robert M. Hardy, Jr.    41                        Nephew of
Director, Vice President                          Harry Lee
and General                                       Waterfield II
Counsel/ 1988

Howard L. Graham         64
Vice President
Corporate Services
1989

Wilma Yeary              67
Secretary/ 1989

Jane S. Jackson          44
Asst. Secretary
1989

Helen S. Wagner          62
Director/ 1986

Gordon Duke              53
Director/ 1991

H. Glenn Doran           73
Director/ 1963

Jerry F. Howell          85
Director/ 1963

Jerry F. Howell, Jr.    57                             Son of Jerry
Director/ 1983                                         F. Howell

David W. Reed            45
Director/ 1982


      (b) Each of the Directors has occupied the position indicated for a period of more than five years. Information regarding the business experience of the Directors who are not officers of the Company is shown on pages 2 and 3 of the Proxy Statement of the Annual Meeting of Shareholders to be held on May 13, 1999, and is incorporated herein by reference.
      There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director or Executive Officer during the past five years.
      Officers are appointed annually by the Board of Directors at the Board meeting immediately following the Annual Meeting of Shareholders. There are no arrangements or any understandings between any officer and any other person pursuant to which the office was selected.
Item 11.  Executive Compensation and Transactions
      Information regarding compensation of executive officers and transactions with executive officers and directors is not restated in this Annual Report because the response to this item is shown on page 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1999 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management Security ownership by Officers, Directors, and management, is not restated
in this Form 10-K because the response to this item is shown on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 1999, and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions
      Certain relationships and related transactions are shown on page 5 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 1999, under the heading "Certain Relationships and Related Transactions" and are incorporated herein by reference.
                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
      (a)1. Financial Statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 1998 (pages 24 - 28 and 30 - 33) filed as Exhibit 1:
          Consolidated Balance Sheets -- December 31, 1998 and 1997
      For each of the three years in the period ended December 31, 1998:
          Consolidated Statements of Income
          Consolidated Statements of Stockholders' Equity
      Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements
      (a)2.  Consolidated Financial Statement Schedules
      Schedule II -- Condensed Financial Information of Registrant
      The financial statements and schedules of Investors Heritage Life Insurance Company, as incorporated by reference in its Annual Report on Form 10-K filed with the Securities & Exchange Commission for the year ended December 31, 1998, are incorporated herein by reference.
      All other schedules have been omitted as not applicable, not required, or the required information has been included in the financial statements, notes thereto, or are incorporated herein by reference to the Annual Report on Form 10-K of Investors Heritage Life Insurance Company for the year ended December 31, 1998.
      (a)3.  Listing of Exhibits
      Exhibit 1 - Annual Report to the Stockholders for the year ended December 31, 1998.*
      Exhibit 3.1-- Articles of Incorporation of the Company, as amended.
      Exhibit 3.2-- By-Laws of the Company, as amended. (Incorporated by reference as Exhibit 3.2 of the Company's Annual Report on Form 10-K/A-1 for the year ended December 31, 1994.)
      Exhibit 11--  Statements re Computation of Per Share Earnings.**
      Exhibit 23 - Consent of Independent Auditors.
      Exhibit 27 _ Financial Data Schedule.
      *The material included in this Report shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that this registrant specifically incorporates it in its Annual Report on this Form 10-K by reference.
      **Exhibit 11 is not restated in this Form 10-K because the information required is contained in Note A to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on page 37 of the Annual Report to the Stockholders for the year ended December 31, 1998, and is incorporated herein by reference.
      (b)  Reports on Form 8-K
      No filing of Form 8-K was made in 1998.
      (c)  See Item 14(a)(3) above.
      (d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES
               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
                        KENTUCKY INVESTORS, INC.



March 24, 1999                     /s/
   DATE                 BY:  Harry Lee Waterfield II
                        ITS: Chairman of the Board and President

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/
Harry Lee Waterfield II
Chairman of the Board
and President
March 24, 1999

/s/
Robert M. Hardy, Jr.
Vice President and
General Counsel and Director
March 24, 1999

/s/
Jimmy R. McIver
Treasurer
March 24, 1999

/s/
Howard L. Graham
Vice-President
Corporate Services
March 24, 1999

/s/
Jerry F. Howell
Director
March  24, 1999

/s/
Gordon Duke
Director
March 24, 1999

Helen S. Wagner
Director

H. Glenn Doran
Director

David W. Reed
Director

/s/
Jerry F. Howell, Jr.
Director
March 24, 1999


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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kentucky Investors, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/
Ernst & Young LLP

Louisville, Kentucky
March 24, 1999



                                   EXHIBIT 23

                        CONSENT OF INDEPENDENT AUDITORS

      We consent to the incorporation by reference in the Registration Statement (Form S-8 NO. 33-46722-01) pertaining to the Kentucky Investors, Inc. and Affiliated Companies 401(k) Savings Plan and Trust Agreement and in the related prospectus of our report dated March 24, 1999, with respect to the consolidated financial statements and schedule of Kentucky Investors, Inc. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1998.


/s/
Ernst & Young LLP
Louisville, Kentucky
March 24, 1999





              SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            KENTUCKY INVESTORS, INC.
                            CONDENSED BALANCE SHEET
               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, 1996

                                    1998       1997        1996
                                   ------     ------      ------

Assets
  Cash and Cash
      Equivalents              $    52,484  $    36,866  $   36,943
  Investment in
      Subsidiary                34,106,966   29,878,589  26,071,120
  Other Assets                     180,487      291,583     221,215
                               -----------   ----------  ----------
                               $34,339,937  $30,207,038 $26,329,278
                               ===========  =========== ===========
Liabilities:
  Notes Payable
      to Subsidiary           $   431,035  $   538,794  $  646,554
  Other
      Liabilities                  48,753       50,398      65,600
  Deferred Taxes                1,635,414    1,531,026   1,459,351

  Stockholders'
      Equity
  Common Stock                    848,116      836,895     820,475
  Paid in Capital               3,442,248    3,384,061   3,374,615
  Unrealized
      Appreciation
      (depreciation)
      of available-
      for-sale
      securities of
      Subsidiary                6,392,746    4,043,101   1,510,225
  Retained
      Earnings                 21,541,625   19,822,763  18,452,458
                              ------------  ----------  -----------
Total Stock-
  holders'
  Equity                      $32,224,735  $28,086,820 $24,157,773
                              -----------   ----------  ----------
                              $34,339,937  $30,207,038 $26,329,278
                              ===========  =========== ===========

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (CONTINUED)
                            KENTUCKY INVESTORS, INC.
                         CONDENSED STATEMENTS OF INCOME
               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, 1996

                                    1998       1997        1996
                                   ------     ------      ------

     Income
  From printing
      services to:


      Affiliated
         companies            $    302,051 $   361,013 $   369,143
      Others                       140,797     116,328     143,295

  Realized Gain/Loss
      on Investments                 3,700          64
  Other services
      to subsidiary                203,146     190,478     158,285
  Dividends from
      subsidiary                   505,679     505,636     505,635
  Interest and
      other income                 301,712     228,880     165,687
                              ------------  ----------    --------
                                $1,457,085  $1,402,399  $1,342,045

Operating
  Expenses                         628,637     649,917     655,308
                              ------------  ----------  ----------
  Operating
      income before
      equity in
      undistributed
      earnings of
      subsidiary              $   828,448   $  752,482  $  686,737

  Equity in
      undistributed
      earnings of
      subsidiary for
      the year                $1,395,689    $  960,070  $  581,882
                              ----------     ---------   ---------

  Income before
      provision for
      income taxes            $2,224,137    $1,712,552  $1,268,619
                              ----------     ---------  ----------
  Provision for
      Income Taxes
      Current                 $   144,000   $   118,000  $  76,000
      Deferred                    105,000        72,000     46,000
                              -----------    ----------  ---------
                              $   249,000   $   190,000 $  122,000
                              -----------   ----------- ----------
Income before
  cumulative
  effect of
  accounting
  change                      $1,975,137    $1,522,552  $1,146,619
Cumulative
  effect of
  accounting
  change                      $      -0-    $      -0-  $      -0-
                              -----------    ----------  ---------
Income                        $1,975,137    $1,522,552  $1,146,619
                              ==========    ==========  ==========
Earnings Per
  Share                       $     2.34    $     1.84  $     1.41
                              ==========    ==========  ==========

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (CONTINUED)
                            KENTUCKY INVESTORS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, 1996

                                    1998       1997        1996
                                   -----      ------      ------

  NET CASH
  PROVIDED
  BY OPERATING
  ACTIVITIES                  $   592,177  $   548,483 $   538,549
                              ----------- -----------  -----------

FINANCING
  ACTIVITIES
  Decrease in
      Notes
      Payable                 $  (107,759)  $(107,760)$  (101,200)
  Dividends                      (440,800)   (440,800)   (440,800)
  Acquisition of Treasury Stock   (28,000)
                              ------------   ----------- ----------

CASH USED BY
  FINANCING
  ACTIVITIES                  $  (576,559)  $(548,560)  $(542,000)
                              ----------- -----------  ------------
INCREASE
  (DECREASE)
  IN CASH                     $    15,618   $     (77)  $  (3,451)

Cash and Cash
  Equivalents
  at beginning
  of year                     $    36,866 $     36,943  $   40,394
                              ----------- ------------   ----------
CASH AND CASH
  EQUIVALENTS
  AT END OF
  YEAR                        $    52,484 $     36,866  $   36,943
                              ============ ============  ==========