Form 10-Q
period 1999-06-30
KENTUCKY INVESTORS INC
filed 1999-08-13
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-Q
                                QUARTERLY REPORT

       Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                             FOR  SIX MONTHS ENDED

                                 June 30, 1999

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

          Securities registered pursuant to Section 13(g) of the Act:

                 Common Capital Stock par value $1.00 per share
                                (Title of Class)

         Number of outstanding shares as of  June 30, 1999  -  853,734

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days Yes X    No ____



                   PART I - CONSOLIDATED FINANCIAL STATEMENTS
ITEM 1. The following consolidated statements have been prepared by management in accordance with generally accepted accounting principles ("GAAP"). In management's opinion, all adjustments and certain reclassifications necessary for a fair statement of financial position at June 30, 1999 and December 31, 1998 and the results of operations for the three and six months ended June 30, 1999 and 1998 have been made.

                            KENTUCKY INVESTORS, INC.

                     Condensed Consolidated Balance Sheets

                                           (Unaudited)
                                          June 30, 1999     December 31, 1998
Assets
   Investments
     Fixed maturities available-for-sale at
     fair value (amortized cost:
     1999-$191,131,019; 1998-
     $181,886,791)                        $192,324,585      $193,911,467
     Mortgage loans on real estate          14,986,939        16,189,127
     Other investments                      12,158,423        12,271,613

          Total investments               $219,469,947      $222,372,207

   Cash and cash equivalents                 3,318,278         2,514,371
   Due and deferred premiums                 4,056,339         4,129,967
   Deferred acquisition costs               29,254,790        27,288,684
   Other assets                              8,492,645         8,707,915
   Amounts recoverable from reinsurers      26,306,933        23,355,631

                                          $290,898,932      $288,368,775

Liabilities and Stockholders' Equity

   Liabilities
      Policy liabilities:
          Benefit reserves                $215,224,527      $207,115,725
     Unearned premium reserves              22,428,481        20,069,565
     Other policyholders' funds              3,696,570         3,924,918

          Total policy liabilities        $241,349,578      $231,110,208

          Other liabilities                 10,385,356        12,562,530

          Total liabilities               $251,734,934      $243,672,738

Minority Interest in Subsidiary           $ 10,903,769      $ 12,471,302
Stockholders' Equity
Common stock (shares issued:1999-853,685;
   1998-848,116)                          $    853,685      $    848,116
Paid-in surplus                              3,471,824         3,442,248
Accumulated other comprehensive income       1,700,448         6,392,746
Retained earnings                           22,234,272        21,541,625

          Total stockholders' equity      $ 28,260,229      $ 32,224,735

                                          $290,898,932      $288,368,775

                            See accompanying notes.


                            KENTUCKY INVESTORS, INC.

              Condensed Consolidated Income Statements (Unaudited)

                                             Three Months Ended June 30
                                                1999           1998
REVENUES

     Premiums and other considerations       $11,803,041    $11,100,540
     Investment income, net of expense         3,775,070      3,453,436
     Realized gain (loss) on investments, net   (166,183)        75,034
     Other income                                268,075        199,627

          Total revenues                     $15,680,003    $14,828,637

BENEFITS AND EXPENSES

     Death and other benefits                $ 5,765,252    $ 4,895,966
     Guaranteed annual endowments                228,242        233,184
     Dividends to policyholders                  202,851        114,808
     Increase in benefit reserves and
          unearned premiums                    4,766,079      5,134,348
     Amortization of deferred
          acquisition costs, net                (247,950)         6,915
     Commissions                               1,612,521      1,326,633
     Other insurance expenses                  2,338,846      2,148,546

          Total benefits and expenses        $14,665,841    $13,860,400

Income from operations before Federal
     income tax and minority interest
     in net income of subsidiary             $ 1,014,162    $   968,237

Provision for income taxes:
     Current                                 $    72,234    $   104,799
     Deferred                                    272,765        151,401
                                             $   344,999    $   256,200

Income from operations before
     minority interest in net income
     of subsidiary                           $   669,163    $   712,037

Minority interest in net income
     of subsidiary                           $   183,663    $   192,820

Net Income                                   $   485,500    $   519,217

Earnings per share                           $      0.57    $      0.62

Dividends per share                          $      0.00    $      0.00




                            KENTUCKY INVESTORS, INC.

              Condensed Consolidated Income Statements (Unaudited)

                                                Six Months Ended June 30
                                                   1999           1998
REVENUES

     Premiums and other considerations          $22,674,887    $21,840,302
     Investment income, net of expense            7,445,920      6,850,593
     Realized gain (loss) on investments, net      (149,072)        78,916
     Other income                                   472,310        368,553

          Total revenues                        $30,444,045    $29,138,364

BENEFITS AND EXPENSES

     Death and other benefits                   $11,763,951    $10,540,636
     Guaranteed annual endowments                   426,076        437,945
     Dividends to policyholders                     377,433        290,346
     Increase in benefit reserves and
          unearned premiums                       9,246,572      9,342,962
     Amortization of deferred
          acquisition costs, net                   (872,631)        30,110
     Commissions                                  3,037,880      2,562,277
     Other insurance expenses                     4,436,811      4,196,573

          Total benefits and expenses           $28,416,092    $27,400,849

Income from operations before Federal
     income tax and minority interest
     in net income of subsidiary                $ 2,027,953    $ 1,737,515

Provision for income taxes:
     Current                                    $   123,227    $   180,845
     Deferred                                       542,164        268,880
                                                $   665,391    $   449,725
Income from operations before
     minority interest in net income
     of subsidiary                              $ 1,362,562    $ 1,287,790

Minority interest in net income
     of subsidiary                              $   367,583    $   358,600

Net Income                                      $   994,979    $   929,190

Earnings per share                              $      1.17    $      1.11

Dividends per share                             $      0.38    $      0.38

                            See accompanying notes.


                            KENTUCKY INVESTORS, INC.

           Condensed Consolidated Statements of Cash Flow (Unaudited)


                                                 Six Months Ended June 30
                                                    1999           1998

Net cash provided by operating activities       $ 10,697,789   $ 11,007,835

Investing activities
     Securities available-for-sale:
          Purchases                             $(22,954,206)  $(13,834,470)
          Sales and maturities                    13,694,758      3,681,959
     Other investments:
          Cost of acquisition                    (1,101,415)     (1,494,058)
          Sales and maturities                    2,479,099         970,055
     Other investing activities                    (131,127)        (65,536)

Net cash used by investing activities           $(8,012,891)   $(10,742,050)

Financing Activities
     Receipts from universal life policies
          credited to policyholder
          account balances                      $ 1,964,605    $  2,465,133
     Return of policyholder account
          balances on universal
          life policies                          (3,578,409)     (3,034,901)
     Other financing activities                    (267,187)       (224,031)

Net cash used by financing activities           $(1,880,991)   $   (793,799)

Increase (decrease) in cash and cash
     equivalents                                $   803,907    $   (528,014)

Cash and cash equivalents at beginning
     of period                                    2,514,371       2,939,453

Cash and cash equivalents at end of period      $ 3,318,278    $  2,411,439

                            See accompanying notes.



                            KENTUCKY INVESTORS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)

NOTE A - Nature of Operations: Kentucky Investors, Inc. (Kentucky Investors) is a holding company with a majority interest in Investors Heritage Life Insurance Company (Investors Heritage), and a total interest in Investors Heritage Printing, Inc., a printing company and Investors Heritage Financial Services Group, Inc., an insurance marketing company. The operations of Kentucky Investors are principally that of its life insurance company, Investors Heritage. The operations of the non-insurance subsidiaries of Kentucky Investors account for less than 1% of the Company's total operations.

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

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of Kentucky Investors and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE C - Earnings per Share: Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The number of shares used in this computation for Kentucky Investors is 849,466 and 840,156 for June 30, 1999 and 1998, respectively.

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

                                     June 30, 1999      June 30, 1998
Revenues:
   Preneed & Burial Products         $22,647,434        $21,005,179
   Traditional & Universal Life
      Products                         6,833,436          7,030,213
   Credit Insurance Products &
      Administrative Services            135,868            129,782
   Corporate & Other                     827,307            973,190
                                     $30,444,045        $29,138,364

Pre-Tax Income from Operations:
   Preneed & Burial Products         $ 1,657,377        $ 1,206,070
   Traditional & Universal Life
      Products                           397,856            366,490
   Credit Insurance Products &
      Administrative Services            (44,154)           (61,484)
   Corporate & Other                      16,874            226,439
                                     $ 2,027,953        $ 1,737,515


NOTE E - Federal Income Taxes: Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTE F _ Comprehensive Income:    The components of comprehensive income (loss),
net of related tax, are as follows:
                                             Three Months Ended
                                     June 30, 1999      June 30, 1998

Net income                           $   485,500        $   519,217
Net unrealized gains (losses) on
   available-for-sale securities      (2,546,786)           680,233
Comprehensive income (loss)          $(2,061,286)       $ 1,199,450


                                               Six Months Ended
                                     June 30, 1999      June 30, 1998

Net income                           $   994,979        $   929,190
Net unrealized gains (losses) on
   available-for-sale securities      (4,692,298)           895,998
Comprehensive income (loss)          $(3,697,319)       $ 1,825,188


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Kentucky Investors, Inc. (the "Company") is incorporated under the laws of the Commonwealth of Kentucky and is the holder of the majority interest in Investors Heritage Life Insurance Company ("Investors Heritage") which is a life insurance company also incorporated under the laws of the Commonwealth of Kentucky. In addition, the Company wholly owns Investors Heritage Financial Services Group, Inc. ("FSG"), an insurance marketing company that was formed in 1994, and Investors Heritage Printing, Inc. ("IHP"), a printing company that provides printing to the Insurance Company and other unaffiliated parties.

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

While the Company continues to expand the operations of FSG and IHP, less than 1% of the Company's total operations were generated by those subsidiaries. As expected, more than 10% of FSG's revenues during the second quarter of 1999 were derived from the sale of the Investors Heritage's credit insurance products.
The Company received a dividend of $117,000 during the second quarter from FSG and anticipates further dividends to be paid by FSG during the third and fourth quarters in 1999. The Company anticipates a small dividend to be declared and paid by IHP during 1999.

The Company's primary uses of cash are operating expenses and dividend payments, and the Company's principal source of cash is the dividend paid to it by Investors Heritage. Therefore, the remainder of the discussion will deal with the financial condition and results of operations of Investors Heritage.


Investments, Liquidity and Capital Resources

Premiums, which include mortality and expense charges, and investment income are Investors Heritage's primary sources of cash flow used to meet short-term and long-term cash requirements.

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

Investors Heritage has maintained a sound, conservative investment strategy. At June 30, 1999, 86.9% of invested assets consisted of fixed income public bonds compared to 86.4% at December 31, 1998. Fixed income assets are managed by Charter Oak Capital Management, Inc., an independent portfolio manager.

Additionally, Investors Heritage also engages in commercial and residential mortgage lending with approximately 92% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At June 30, 1999, 6.8% of invested assets consisted of mortgage loans compared to 7.2% at December 31, 1998. $1,848,000 of the decrease is due to the early pay-off of several mortgage loans as a result of the sale or refinancing of the property. New mortgage loans made the first six months of 1999 totaled $1,070,000. Management anticipates funding several new mortgage loan investments during the remainder of 1999 to maintain a similar or slightly higher percentage of mortgage loans to total invested assets.

Investors Heritage's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At June 30, 1999 Investors Heritage's fixed income investments were 100% investment grade as rated by Standard & Poor's, unchanged from December 31, 1998. None of Investors Heritage's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

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


Results of Operations

Total premium income (net of reinsurance) increased 6.3% when compared to the second quarter of 1998 and increased 3.8% for the first six months of 1999 when compared to the same period in 1998. (For further explanation, see "Business Segments" below). Net investment income for the second quarter 1999 compared to the second quarter of 1998 increased 9.2% and increased 8.5% for the first six months of 1999 over the first six months of 1998. This is due primarily to the increase in the asset base of Investors Heritage. Overall Revenue for the second quarter of 1999 increased 5.5% when compared to the second quarter of 1998 and for the first six months of 1999 increased 4.3% when compared to the same period in 1998.

Total Benefits and Expenses were 5.5% higher in the second quarter of 1999 when compared to the same quarter of 1998 and 3.6% higher for the first six months of 1999 when compared to the same period in 1998. The primary reasons for this increase are (1) increased sales of Preneed and Burial Products combined with a change in the commission structure which generates higher first year commissions, and (2)higher than projected claims for the first four months of 1999. These claims have been analyzed revealing no particular anti-selection. Claims improved from previous levels during May and June, 1999.


Business Segments

Management internally evaluates the performance of Investors Heritage operations by the following business segments:

Preneed & Burial Products includes both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were 7.8% higher for the first six months of 1999 when compared to the same period of 1998. The increase is due to increased sales of the Company's Legacy 2000 Series of Preneed and Burial Products used in the pre-arranged funeral and final expense markets and the Net Investment Income
associated with those products.   Pre-Tax Income from Operations during the
first six months 1999 was 37.4% higher than the comparable period for 1998 due primarily to higher than anticipated sales of non-single premium Legacy 2000 Series products combined with the new commission structure on those products. The Company plans to continue its expansion of territory and recruitment of agents in the Preneed and Burial insurance market.

Traditional & Universal Life Products include traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were 2.8% lower for the first six months of 1999 when compared to the first six months of 1998. Pre-Tax Income from Operations for the first six months of 1999 was 8.6% higher than the comparable period for 1998 primarily due to significantly lower claims in universal life products.

Credit Insurance Products & Administrative Services include the marketing and administration of credit life and credit accident & health insurance products. Revenues were 4.7% higher and Pre-tax income has improved 28.2% for the first six months of 1999 when compared to the first six months of 1998 primarily due to the reduction in the run-off of a closed block of credit business combined with increased service fees on new credit business. All of the related underwriting risk currently produced is being reinsured 100% with highly-rated life insurance companies.

Corporate & Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, investments in affiliates and other minor business lines which include group annuities and group and individual accident and health products. Revenues were 22.1% lower for the first six months of 1999 when compared to the same period of 1998. Pre-Tax Income was 114.95% lower for the first six months of 1999 when compared to the first six months of 1998. The decreases in Revenues and Pre-Tax Income are primarily due to realized capital losses during the second quarter of 1999 and the continued run-off of a closed block of group accident and health insurance and claims associated with that block.


Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 28% at June 30, 1999 compared to 21% for June 30, 1998. The increase in the effective tax rate is due primarily to the reduced benefit of the small life insurance company deduction resulting from an increase in net income.


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

Investors Heritage and the Company recognized the Year 2000 Issue in 1988 and began working on a solution at that time. The Company relies on Investors Heritage's systems and Investors Heritage's expertise to provide Year 2000
compliance.   The Investors Heritage Information Systems Department has worked diligently to make modifications to existing software so that the Year 2000 Issue will not pose significant operational problems for its computer systems. As of year end 1995, Investors Heritage's systems were in full compliance with all Year 2000 Issue requirements and it is anticipated that there will be no exposure to contingencies related to the Year 2000 Issue for the products it has sold. The cost to implement system changes related to the Year 2000 issue has been nominal.

Although Investors Heritage does not anticipate any major interruption of business activities, that will be dependent, in part, upon the activities of third parties. Management has initiated formal communications with all of its significant reinsurers, vendors, and financial institutions and has been advised that all are either in full compliance or anticipated being in full compliance prior to June 30, 1999, with the exception of the utility that supplies power to Investors Heritage and the Company which anticipates having critical systems Year 2000 ready by September 30, 1999. Even though Investors Heritage has assessed and continues to assess third party issues, it has no direct ability to influence the compliance actions of such parties. Accordingly, there can be no guarantee that the systems of other companies on which Investors Heritage relies will be Year 2000 compliant, leading to an adverse effect on future operating results of Investors Heritage and the Company.


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

                          PART II _ OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any legal proceedings. From time to time Investors Heritage is involved in litigation relating claims arising out of its operations in the normal course of business. As of August 9, 1999, Investors Heritage is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on Investors Heritage's or the Company's financial condition or results of operations.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders


(a) The annual meeting of the stockholders was held May 13, 1999 at 11:00 a.m. the purpose of the meeting was to elect directors.

(b) Three (3) directors were elected to hold office for a term of three (3) years or until their successors are duly elected and qualified.

The following individuals were elected for a term of three (3) years and the number of votes cast was as follows:

Gordon Duke _ Number of Votes Cast FOR _ 738,573; WITHHELD - 390
Robert M. Hardy, Jr. _ Number of Votes Cast FOR _ 738,373; WITHHELD - 590 Harry Lee Waterfield II _ Number of Votes Cast FOR _ 738,403; WITHHELD - 560

The other directors whose terms will continue after the meeting are:

H. Glenn Doran
Jerry F. Howell
Dr. Jerry F. Howell, Jr.
David Reed
Helen S. Wagner

ITEM  5.  Other Information.

None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Definitive Proxy Statements and Annual Reviews were filed with the Securities and Exchange Commission.

(b) There were no reports filed on Form 8-K during the quarter ended June 30, 1999.

(c)   Exhibit 27 - Financial Data Schedule.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


KENTUCKY INVESTORS, INC.

/s/
BY:  HARRY LEE WATERFIELD II
PRESIDENT
DATE:  August 13, 1999

/s/
BY:  JIMMY R. MCIVER
TREASURER
DATE:  August 13, 1999