Form 10-K405
period 1999-12-31
KENTUCKY INVESTORS INC
filed 2000-03-29
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended December 31, 1999
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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant $16,802,645.87 as of December 31, 1999.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                     Class
                              Common Capital Stock

                        Outstanding at December 31, 1999
                                  1,148,592.16

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 1999 (Form 10-K, Items 1, 5a, 6, 7 and 8)
(2) Portions of the Proxy Statement dated April 13, 2000, for the Annual Meeting of Stockholders to be held May 11, 2000 (Form 10-K, Items 10, 11, 12 and 13.)


                                     PART I

Item 1.  Business

(a)  General
      (a) The business of Kentucky Investors, Inc. ("Kentucky Investors") is the holder of 100% of the outstanding common stock of a life insurance company, a printing company and an insurance marketing company. Effective December 31, 1999, the Company acquired 100% of the outstanding common stock of Investors Heritage Life Insurance Company ("Investors Heritage" or the "Insurance Subsidiary") pursuant to a share exchange agreement between the Company and Investors Heritage. Prior to the share exchange the Company owned 74% of the outstanding common stock of Investors Heritage. The Share Exchange did not have the effect of changing control of Investors Heritage since Kentucky Investors owned 74% of the outstanding common stock of Investors Heritage prior to the effective date of the transaction.

      Discussions regarding the possible reorganization of Kentucky Investors and Investors Heritage began during the first quarter of 1999. During the second quarter 1999, the Board of Directors of Kentucky Investors and Investors Heritage were advised that preliminary discussions were ongoing with regard to a possible reorganization. The Board of Directors of each company authorized management to continue to explore the feasibility of a reorganization with primary emphasis on a tax-free reorganization.

      In July 1999, the Board of Directors of Kentucky Investors and Investors Heritage authorized the chairman of each company to appoint a special committee to independently review the feasibility of a reorganization whereby Kentucky Investors would exchange its common stock for Investors Heritage common stock, to negotiate the terms and conditions of any reorganization and to make recommendations to their respective boards.

      The Investors Heritage special committee was comprised of four of its board members. The Kentucky Investors special committee was comprised of three of its board members. While several members of the committee of each company also serve on the Board of Directors of the other company, independence was maintained in the review of the proposed share exchange by requiring each member of the special committee to abstain from voting on the transaction during the meeting of the Board of Directors of the company for which they did not serve on the special committee.

      The special committee of Investors Heritage engaged the Robinson-Humphrey Company, LLC to provide financial advice and a fairness opinion with regard to the share exchange. Kentucky Investors special committee engaged in a review of the proposed share exchange with the assistance of independent counsel. In August 1999, the special committees of each company recommended for approval to their respective boards an exchange ratio of 1.24 to 1 whereby Investors Heritage stockholders would receive 1.24 shares of Kentucky Investors common stock for each share of Investors Heritage common stock. On August 18, 1999 representatives of Robinson-Humphrey were present at the Investors Heritage board meeting to provide financial advise and to render a fairness opinion, from a financial point of view, regarding the share exchange ratio to the Investors
Heritage board.   The Board of Directors of each company approved the
recommended share exchange ratio on August 18, 1999.

      After the evaluation, the special committees and the Board of Directors of each company unanimously approved the share exchange agreement. In reaching their respective conclusions to approve the share exchange agreement, the Kentucky Investors special committee and the Kentucky Investors Board considered a number of factors including, but not limited to, the following:

a. Information regarding the financial condition, results of operations, competitive position, business and prospects of Investors Heritage and Kentucky Investors, both on a historical and future basis and on a stand-alone and combined basis, including an improvement in earnings that will inure to the benefit of Kentucky Investors stockholders after the share exchange;

b. The terms of the share exchange agreement, including the partys' representations, warranties and covenants and the conditions of their obligations;

c. The relative trading prices and volumes as well as prospects for future growth and value of Kentucky Investors common stock and Investors Heritage common stock;

d. The relative and intrinsic values of Investors Heritage common stock and Kentucky Investors common stock and the implied premium which the exchange ratio represents thereto;

e. The combined financial condition of Kentucky Investors and Investors Heritage following the share exchange;

f. The structure of the share exchange, which permits Investors Heritage stockholders to exchange their Investors Heritage common stock for Kentucky Investors common stock on a tax-free basis;

g.    The share exchange will be delutive to book value and dividends.

      The Kentucky Investors Special Committee and the Kentucky Investors Board of Directors determined the potential benefits of the share exchange would include, but not be limited to, the following:

a. A single common, publicly traded entity with a consolidated stockholder base;

b.    Enhancement of Kentucky Investors' capital structure;

c. Simplification of Investors Heritage's and Kentucky Investors' financially reporting structures;

d.    The creation of economies of scale thereby reducing administrative costs;
and

e. Increasing opportunities for growth through mergers and acquisitions; including the possible use of Kentucky Investors equity securities in those transactions.

      The definitive share exchange agreement was executed by the officers of Kentucky Investors and Investors Heritage on September 24, 1999. In accordance with Kentucky law, the share exchange agreement was only required to be approved by the stockholders which occurred on November 18, 1999. The transaction was also approved by the Kentucky Department of Insurance on December 22, 1999. The share exchange became effective at the close of business on December 31, 1999.

      The acquisition of the remaining 26% of the Investors Heritage common stock from its minority stockholders was accounted for as a purchase. (Please see the President's Letter to stockholders and Note B to the Kentucky Investors' Consolidated Financial Statements for additional information regarding the share exchange).

     The corporate management structure of Investors Heritage and Kentucky Investors did not change as a result of the share exchange. Investors Heritage continues to be an authorized Kentucky life domestic insurance company and will continue to operate as it has in the past. There have been no changes in the officers or directors of either Investors Heritage or Kentucky Investors on or since the date of the share exchange.

      Kentucky Investors, Inc. owns 100% of Investors Heritage, Investors Heritage Printing, Inc. ("Heritage Printing") and Investors Heritage Financial Services Group, Inc. ("Financial Services Group"). Heritage Printing and Financial Services Group are collectively hereinafter referred to as the "Non-insurance Subsidiaries". Investors Heritage, Heritage Printing and Financial Services Group are collectively hereinafter referred to as the "Subsidiaries". Kentucky Investors and its subsidiaries are collectively hereinafter referred to as the "Company".

      The home office of the Company is located at 200 Capital Avenue, Frankfort, Kentucky 40601. The telephone number is (502) 223-2361. Investors Heritage owns 96% of Investors Underwriters, Inc., an investment holding company. While the Non-insurance Subsidiaries continue to expand, less than 1% of the Company's total operations were generated by the Non-insurance Subsidiaries for the year ended December 31, 1999. The Non-insurance Subsidiaries' total assets and stockholder equity comprised less than 1% in the aggregate of the Company's reported total assets and stockholder equity as of December 31, 1999.

      Financial Services Group, a wholly-owned insurance and financial service marketing company continues to market a variety of products to financial institutions for a number of other unaffiliated companies as well as Investors Heritage. As anticipated more than 10% of Financial Service Group's revenues during 1999 were derived from the sale of Investors Heritage's Credit Insurance products.

Investors Heritage

      The business segments of the Insurance Subsidiary are identified and discussed on Schedule III, Supplementary Insurance Information and on pages 41-43 of the Annual Report to Stockholders for the year ended December 31, 1999 and are incorporated herein by reference. The Insurance Subsidiary offers a portfolio of the standard forms of participating, non-participating, whole life, limited pay, endowments, split-funding, interest-sensitive whole life, guaranteed issue whole life, universal life, term and group life are offered by Investors Heritage. In addition, Investors Heritage writes credit life and credit accident and health insurance (collectively "Credit Insurance") on a group basis.

      Ordinary Life. Ordinary life sales are under the direct supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have several district managers under their supervision. As a result of Investors Heritage's growth in the preneed area, agency relationships have also been entered into directly with the funeral home owner. Management anticipates this trend to continue and, depending on the size of the funeral home and state law, preneed counselors will also become part of the agency force. Investors Heritage also sells business through general agents or brokers who may represent one or more companies.

      Approximately 39% of total insurance in force is Ordinary life.

      As stated above, the Ordinary life sales are built around a standard portfolio of life insurance policies with some of the contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies.

      Some of the participating policies provide for payment of guaranteed annual endowments of fixed amounts beginning at the end of the second policy year and continuing through the premium paying period. These policies also have an annual guaranteed benefit. As of December 31, 1999, 7% of the total ordinary insurance in force was comprised of participating policies and of the 7%, approximately 5% was comprised of participating policies with some guaranteed benefit.

      Another block of participating policies provides for payment of a dividend which will purchase additional insurance equal to 5% of the previous year's total death benefit, including any additional insurance purchased in prior years. The dividend is not guaranteed. As of December 31, 1999, 2% of the total ordinary insurance in force was comprised of participating policies with non-guaranteed benefits.

      Non-participating life insurance policies represented 93% of the total ordinary insurance in force.

      Investors Heritage also issues two non-participating interest-sensitive single premium whole life policies based on simplified underwriting. These policies provide for payment of the full face amount at the death of the insured and for increasing death benefits on a non-guaranteed basis.

      Investors Heritage provides products designed for the prearranged funeral market. These products are single premium and modal premium non-participating whole life policies. Single premium policies are sold on a guaranteed issue basis and modal premium policies are fully underwritten. Both single and modal premium policies provide for non- guaranteed increasing death benefits and have a maximum face amount of $25,000.

      During 1997 Investors Heritage introduced group life products designed for the prearranged funeral market. Some of these products provide for the payment of the full face amount at the death of the insured and some provide graded death benefits during the first year. All of the products provide for increasing death benefits on a non-guaranteed basis.

      During 1998 Investors Heritage introduced a new generation of both individual and group life products designed for the prearranged funeral market. These products differ from the 1997 products by offering simplified underwriting for the multi-pay policies and shorter reduced benefit policies. These new products, called the "Legacy 2000 Series" were implemented throughout the last two quarters of 1998 and have been well received in the market.

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

      Financial Services Group initiated discussions with unaffiliated companies regarding a transaction where the Credit Insurance business would be written by Investors Heritage and all of the risk insured would be immediately reinsured to the unaffiliated company. In addition to receiving a retention fee, Investors Heritage also receives a fee for administration and claims processing services. In addition, Financial Services Group is able to generate revenues in the form of commissions from the sale of Investors Heritage's Credit Insurance products.

      It has not been necessary for Investors Heritage to add any employees to assist in the administration of this business. No additional amounts were expended in order to put Investors Heritage's administrative and claims processing capabilities to use. Employees will be added only when warranted.

      Initially, Investors Heritage entered into a reinsurance agreement with The Connecticut General Life Insurance Company, Bloomfield, Connecticut ("Connecticut General") under the terms of which Investors Heritage cedes to Connecticut General 100% of the risk on all Credit Insurance policies sold by Investors Heritage. All Credit business was reinsured with Connecticut General from January 1, 1996 until December 31, 1998 when Connecticut General exited the market as a reinsurer of Credit Insurance products. Therefore, during the 4th Quarter 1998, Investors Heritage and Financial Services Group negotiated new reinsurance agreements with Munich American Reassurance Company, Atlanta, Georgia ("Munich") and Reliastar Life Insurance Company, Minneapolis, Minnesota ("Reliaster") whereby effective January 1, 1998 Investors Heritage has and continues to reinsure 100% of the risk on all Credit Insurance policies to Munich and Reliastar. Approximately 23% of the total life insurance in force is Credit Insurance, all of which was written directly by Investors Heritage.

      It was and continues to be management's belief that the number of Credit Insurance providers in the Commonwealth of Kentucky remain low as a result of two Kentucky domestic insurers exiting the Credit Insurance market. Management believed there would be opportunities to administer Credit Insurance business in Kentucky for non-domestic insurers that are expected to replace exiting insurers. Investors Heritage has entered into a reinsurance agreement with three unaffiliated companies, Life Investors Insurance Company of America ("Life Investors"), Bankers Life Insurance Company ("Bankers Life") and American United Life Insurance Company ("AUL"). Pursuant to those agreements, the Company's Credit Insurance products sold by Life Investors', Bankers Life's and AUL's agents will be reinsured to Life Investors, Bankers Life and AUL, respectively. Investors Heritage and Financial Services Group will be paid a retention fee and
a marketing fee for services provided.   Investors Heritage has continued to
seek contracts to operate as an administrator for other companies which sell Credit Insurance.

      Financial Services Group will continue to call on banks, finance companies and selected automobile dealerships to market the Credit Insurance products for Investors Heritage. As anticipated, more than 10% of Financial Service Group's revenues for 1999 were derived from the sale of Investors Heritage's Credit Insurance products. Investors Heritage anticipates 2000 Credit Insurance gross written premiums to exceed $20 million.

      In addition to selling Credit Insurance, some Investors Heritage bank agents obtain an ordinary life license enabling them to sell mortgage insurance that might be required in excess of the statutory credit life limitation enacted by each state where our Credit Insurance products are sold. The mortgage insurance sales operations will continue to be conducted through Financial Services Group.

      Group Life. Group life accounts for the remaining 38% of in-force business. Investors Heritage participates in the Federal Employee Group Life Insurance (FEGLI) Program, which is administered by Metropolitan Life Insurance Company and in the Servicemen's Group Life Insurance (SEGLI) program which is administered by Prudential Insurance Company of America. As of year end 1999 the total amount of insurance in force from the FEGLI program was $377,382,000 and from the SEGLI program was $577,588,000.

      During 1997, Investors Heritage converted to group insurance products in the preneed market in a majority of states. The Legacy 2000 Series introduced during 1998 is also a group product in many states. Therefore, group life premiums and in-force business increased significantly while individual premiums and in-force business decreased commensurately. Group life premiums during 1999 were $16,787,000 as compared to $12,976,000 in 1998 which is an increase of 29%.

      Principal Markets. The principal markets for Investors Heritage's products are in the Commonwealths of Kentucky and Virginia, and the States of North Carolina, South Carolina, Georgia, Ohio, Indiana, Florida, Tennessee, Illinois, Kansas, West Virginia and Texas. Investors Heritage has licensed ordinary agents and regional managers throughout these states and credit life agents in over 327 banks and automobile dealerships.

      Investors Heritage is also licensed in sixteen other states: Alabama, Arkansas, Mississippi, and Louisiana in the South and Southeast; Colorado, Missouri, New Mexico, North Dakota, South Dakota, Oklahoma, Montana, Nebraska, Arizona and Utah in the West; and Michigan in the North. The business in these states is written mostly through general agents. During 2000 Investors Heritage anticipates expanding its preneed operation into several of these states, specifically, Mississippi, Michigan, Louisiana and Alabama.

      Risk.   In many cases Investors Heritage requires evidence of insurability before issuing individual life policies including, in some cases, a medical examination or a statement by an attending physician. Home office underwriters review the evidence of insurability required and approve the issuance of the policy in accordance with the application if the risk is acceptable. Some applicants who are substandard risks are rejected, but many are offered policies with higher premiums, restricted coverages or reduced benefits during the first two policy years. The majority of the single premium business is written through the prearranged funeral market without evidence of insurability, relying on safeguards such as product design, limits on the amount of coverage, and premiums which recognize the resultant higher level of claims.

      Risk is integral to insurance but, as is customary in the insurance business, Investors Heritage obtains reinsurance with respect to amounts in excess of its retention limits. The maximum limit of retention by Investors Heritage on its standard contract for any one life is $100,000 plus the amount of the return of premium benefits, if any. The maximum is reduced for sub-
standard classes of risk.   The maximum retention on Credit Life is also
$100,000 per life. Excess coverages are reinsured externally to unaffiliated reinsurers. As of December 31, 1999, approximately $739,675,000, or 27% of total life insurance in force was reinsured with non-affiliated well established insurance companies. Investors Heritage would become liable for the reinsured risks if the reinsurers could not meet their obligations. Investors Heritage has not experienced a reinsurer default under any of the reinsurance agreements to which Investors Heritage is a party. Further, Investors Heritage has no knowledge of and does not anticipate any material default in any existing reinsurance obligation.

      Investors Heritage is party to reinsurance and coinsurance agreements with
eighteen non-affiliated companies.    The reinsurers for Investors Heritage and
amounts of insurance in force that are reinsured are as follows:

Company                       Reinsurance Amount     Percent of Total

Connecticut General Life
    Insurance Co.             $191,619,000           25.90%
Crown Life Insurance Co.           842,000             .10%
The Lincoln National Life
    Insurance Co.               85,485,000           11.55%
Bankers Life Insurance Co.     140,130,000           18.93%
American United Life Ins. Co.   19,872,000            2.69%
Lancaster Life Insurance Co.     3,940,000             .50%
Business Men's Assurance Co.     5,923,000             .80%
Swiss Re America                 1,100,000             .20%
Munich American Reinsurance
    Co.                        135,411,000           18.30%
Life Investors Ins. Co.
    of America                   3,831,000             .50%
Reliastar Life Ins. Co.        150,350,000           20.33%
Other Companies (7)              1,172,000             .20%
                              ------------          -------
TOTAL                         $739,675,000          100.00%
                              ============          =======

      From 1995 through 1998, Investors Heritage reinsured all of the risk on the Credit Insurance policies sold by its agents to Connecticut General; however, the reinsurance agreement was terminated effective December 31, 1998 with respect to new issues. Connecticut General will not accept the risk on any new policies issued after December 31, 1998; however, Connecticut General will continue to provide reinsurance on all Credit Insurance policies sold between January 1, 1996 and December 31, 1998. From 1999 to the present Investors Heritage has reinsured all of the risk on the Credit Insurance products sold by its agents to Munich and Reliastar. As explained above, some of these risks will also be reinsured to Life Investors, Bankers Life and AUL.

      Regulation of Insurance. The business of Investors Heritage is subject to regulation and supervision by the insurance regulatory authority of each state in which Investors Heritage is licensed to do business. Such regulators grant licenses to transact business; regulate trade practices; approve policy forms; license agents; approve certain premium rates; establish minimum reserve and loss ratio requirements; review form and content of required financial statements; prescribe types and amounts of investments permitted; and assure that capital, surplus and solvency requirements are met. Insurance companies can also be required under the solvency or guaranty laws of most states in which they do business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. They are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time. Under the rules of the National Association of Insurance Commissioners (the "NAIC"), a self-regulatory organization of state insurance commissioners, insurance companies are examined periodically by one or more of the regulatory authorities.

      Domiciled in the Commonwealth of Kentucky, Investors Heritage is licensed by the Kentucky Department of Insurance and is subject to its examination and regulations. The triennial audit was completed during 1998 for the three years ending December 31, 1998. The Examination Report contains no specific recommendations and no material adjustments were made to the statutory financial statements.

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

      "Company Action Level:" This level of review is triggered if an insurer's Adjusted Capital is less than 200 percent of its RBC. The insurer is required to submit a plan to the appropriate regulatory authority that discusses proposed corrective action. Investors Heritage 's Adjusted Capital is more than 2.7 times the required amount.

      "Regulatory Action Level": This level of review is triggered if an insurer's Adjusted Capital is less than 150% of its RBC. The regulatory authority formally requires the insurer to submit an RBC plan, and performs a special examination of the insurer and issues an order specifying corrective actions. Investors Heritage 's Adjusted Capital is more than 3.6 times the required amount.

      "Authorized Control Level": This level of review is triggered if an insurer's Adjusted Capital is less than 100% of its RBC. The regulatory authority is authorized to take whatever action it deems necessary. Investors Heritage 's Adjusted Capital is more than 5.4 times the required amount.

      "Mandatory Control Level": This level of review is triggered if an insurer's Adjusted Capital falls below 70% of its RBC. The regulatory authority is required to place the insurer under its control. Investors Heritage's Adjusted Capital is more than 7.7 times the amount required.

      Since the Adjusted Capital levels of Investors Heritage currently exceed all of the regulatory action levels as defined by the NAIC's Model Act, the Model Act currently has no negative impact on the Company's operations or financial condition.

      Competition. The life insurance business is highly competitive. With the introduction of universal life and other interest sensitive products in recent years, competition with other financial institutions has increased. The industry includes both stock and mutual companies, including some of the largest financial institutions in the United States. While Investors Heritage is responsive to the current economic environment, the life insurance market is relatively volatile, and Investors Heritage's operating results may vary with those conditions.

      Investors Heritage differentiates itself through its marketing techniques, product features, customer service and reputation. Investors Heritage maintains its competitive position by its focus on areas which have historically proven profitable. Those areas include single premium pre-need products, modal premium final expense products, traditional whole life products, mortgage protection products and level term products. Investors Heritage 's competitive position is maintained by its ability to provide quality customer service throughout the distribution system. Other competitive strengths include Investors Heritage 's asset/liability management system, a quality investment portfolio which provides liquidity and Investors Heritage's non-leveraged financial position.

      The business of Investors Heritage is not seasonal.

      Dividend income from the Insurance Subsidiary for 1999 amounted to $510,866.

      Other Subsidiaries. Heritage Printing does job printing for Investors Heritage as well as numerous unaffiliated sources. This includes the printing of the application forms and other office forms required by Investors Heritage.

      While the income from Heritage Printing is not a significant factor in the Company's overall business, a number of significant changes were made during 1994 and the Company experienced continued growth and improved profitability during the last three years. However, revenues from Heritage Printing continued to be less than one percent of the Company's total revenue for 1999.

      As anticipated the formation and operation of Financial Services Group generated additional revenue to the Company. Although this additional revenue is not a significant factor in the Company's overall business, Financial Services Group continues to experience growth in its operations with revenues of $542,000 in 1999 compared to $456,000 in 1998. Even considering this growth, revenues from Financial Services Group will continue to account for less than one percent of the Company's total revenue for 1999. See Schedule II.

      Dividend income from the Other Subsidiaries for 1999 amounted to approximately $362,490.

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

(b) Material Changes and Developments

      During 1999, the Company entered into a Share Exchange Agreement with the Insurance Subsidiary whereby the Company acquired 100% of the outstanding common stock of Investors Heritage. Investors Heritage's minority shareholders received
1.24 shares of the Company's common stock in exchange for each share of Investors Heritage common stock. The share exchange was effective December 31, 1999 and was approved by the Board of Directors of the Company and Investors Heritage, the shareholders of Investors Heritage and the Kentucky Department of Insurance. For additional information regarding the share exchange please see
Item 1.(a) Business, General of this form 10-K, Management's Discussion and Analysis and Note B to the Consolidated Financial Statements on pages 9-22 and page 34, respectively, of the Annual Report to Stockholders for the year ended December 31, 1999. While changes in the life insurance business can be dramatic, new product development and innovative sales methods must be ongoing to meet the current economic times. Investors Heritage, however, believes that growth from increased sales is directly related to the constant attention paid to revising and selling the products developed by Investors Heritage. Except for the share exchange, there were no material changes in the company's holdings during 1999.

      Ordinary Production. Investors Heritage is working diligently to increase ordinary product sales. The largest increase in this area has been the final expense and prearranged funeral sales. Final expense sales include the sale of lower face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. Prearranged funeral sales includes the sale of modal premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract.

      Since 1993 Investors Heritage has continued to expand its marketing capability in this area. As a result, Investors Heritage steadily increased sales of preneed products. During 1997 Investors Heritage continued to increase its marketing operations and to expand into new states, including but not limited to, Tennessee, Indiana, Illinois, Kansas, South Carolina and Georgia and experienced growth in premium production of approximately 11% in the prearranged funeral market during 1998 over 1997, $23,413,000 compared to $21,104,000.

      During 1999, the Company focused on increasing its market share in existing states and expanding into some new areas, including Arkansas. Even though single premium growth was anticipated to be 12-15%, when combining ordinary life, group life and individual annuities, actual growth was 12%. Single premium production for these lines of business was $26,202,000 for 1999 compared to $23,413,000 for 1998 and Investors Heritage anticipates continued growth in this segment of approximately 10% during 2000.

      Credit Insurance. Investors Heritage has marketed and sold Credit Insurance since 1966. Since 1996 Financial Services Group has marketed
Investors Heritage's Credit Insurance products and will continue to do so in 2000. All of the risk on all Credit Insurance policies sold by Investors Heritage has been and will continue to be reinsured with larger, highly rated companies. Currently Investors Heritage has reinsurance agreements with Munich and Reliastar. For the last several years Financial Services Group was marketing products for several unaffiliated companies to financial institutions. However, during 1999 Financial Services Group focused solely on the Credit Insurance and mortgage protection products sold by Investors Heritage and management anticipates this trend to continue during 2000.

      Management anticipates steady growth in this segment during 2000 due to Financial Services Group's efforts.

      Actual growth in 1999 over 1998 was approximately 7%. Premium production in this area increased $225,087, from $2,637,738 in 1998 to $2,862,825 in 1999.
Management anticipates an increase of approximately 5% during 2000.

      Forward Looking Information. The Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

      Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable factors and
developments.   Some of these may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments, industry consolidation and the effects of competition in the insurance business from other insurance companies and other financial institutions operation in the Company's market area and elsewhere. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. The Company cautions that such factors are not exclusive. The Company disclaims any obligation to update forward-looking information.

      Employees. The Registrant does not have any employees. The Company's officers perform various functions described in item 9(a) above; however, they are not paid a salary by the Company for performing such functions. The number of persons employed by Investors Heritage is 108. The number of active independent contractual agents of Investors Heritage is 2,241. Management of Investors Heritage considers its relationship with the employees and agents to be satisfactory.

Item 2.  Properties

      The physical property of the Company consists of the home office building and grounds, owned in fee, at 200 Capital Avenue, Frankfort, Kentucky. Adjacent to the home office, the Company owns additional property on Second Street and on Shelby Street in Frankfort, Kentucky. One building is used for Agency and Company meetings; one building is a print shop used by Heritage Printing, one building is used for supplies and additional storage; and one building is leased to a commercial tenant.

Item 3.  Legal Proceedings

      There are no legal proceedings to which Kentucky Investors is a party. There are no legal proceedings to which Investors Heritage is a party that are material to the overall financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.


                                    PART II
Item 5.  Market for the Registrant's Common Stock and Related Security Matters

      (a) The information relative to the market value of the Company's stock appears on the inside back cover in the Annual Report to the Stockholders for the year ended December 31, 1999, and is incorporated herein by reference.

      (b)  Approximate Number of Equity Security Holders

                (A)                           (B)
                                          Number of Holders
            Title of Class               of Record 12-31-99
             Common Stock                      4,896

      (c)  Dividends

      Kentucky Investors, Inc., paid dividends totaling $439,945 to stockholders in 1999 representing a $.38 per share. The 2000 cash dividend to be paid April 7, 2000, to stockholders of record March 24, 2000 is $.38 per share.

Item 6.  Selected Financial Data

      Selected financial data for the past five years appears on page 25 in the Annual Report to the Stockholders for the year ended December 31, 1999, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's Discussion and Analysis of financial condition and results of operations appears on pages 9-22 in the Annual Report to the Stockholders for the year ended December 31, 1999, and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The financial statements and notes appear on pages 26-29 in the Annual Report to Stockholders for the year ended December 31, 1999 and are incorporated herein by reference. See Part IV, Item 14.

Item 9.  Disagreements on Accounting and Financial Disclosure

      None.


                                PART III


Item 10. Directors and Executive Officers of the Registrant

      (a)     The Executive officers and directors of the Company are:

Name, Position & Year                        Family
Became Officer/Director            Age       Relationship

Harry Lee Waterfield II            56
Chairman of the Board,
President/1963

Jimmy R. McIver                    48
Treasurer/1988

Nancy W. Walton                    60        Sister of
First Vice                                   Harry Lee
President/1988                               Waterfield II

Robert M. Hardy, Jr.               42        Nephew of
Director, Vice President                     Harry Lee
and General                                  Waterfield II
Counsel/1988

Howard L. Graham                   65
Vice President
Corporate Services
1989

Wilma Yeary                        68
Secretary/1989

Jane S. Jackson                    45
Asst. Secretary
1989

Helen S. Wagner                    63
Director/1986

Gordon Duke                        54
Director/1991

H. Glenn Doran                     74
Director/1963

Jerry F. Howell                    86
Director/1963

Jerry F. Howell, Jr.               58        Son of Jerry
Director/1983                                F. Howell

David W. Reed                      46
Director/1982

      (b) Each of the Directors has occupied the position indicated for a period of more than five years. Information regarding the business experience of the Directors who are not officers of the Company is shown on pages 2 and 3 of the Proxy Statement of the Annual Meeting of Shareholders to be held on May 11, 2000, and is incorporated herein by reference.

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

Item 11.  Executive Compensation and Transactions

      Information regarding compensation of executive officers and transactions with executive officers and directors is not restated in this Annual Report because the response to this item is shown on pages 4 and 5 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2000 and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

      Security ownership by Officers, Directors, and management, is not restated in this Form 10-K because the response to this item is shown on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2000, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      Certain relationships and related transactions are shown on page 7 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2000, under the heading "Certain Relationships and Related Transactions" and are incorporated herein by reference.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)1. Financial Statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 1999 (pages 26-29) filed as Exhibit 1:

      Consolidated Balance Sheets -- December 31, 1999 and 1998

      For each of the three years in the period ended December 31, 1999:

      Consolidated Statements of Income

      Consolidated Statements of Stockholders' Equity

      Consolidated Statements of Cash Flows

      Notes to Consolidated Financial Statements

      (a)2.  Consolidated Financial Statement Schedules

      Schedule II -- Condensed Financial Information of Registrant

      Schedule III -- Supplementary Insurance Information

      Schedule IV -- Reinsurance

      All other schedules have been omitted as not applicable, not required, or the required information has been included in the financial statements, notes thereto, or are incorporated herein by reference to the Annual Report on Form 10-K of Investors Heritage Life Insurance Company for the year ended December 31, 1999.

      (a)3.  Listing of Exhibits

      Exhibit 1 - Annual Report to the Stockholders for the year ended December 31, 1999.*

      Exhibit 3.1 - Articles of Incorporation of the Company, as amended.

      Exhibit 3.2 - By-Laws of the Company, as amended. (Incorporated by reference as Exhibit 3.2 of the Company's Annual Report on Form 10-K/A-1 for the year ended December 31, 1994.)

      Exhibit 11 -  Statements re Computation of Per Share Earnings.**

      Exhibit 23 - Consent of Independent Auditors.

      Exhibit 27 - Financial Data Schedule.

      *The material included in this Report shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that this registrant specifically incorporates it in its Annual Report on this Form 10-K by reference.

      **Exhibit 11 is not restated in this Form 10-K because the information required is contained in Note A to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on page 33 of the Annual Report to the Stockholders for the year ended December 31, 1999, and is incorporated herein by reference.

      (b)  Reports on Form 8-K.
      A filing of Form 8-K was made on January 18, 2000 regarding the share exchange between the company and Investors Heritage.

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

                        KENTUCKY INVESTORS, INC.

March 16, 2000          /s/
   DATE                 BY:  Harry Lee Waterfield II
                        ITS: Chairman of the Board and President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/
Harry Lee Waterfield II
Chairman of the Board
and President
March 16, 2000

/s/
Robert M. Hardy, Jr.
Vice President and
General Counsel and Director
March 16, 2000

/s/
Jimmy R. McIver
Treasurer
March 16, 2000

/s/
Howard L. Graham
Vice-President
Corporate Services
March 16, 2000

/s/
Jerry F. Howell
Director
March  16, 2000

/s/
Gordon Duke
Director
March 16, 2000

/s/
Helen S. Wagner
Director
March 16, 2000

H. Glenn Doran
Director
March 16, 2000

David W. Reed
Director
March 16, 2000

/s/
Jerry F. Howell, Jr.
Director
March 16, 2000


                            REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Kentucky Investors, Inc.

      We have audited the consolidated financial statements of Kentucky Investors, Inc. and subsidiaries listed in the accompanying Index to financial statements (Item 14(a)). Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kentucky Investors, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting printiples generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                      /s/
                                                      Ernst & Young LLP
Louisville, Kentucky
March 22, 2000


                                   EXHIBIT 23

                         CONSENT OF INDEPENDENT AUDITORS

      We consent to the incorporation by reference in the Registration Statement (Form S-8 NO. 33-46722-01) pertaining to the Kentucky Investors, Inc. and Affiliated Companies 401(k) Savings Plan and Trust Agreement and in the related prospectus of our report dated March 6, 2000 with respect to the consolidated financial statements and schedules of Kentucky Investors, Inc. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1999.

                                                      /s/
                                                      Ernst & Young LLP

Louisville, Kentucky
March 23, 2000



                            KENTUCKY INVESTORS, INC.
       SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN
                                RELATED PARTIES
                               DECEMBER 31, 1999



                                                             AMOUNT AT
                                                             WHICH
                                              MARKET         SHOWN IN THE
TYPE OF INVESTMENT         COST               VALUE          BALANCE SHEET

Fixed maturity securities
available-for-sale:

Bonds:
 United States and government
 agencies and authorities  $  29,645,625      $  29,283,090   $ 29,283,090

 States and political          1,990,263          1,979,760      1,979,760
 subdivisions

 Foreign                      19,542,937         18,988,410     18,988,410

 Mortgage-backed
 securities                   40,823,916         40,055,166     40,055,166

 Corporate                   106,934,011        104,688,055    104,688,055

Redeemable preferred stock        11,344             15,025         15,025
                            ------------       ------------    -----------
 Total                     $ 198,948,096       $195,009,506   $195,009,506
                           =============       ============   ============
 Equity securities,
 available for sale:


 Common stocks:
   Banks, trusts &
   insurance companies     $     795,418       $  2,045,275   $  2,045,275

   Industrial, misc.
   and all other                 318,284            282,077        282,077

Nonredeemable preferred
   stocks                         36,690             36,512         36,512
                           -------------       ------------   ------------
 Total                     $   1,150,392       $  2,363,864   $  2,363,864
                           =============       ============   ============

 Total securities
   available for sale:     $ 200,098,488       $197,373,370   $197,373,370
                           =============       ============   ============
 Mortgage loans
   on real
   estate                     17,795,599           XXXXXXXX     17,795,599

 Policy loans                  7,379,349           XXXXXXXX      7,379,349

Other long term
 investments                     528,850           XXXXXXXX        528,850

Short-term
 investments                   1,037,081           XXXXXXXX      1,037,081
                            ------------        -----------    -----------

Total investments          $ 226,839,367           XXXXXXXX   $224,114,249
                           =============        ===========   ============



      SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            KENTUCKY INVESTORS, INC.
                            CONDENSED BALANCE SHEET
               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997

                                    1999       1998        1997
                                   ------     ------      ------

Assets
  Cash and Cash
      Equivalents             $     22,756  $    52,484  $     36,866
  Investment in
      Subsidiary                31,293,921   34,106,966    29,878,589
  Other Assets                     156,949      180,487       291,583
                              ------------  -----------   -----------
                              $ 31,473,626  $34,339,937   $30,207,038
                              ============  ===========   ===========
Liabilities:
  Notes Payable
      to Subsidiary           $    293,277  $   431,035   $   538,794
  Other
      Liabilities                  134,548       48,753        50,398
  Taxes Payable                     16,926    1,635,414     1,531,026

  Stockholders'
      Equity
  Common Stock                   1,154,880      848,116       836,895
  Paid in Capital                8,499,592    3,442,248     3,384,061
  Unrealized
      Appreciation
      (depreciation)
      of available-
      for-sale
      securities of
      Subsidiary                (2,313,784)    6,392,746     4,043,101
  Retained
      Earnings                  23,688,187    21,541,625    19,822,763
                               -----------   -----------    ----------
Total Stock-
  holders'
  Equity                        31,028,875   $32,224,735   $28,086,820
                               -----------   -----------   -----------
                               $31,473,626   $34,339,937   $30,207,038
                               ===========   ===========   ===========



          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (CONTINUED)
                            KENTUCKY INVESTORS, INC.
                         CONDENSED STATEMENTS OF INCOME
               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997

                                    1999       1998        1997
                                   ------     ------      ------

Income

  From printing
      services to:
      Affiliated
         companies            $   336,687  $   302,051 $   361,013
      Others                      197,127      140,797     116,328

  Realized Gain/Loss
      on Investments              (56,639)       3,700          64
  Other services
      to subsidiary               315,110      203,146     190,478
  Dividends from
      subsidiary                  510,866      505,679     505,636
  Interest and
      other income                339,557      301,712     228,880
                              -----------   ----------  ----------
                               $1,642,708   $1,457,085  $1,402,399

Operating
  Expenses                     $  723,102      628,637     649,917
                               ----------    ----------  ----------
  Operating
      income before
      equity in
      undistributed
      earnings of
      subsidiary               $  919,606   $  828,448  $  752,482

  Equity in
      undistributed
      earnings of
      subsidiary for
      the year                 $1,652,766   $1,395,689  $  960,070
                               ----------   ----------  ----------

  Income before
      provision for
      income taxes             $2,572,372   $2,224,137  $1,712,552
                               ----------   ----------  ----------
  Provision for
      Income Taxes
      Current                  $  193,116   $  144,000  $  118,000
      Deferred                        -0-      105,000      72,000
                               ----------   ----------  ----------
                               $  193,116   $  249,000  $  190,000
                               ----------   ----------  ----------
Net Income                     $2,379,256   $1,975,137  $1,522,552
                               ==========   ==========  ==========
Earnings Per
  Share                        $     2.79   $     2.34  $     1.84
                               ==========   ==========  ==========



          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (CONTINUED)
                            KENTUCKY INVESTORS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997

                                    1999       1998        1997
                                   -----      ------      ------

NET CASH
  PROVIDED
  BY OPERATING
  ACTIVITIES                  $(4,456,914) $   592,177 $   548,483
                              -----------  ----------- -----------

FINANCING
  ACTIVITIES
  Decrease in
      Notes
      Payable                 $  (137,758) $  (107,759)$ (107,760)
  Dividends                      (439,945)    (440,800)  (440,800)
  Acquisition of Treasury Stock  ( 67,252)     (28,000)       -0-
  Purchase of Minority
     Interest of Affiliate
     Stock                      5,072,141          -0-        -0-
                              -----------   ----------  ----------

CASH USED BY
  FINANCING
  ACTIVITIES                  $ 4,427,186  $  (576,559) $(548,560)
                              -----------  ------------ ----------
INCREASE
  (DECREASE)
  IN CASH                     $  ( 29,728) $    15,618  $     (77)

Cash and Cash
  Equivalents
  at beginning
  of year                     $    52,484  $    36,866  $  36,943
                              -----------  -----------  ---------
CASH AND CASH
  EQUIVALENTS
  AT END OF
  YEAR                        $    22,756  $    52,484  $  36,866
                              ===========   ==========  =========



                            KENTUCKY INVESTORS, INC.
                                  SCHEDULE III
                      SUPPLEMENTARY INSURANCE INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                    SEGMENT


                                         Credit
                            Traditional  Insurance
                Preneed     Universal    Products       Corporate
                Burial      Life         and Admn.      and
                Products    Products     Svcs.          Other    Total

                $           $            $          $           $


Deferred
Policy
Acquisi-
tion
Costs           15,891,977   7,420,654      21,107       7,324    23,341,062


Future
Policy
Benefits,
Losses,
Claims &
Loss
Expenses       152,100,065  66,368,953   1,998,285   5,982,098   226,449,401

Unearned
Premium             -0-          5,499  24,120,945      37,250    24,163,694

Other
Policy
Claims &
Benefits
Payable            474,792   2,422,926     924,369      20,913     3,843,000

Premiums
Revenue         37,392,540   9,161,460     (79,949)    433,591    46,907,642


Net
Invest-
ment
Income
(1) and
(3)              9,754,620   4,409,948       6,971     733,150    14,904,689

Benefits
claims,
Losses &
Settle-
ment
Expenses        16,776,625   7,189,434      69,813     301,600    24,337,472

Amorti-
zation
Deferred
Acquisi-
tion
Costs            4,229,690   2,047,929      32,469      25,722     6,335,810

Other
Operating
Expenses(2)      4,438,510   1,706,856     339,320      574,281    7,058,967

(1) Net investment income is allocated in proportion to policy liabilities and stockholders' equity for the subsidiary and to the corporate segment for the parent.
(2) Other operating expenses are assigned directly to the applicable segment for the subsidiary and to the corporate segment for the parent.
(3)  Includes realized investment gains or losses.





                            KENTUCKY INVESTORS, INC.
                                  SCHEDULE III
                      SUPPLEMENTARY INSURANCE INFORMATION
                                  (Continued)
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                    SEGMENT


                                         Credit
                            Traditional  Insurance
                Preneed     Universal    Products       Corporate
                Burial      Life         and Admn.      and
                Products    Products     Svcs.          Other    Total



                $           $            $          $           $

Deferred
Policy
Acquisi-
tion
Costs           17,664,830   9,527,323      60,932       35,599     27,288,684


Future
Policy
Benefits,
Losses,
Claims &
Loss
Expenses       135,613,387  65,678,058   1,196,524    4,627,756    207,115,725

Unearned
Premium             -0-          7,350  19,977,443       84,772     20,069,565

Other
Policy
Claims &
Benefits
Payable            981,859   2,059,406     850,512       33,141      3,924,918

Premiums
Revenue         32,526,605   9,794,706     (59,503)     376,481     42,638,289

Net
Invest-
ment
Income
(1) and
(3)              8,789,198   4,350,287      22,021    1,131,905     14,293,411

Benefits
claims,
Losses &
Settle-
ment
Expenses        14,321,904   7,043,726     252,253      575,980     22,193,863

Amorti-
zation
Deferred
Acquisi-
tion
Costs            4,075,724   2,218,217     148,869      108,646      6,551,456

Other
Operating
Expenses(2)      3,948,727   1,634,446     340,510       628,367     6,552,050

(1) Net investment income is allocated in proportion to policy liabilities and stockholders' equity for the subsidiary and to the corporate segment for the parent.
(2) Other operating expenses are assigned directly to the applicable segment for the subsidiary and to the corporate segment for the parent.
(3)  Includes realized investment gains or losses.



                            KENTUCKY INVESTORS, INC.
                                  SCHEDULE III
                      SUPPLEMENTARY INSURANCE INFORMATION
                                  (Continued)
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                    SEGMENT

                                         Credit
                            Traditional  Insurance
                Preneed     Universal    Products   Corporate
                Burial      Life         and Admn.  and
                Products    Products     Svcs.      Other        Total

                $           $            $          $           $


Deferred
Policy
Acquisi-
tion
Costs            17,078,621  9,792,976      209,801     144,245     27,225,643


Future
Policy
Benefits,
Losses,
Claims &
Loss
Expenses        120,481,988 63,969,966      561,596   4,384,521    189,398,071

Unearned
Premium              -0-         5,038   14,178,873     276,499     14,460,410

Other
Policy
Claims &
Benefits
Payable           1,458,480  2,084,336      577,344      54,480      4,174,640

Premiums
Revenue          29,273,251  9,709,932     (212,347)    358,270     39,129,106

Net
Invest-
ment
Income
(1) and
(3)               7,715,589   4,240,325      66,550     916,064     12,938,528

Benefits
claims,
Losses &
Settle-
ment
Expenses         11,516,357   8,374,616     517,942     388,670     20,797,585

Amorti-
zation
Deferred
Acquisi-
tion
Costs             4,478,570   1,955,172     459,646     239,803      7,133,191

Other
Operating
Expenses(2)       3,515,637   1,428,058     205,787     670,307      5,819,789

(1) Net investment income is allocated in proportion to policy liabilities and stockholders' equity for the subsidiary and to the corporate segment for the parent.
(2) Other operating expenses are assigned directly to the applicable segment for the subsidiary and to the corporate segment for the parent.
(3)  Includes realized investment gains or losses.



                            KENTUCKY INVESTORS, INC.
                           SCHEDULE IV - REINSURANCE
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                    Accident
                  Life              Premium,        and
                  Insurance         Life            Health      TOTAL
                  In Force          Insurance       Insurance   PREMIUMS

                  $                   $             $            $

Gross Amount      1,801,019,951       56,774,745    7,294,395    64,069,140

Ceded to
other
Companies           739,675,414       12,575,026    7,204,051    19,779,077

Assumed
from other
Companies           954,909,463        2,616,778          801     2,617,579

Net Amount        2,016,254,000       46,816,497       91,145    46,907,642

Percentage
of Amount
Assumed to
Net                      47%              6%           1%            6%



                            KENTUCKY INVESTORS, INC.
                           SCHEDULE IV - REINSURANCE
                                  (Continued)
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                    Accident
                  Life              Premium,        and
                  Insurance         Life            Health      TOTAL
                  In Force          Insurance       Insurance   PREMIUMS

                  $                   $             $            $

Gross Amount      1,692,257,000       51,242,511    6,732,327    57,974,838

Ceded to
other
Companies           660,886,585       11,510,247    6,612,882    18,123,129

Assumed
from other
Companies         1,092,914,600        2,824,135      (37,555)    2,786,580

Net Amount        2,124,285,015       42,556,399       81,890    42,638,289

Percentage
of Amount
Assumed to
Net                      51%              7%           -46%           7%



                            KENTUCKY INVESTORS, INC.
                           SCHEDULE IV - REINSURANCE
                                  (Continued)
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                    Accident
                  Life              Premium,        and
                  Insurance         Life            Health      TOTAL
                  In Force          Insurance       Insurance   PREMIUMS

                  $                  $              $            $

Gross Amount      1,510,628,000      45,578,663     5,163,744    50,742,407

Ceded to
other
Companies           483,042,626       9,364,359     5,103,594    14,467,953

Assumed
from other
Companies         1,170,162,394       2,973,930      (119,278)    2,854,652

Net Amount        2,197,747,768      39,188,234       (59,128)   39,129,106

Percentage
of Amount
Assumed to
Net                      53%              8%            202%         7%