Form 10-Q
period 2000-03-31
KENTUCKY INVESTORS INC
filed 2000-05-10
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-Q
                                QUARTERLY REPORT

       Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                             FOR THREE MONTHS ENDED

                                 March 31, 2000

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

          Securities registered pursuant to Section 13(g) of the Act:

                 Common Capital Stock par value $1.00 per share
                                (Title of Class)

       Number of outstanding shares as of March 31, 2000  -  1,143,007.16

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

ITEM 1. The following consolidated statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("GAAP"). In management's opinion, all adjustments and certain reclassifications necessary for a fair statement of financial position at March 31, 2000 and December 31, 1999 and the results of operations for the three months ended March 31, 2000 and 1999 have been made.

                            KENTUCKY INVESTORS, INC.

                     Condensed Consolidated Balance Sheets

                                             (Unaudited)
                                          March 31, 2000    December 31, 1999

Assets
   Investments
     Fixed maturities available-for-sale at
     fair value (amortized cost:
     2000-$199,874,770; 1999-
     $198,948,096)                           $196,769,668   $195,009,506
     Mortgage loans on real estate             20,009,169     17,795,599
     Other investments                         11,525,691     11,309,144

          Total investments                  $228,304,528   $224,114,249

   Cash and cash equivalents                    3,167,861      2,428,652
   Due and deferred premiums                    4,343,343      4,440,484
   Deferred acquisition costs                  23,587,293     23,341,062
   Other assets                                 8,238,485      8,250,136
   Amounts recoverable from reinsurers         28,739,906     28,640,627

                                             $296,381,416   $291,215,210

Liabilities and Stockholders' Equity

   Liabilities
       Policy liabilities
          Benefit reserves                   $229,672,905   $226,449,401
     Unearned premium reserves                 23,929,875     24,163,694
     Other policyholders' funds                 3,961,040      3,843,000

          Total policy liabilities           $257,563,820   $254,456,095
     Other liabilities                          7,026,420      5,730,240

          Total liabilities                  $264,590,240   $260,186,335

Stockholders' Equity
   Common stock (shares issued:
     2000-1,143,007; 1999-1,154,880)         $  1,143,007   $  1,154,880
   Paid-in surplus                              8,361,405      8,499,592
   Accumulated other comprehensive loss        (1,410,336)    (2,313,784)
   Retained earnings                           23,697,100     23,688,187

          Total stockholders' equity         $ 31,791,176   $ 31,028,875

                                             $296,381,416   $291,215,210


                            See accompanying notes.




                            KENTUCKY INVESTORS, INC.

              Condensed Consolidated Income Statements (Unaudited)

                                            Three Months Ended March 31
                                                 2000           1999

REVENUES

     Premiums and other considerations       $12,072,877    $10,871,846
     Investment income, net of expenses        4,094,961      3,670,850
     Realized gain on investments, net           103,816         17,111
     Other income                                219,779        204,235

          Total revenues                     $16,491,433    $14,764,042

BENEFITS AND EXPENSES

     Death and other policyholder
          benefits                           $ 7,585,810    $ 5,998,699
     Guaranteed annual endowments                189,953        197,834
     Dividends to policyholders                  172,212        174,582
     Increase in benefit reserves and
          unearned premiums                    4,111,432      4,480,493
     Amortization of deferred
          acquisition costs, net                (341,774)      (624,681)
     Commissions                               1,566,929      1,425,359
     Other insurance expenses                  2,296,209      2,097,965

          Total benefits and expenses        $15,580,771    $13,750,251

Income from operations before Federal
     income tax and minority interest
     in net income of subsidiary             $   910,662    $ 1,013,791

Provision for income taxes:
     Current                                 $    86,970    $    50,993
     Deferred                                    222,696        269,399

                                             $   309,666    $   320,392

Income from operations before
     minority interest in net income
     of subsidiary                           $   600,996    $   693,399

Minority interest in net income
     of subsidiary                           $         0    $   183,920

Net Income                                   $   600,996    $   509,479

Earnings per share                           $      0.52    $      0.60

Dividends per share                          $      0.38    $      0.38


                            See accompanying notes.




                            KENTUCKY INVESTORS, INC.

           Condensed Consolidated Statements of Cash Flow (Unaudited)

                                            Three Months Ended March 31
                                                 2000           1999


Net cash provided by operating activities    $  5,424,644   $  5,739,822

Investing activities
     Securities available-for-sale:
          Purchases                          $ (4,964,008)  $ (9,030,419)
          Sales and maturities                  4,016,347      5,281,318
     Other investments:
          Cost of acquisition                  (3,012,734)       (68,593)
          Sales and maturities                    873,121      1,405,253
     Other investing activities                   (52,994)       (99,345)

Net cash used by investing activities        $ (3,140,268)  $ (2,511,786)

Financing Activities
     Receipts from universal life policies
          credited to policyholder
          account balances                   $  1,182,192   $  1,066,762
     Return of policyholder account
          balances on universal
          life policies                        (2,129,839)    (2,065,513)
     Other financing activities                  (597,520)      (355,923)

Net cash used by financing activities        $ (1,545,167)   $(1,345,674)

Increase in cash and cash equivalents        $    739,209    $ 1,873,362

Cash and cash equivalents at beginning
     of period                                  2,428,652      2,514,371

Cash and cash equivalents at end of period   $  3,167,861    $ 4,387,733


                            See accompanying notes.




                            KENTUCKY INVESTORS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                  (Unaudited)

NOTE A - Nature of Operations: Kentucky Investors, Inc. (Kentucky Investors) is the holding company of Investors Heritage Life Insurance Company (Investors Heritage), Investors Heritage Printing, Inc., a printing company and Investors Heritage Financial Services Group, Inc., an insurance marketing company. These entities are collectively hereinafter referred to as the "Company". The operations of Kentucky Investors are principally that of its life insurance company, Investors Heritage. The operations of the non-insurance subsidiaries of Kentucky Investors account for less than 1% of the Company's total operations.

The Company's operations involve the sale and administration of various insurance and annuity products, including, but not limited to, participating, non-participating, whole life, limited pay, universal life, annuity contracts, credit life, credit accident and health and group insurance policies. The principal markets for the Company's products are in the Commonwealths of Kentucky and Virginia, and the states of North Carolina, South Carolina, Ohio, Indiana, Florida, Tennessee, Illinois, Georgia, West Virginia, Arizona and Texas.

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE C - Earnings per Share: Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The number of shares used in this computation for the Company is 1,147,139 and 847,534 for March 31, 2000 and 1999, respectively.

NOTE D - Segment Data: The Company operates in four segments as shown in the following table. All segments include both individual and group insurance. Identifiable revenues and expenses are assigned directly to the applicable segment. Net investment income is generally allocated to the insurance and the corporate segments in proportion to policy liabilities and stockholders' equity, respectively. Corporate segment results for the parent company, Investors Heritage Printing, Inc. and Investors Heritage Financial Services Group, after elimination of intercompany amounts, are presented.

                                            Three Months Ended
                                         March 31, 2000  March 31, 1999

Revenues:
   Preneed & Burial Products              $12,405,238     $10,787,302
   Traditional & Universal Life Products    3,348,604       3,390,179
   Credit Insurance Products &
      Administrative Services                 169,890          77,472
   Corporate & Other                          567,701         509,089

                                          $16,491,433     $14,764,042

Pre-Tax Income from Operations:
   Preneed & Burial Products              $   378,325     $   697,581
   Traditional & Universal Life Products      154,436         167,325
   Credit Insurance Products &
      Administrative Services                  85,352         (10,886)
   Corporate & Other                          292,549         159,771

                                          $   910,662     $ 1,013,791


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

NOTE F - Comprehensive Income:    The components of comprehensive income (loss),
net of related tax, are as follows:
                                               Three Months Ended
                                         March 31, 2000   March 31, 1999

Net income                                $   600,996     $    509,479
Net unrealized gains (losses) on
available-for-
   sale securities                            903,448       (2,145,512)
Comprehensive income (loss)               $ 1,504,444     $ (1,636,033)


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

Kentucky Investors, Inc. (the "Company") is incorporated under the laws of the Commonwealth of Kentucky and wholly owns Investors Heritage Life Insurance Company ("Investors Heritage"), a life insurance company also incorporated under the laws of the Commonwealth of Kentucky, Investors Heritage Financial Services Group, Inc. ("FSG"), an insurance marketing company which was formed in 1994, and Investors Heritage Printing, Inc. ("IHP"), a printing company that provides printing to Investors Heritage and other unaffiliated parties.

Effective December 31, 1999, the Company and Investors Heritage completed a statutory share exchange ("Share Exchange") whereby the Company acquired 100% of the outstanding shares of common stock of Investors Heritage. The Share Exchange did not have the effect of changing control of Investors Heritage since the Company owned 74% of the outstanding common stock of Investors Heritage prior to the effective date of the transaction.

The corporate management structure of Investors Heritage and the Company did not change as a result of the Share Exchange. Investors Heritage continues to be an authorized Kentucky domestic life insurance company and will continue to operate as it has in the past. There have been no changes in the officers or directors of either Investors Heritage or the Company on or since the date of the Share Exchange.

The acquisition of the remaining 26% of the outstanding common stock of Investors Heritage from its minority stockholders was accounted for as a purchase and the Investors Heritage results of operations are included in the consolidated financial statements subsequent to the date of acquisition. The Share Exchange was a tax free exchange and, accordingly, the deferred tax liability of the Company was offset against the purchase price.

The net purchase price for the minority stockholders' interest in Investors Heritage was approximately $5,200,000 (including costs associated with the acquisition of approximately $324,000 and reduction of the deferred tax liability of approximately $1,833,000).

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

While the Company continues to expand the operations of FSG and IHP, less than 1% of the Company's total operations were generated by those subsidiaries. As expected, more than 10% of FSG's revenues during the first quarter 2000 were derived from the sale of the Investors Heritage's credit insurance products. The Company anticipates a dividend to be paid by FSG during the second, third and fourth quarters in 2000. The Company anticipates a small dividend to be declared and paid by IHP during 2000.

The Company's primary uses of cash are operating expenses and dividend payments, and the Company's principal sources of cash are the dividends paid to it by Investors Heritage, FSG and IHP. Investors Heritage's principal sources of cash are from the sale of life insurance policies and investment income, including realized gains (losses), less benefits to policyholders and expenses.
Therefore, the remainder of the discussion will deal with the financial condition and results of operations of Investors Heritage.


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

Management is not aware of any commitments or unusual events that could materially affect capital resources. Neither the Company nor Investors Heritage has any long-term debt. The Company has a $150,000 line-of-credit note with a bank, of which $83,000 is outstanding at March 31, 2000. However, the Company and Investors Heritage will continue to explore various opportunities including corporate reorganizations, acquisitions and purchasing blocks of business from other companies, which may dictate a need for either long-term or short-term debt.

Investors Heritage has maintained a sound, conservative investment strategy. At March 31, 2000, 86.2% of invested assets consisted of fixed income public bonds compared to 86.9% at December 31, 1999. Fixed income assets are managed by Charter Oak Capital Management, Inc., an independent portfolio manager.

Additionally, Investors Heritage also engages in commercial and residential mortgage lending with approximately 91% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At March 31, 2000, 8.8% of invested assets consisted of mortgage loans compared to 7.9% at December 31, 1999. Management anticipates funding several new mortgage loan investments during the remainder of 2000 to maintain a similar or slightly higher percentage of mortgage loans to total invested assets.

Investors Heritage's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At March 31, 2000, Investors Heritage's fixed income investments were 100% investment grade as rated by Standard & Poor's, unchanged from December 31, 1999. None of Investors Heritage's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

Investors Heritage's principal long-term obligations are fixed contractual obligations incurred in the sale of its life insurance products. The premiums charged for these products are based on conservative and actuarially sound assumptions as to mortality, persistency and interest. Investors Heritage believes these assumptions will produce revenues sufficient to meet its future contractual benefit obligations and operating expenses, and provide an adequate profit margin.


Results of Operations

Total premium income (net of reinsurance) increased 11.0% when compared to the first quarter of 1999 due to a significant increase in pre-need sales during March. Net investment income for the first quarter 2000 compared to the first quarter of 1999 increased 11.6% primarily due to the increase in Investors Heritage's asset base. Overall Revenue for the first quarter 2000 increased 11.7% when compared to the first quarter of 1999.

Total Benefits and Expenses were 13.3% higher in the first quarter of 2000 when compared to the same quarter of 1999 primarily due to higher than expected claims. After providing for federal income taxes, the Company's Net Income was $600,996 with Earnings per share of $0.52 for the first three months of 2000 as compared to Net Income of $509,479 and Earnings per share of $0.60 for the same period in 1999. During the first quarter 2000 the Company's Board of Directors declared a dividend of $0.38 per share to be paid April 7, 2000, to shareholders of record on March 24, 2000.


Business Segments

Management internally evaluates the performance of Investors Heritage operations by the following business segments:

Preneed & Burial Products includes both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were 15.0% higher for the first quarter of 2000 when compared to the same period of 1999. The increase is due to a significant increase in sales during March from the Investors Heritage's Legacy 2000 Series of Preneed and Burial Products used in the preneed funeral and final expense markets. Pre-Tax Income from Operations for the first quarter 2000 was 45.8% lower than the comparable period for 1999 due primarily to higher than anticipated claims which were approximately 40% higher than the first quarter of 1999. Investors Heritage plans to continue its expansion of territory and recruitment of agents in the Preneed and Burial insurance market.

Traditional & Universal Life Products includes traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were 1.2% lower for the first quarter of 2000 when compared to the first quarter of 1999. Pre-Tax Income from Operations for the first quarter 2000 was 7.7% lower than the comparable period for 1999. Revenues for the first quarter 2000 were slightly lower than projected. Pre-Tax Income from Operations for the first quarter 2000 was lower than projected, primarily due to higher than projected claims.

Credit Insurance Products & Administrative Services includes the marketing and administration of credit life and credit accident & health insurance products.

Revenues were 119.3% higher and Pre-Tax Income from Operations has significantly improved for the first quarter of 2000 when compared to the first quarter of 1999 primarily due to the reduction in the run-off of a closed block of credit business combined with a higher than expected reinsurance refund received during the first quarter of 2000. All of the related underwriting risk currently produced is being reinsured 100% with highly-rated life companies.

Corporate & Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. Revenues were 11.5% higher and Pre-Tax Income from Operations was 83.1% higher for the first quarter of 2000 when compared to the first quarter of 1999. The increases are primarily due to realized gains from the sale of investments and policy reserves released due to the reinsuring of a closed block of individual accident and health business, both of which occurred in the first quarter of 2000.


Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 34% at March 31, 2000 compared to 31.6% for March 31, 1999. The increase in the effective tax rate is due primarily to the reduced benefit of the small life insurance company deduction resulting from an increase in net income.


Impact of Year 2000

On January 1, 2000, the Company did not experience any significant Year 2000 related problems. Further, the Company does not anticipate any interruptions of business in the future due to Year 2000 Issues; however, there can be no guarantee that the systems of other companies on which the Company relies will continue to perform in a manner compliant with Year 2000 systems requirements. Non-performance of third parties could lead to an adverse effect on future operating results of the Company.


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


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any legal proceedings. From time to time Investors Heritage is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 9, 2000, Investors Heritage is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on Investors Heritage's or the Company's financial condition or results of operations.


Item 2.  Changes in Securities

None


Item 3.  Defaults Upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits.

   Exhibit 27 - Financial Data Schedule.

b) Reports on Form 8-K

   No reports on Form 8-K were filed for the quarter ended March 31, 2000.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.

/s/
BY:  HARRY LEE WATERFIELD II
PRESIDENT
DATE:  May 10, 2000


/s/
BY:  JIMMY R. MCIVER
TREASURER
DATE:  May 10, 2000