Form 10-Q
period 2000-06-30
KENTUCKY INVESTORS INC
filed 2000-08-14
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-Q
                                QUARTERLY REPORT

       Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                         FOR THE QUARTERLY PERIOD ENDED

                                 June 30, 2000

                        Commission File Number:  0-1999

                            KENTUCKY INVESTORS, INC.
             (Exact name of registrant as specified in its charter)

                                    KENTUCKY
         (State or other jurisdiction of incorporation or organization)

                                   61-6030333
                      (IRS Employer Identification Number)

     200 Capital Avenue, P. O. Box 717, Frankfort, Kentucky        40602
       (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code - (502) 223-2361


          Securities registered pursuant to section 13(g) of the Act:

                 Common Capital Stock par value $1.00 per share
                                (Title of class)

       Number of outstanding shares as of June 30, 2000  -  1,149,502.72

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

ITEM 1. FINANCIAL STATEMENTS. The following consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("GAAP"). In management's opinion, all adjustments and certain reclassifications necessary for a fair statement of financial position at June 30, 2000 and December 31, 1999 and the results of operations for the six months ended June 30, 2000 and 1999 have been made.

                            KENTUCKY INVESTORS, INC.

                     Condensed Consolidated Balance Sheets

                                           (Unaudited)

                                         June 30, 2000     December 31, 1999

Assets
   Investments
     Fixed maturities available-for-sale at
     fair value (amortized cost:
     2000-$203,135,611; 1999-
     $198,948,096)                      $198,773,688        $195,009,506
     Mortgage loans on real estate        20,517,422          17,795,599
     Other investments                    11,364,285          11,309,144

          Total investments             $230,655,395        $224,114,249

   Cash and cash equivalents               2,986,789           2,428,652
   Due and deferred premiums               4,706,125           4,440,484
   Deferred acquisition costs             23,996,109          23,341,062
   Present value of future profits           600,437                   0
   Other assets                           14,777,446           8,250,136
   Amounts recoverable from reinsurers    69,581,477          28,640,627

                                        $347,303,778        $291,215,210

Liabilities and Stockholders' Equity

   Liabilities
       Policy liabilities
          Benefit reserves              $281,497,065        $226,449,401
     Unearned premium reserves            24,295,920          24,163,694
     Other policyholders' funds            3,981,787           3,843,000

          Total policy liabilities      $309,774,772        $254,456,095
     Other liabilities                     6,491,745           5,730,240

          Total liabilities             $316,266,517        $260,186,335

Stockholders' Equity
   Common stock (shares issued:
     2000-1,149,503; 1999-1,154,880)    $  1,149,503        $  1,154,880
   Paid-in surplus                         8,341,998           8,499,592
   Accumulated other comprehensive loss   (2,826,196)         (2,313,784)
   Retained earnings                      24,371,956          23,688,187

          Total stockholders' equity    $ 31,037,261        $ 31,028,875

                                        $347,303,778        $291,215,210


                            See accompanying notes.


                            KENTUCKY INVESTORS, INC.

              Condensed Consolidated Income Statements (Unaudited)

                                         Three Months Ended June 30
                                          2000                1999

REVENUES

     Premiums and other considerations  $11,893,188         $11,803,041
     Investment income, net of expenses   4,164,074           3,775,070
     Realized gain (loss) on investments,
        net                                 (36,448)           (166,183)
     Other income                           296,882             268,075

          Total revenues                $16,317,696         $15,680,003

BENEFITS AND EXPENSES

     Death and other policyholder
          benefits                      $ 6,359,302         $ 5,765,252
     Guaranteed annual endowments           219,170             228,242
     Dividends to policyholders             205,075             202,851
     Increase in benefit reserves and
          unearned premiums               5,158,076           4,766,079
     Amortization of deferred
          acquisition costs, net           (265,235)           (247,950)
     Commissions                          1,522,265           1,612,521
     Other insurance expenses             2,351,079           2,338,846

          Total benefits and expenses   $15,549,732         $14,665,841

Income from operations before Federal
     income tax and minority interest
     in net income of subsidiary        $   767,964         $ 1,014,162

Provision for income taxes:
     Current                            $    59,882         $    72,234
     Deferred                               172,482             272,765

                                        $   232,364         $   344,999
Income from operations before
     minority interest in net income
     of subsidiary                      $   535,600         $   669,163

Minority interest in net income
     of subsidiary                      $         0         $   183,663

Net Income                              $   535,600         $   485,500

Earnings per share                      $      0.47         $      0.57

Dividends per share                     $      0.00         $      0.00






                            See accompanying notes.



                            KENTUCKY INVESTORS, INC.

              Condensed Consolidated Income Statements (Unaudited)

                                          Six Months Ended June 30
                                          2000                1999

REVENUES

     Premiums and other considerations  $23,966,065         $22,674,887
     Investment income, net of expenses   8,259,035           7,445,920
     Realized gain (loss) on investments,
        net                                  67,368            (149,072)
     Other income                           516,661             472,310

          Total revenues                $32,809,129         $30,444,045

BENEFITS AND EXPENSES

     Death and other policyholder
          benefits                      $13,945,112         $11,763,951
     Guaranteed annual endowments           409,123             426,076
     Dividends to policyholders             377,287             377,433
     Increase in benefit reserves and
          unearned premiums               9,269,508           9,246,572
     Amortization of deferred
          acquisition costs, net           (607,009)           (872,631)
     Commissions                          3,089,194           3,037,880
     Other insurance expenses             4,647,288           4,436,811

          Total benefits and expenses   $31,130,503         $28,416,092

Income from operations before Federal
     income tax and minority interest
     in net income of subsidiary        $ 1,678,626         $ 2,027,953

Provision for income taxes:
     Current                            $   146,852         $   123,227
     Deferred                               395,178             542,164

                                        $   542,030         $   665,391

Income from operations before
     minority interest in net income
     of subsidiary                      $ 1,136,596         $ 1,362,562

Minority interest in net income
     of subsidiary                      $         0         $   367,583

Net Income                              $ 1,136,596         $   994,979

Earnings per share                      $      0.99         $      1.17

Dividends per share                     $      0.38         $      0.38



                            See accompanying notes.




                            KENTUCKY INVESTORS, INC.

           Condensed Consolidated Statements of Cash Flow (Unaudited)


                                             Six Months Ended June 30
                                               2000           1999


Net cash provided by operating activities    $ 10,413,176   $ 10,697,789

Investing activities
     Securities available-for-sale:
          Purchases                          $(13,061,078)  $(22,954,206)
          Sales and maturities                  8,784,202     13,694,758
     Other investments:
          Cost of acquisition                  (3,762,167)    (1,101,415)
          Sales and maturities                  1,173,071      2,479,099
     Net purchase of Franklin American
          Life Insurance Company                 (661,717)             0
     Other investing activities                   (96,416)      (131,127)

Net cash used by investing activities        $ (7,624,105)  $ (8,012,891)

Financing Activities
     Receipts from universal life policies
          credited to policyholder
          account balances                   $  2,300,391   $  1,964,605
     Return of policyholder account
          balances on universal
          life policies                        (4,060,151)    (3,578,409)

     Other financing activities                  (471,174)      (267,187)

Net cash used by financing activities        $ (2,230,934)   $(1,880,991)

Increase in cash and cash equivalents        $    558,137    $   803,907

Cash and cash equivalents at beginning
     of period                                  2,428,652      2,514,371

Cash and cash equivalents at end of period   $  2,986,789    $ 3,318,278





                            See accompanying notes.




                            KENTUCKY INVESTORS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)

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

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current period presentations.

NOTE C - Acquisition: Effective April 1, 2000, Investors Heritage assumed the qualified policy obligations of Franklin American Life Insurance Company (Franklin American) through an assumption reinsurance agreement with the liquidator of Franklin American, the National Organization of Life and Health Guaranty Associations (NOLGHA) and participating life and health insurance guaranty associations. The gross acquisition price was approximately $4,410,000, subject to adjustments to be determined within 180 days from the effective date of the transaction. The difference between the fair values of assets received and liabilities assumed was recorded as the present value of future profits (PVFP), representing the actuarially determined present value of anticipated profits to be realized from the business, using a risk-adjusted discount rate.

In conjunction with the assumption reinsurance agreement, Investors Heritage entered into a coinsurance agreement with Scottish Annuity & Life Insurance Company (Cayman) Ltd. (Scottish) whereby Investors Heritage ceded 85% of the assumed policy obligations from Franklin American. Pursuant to this arrangement, Investors Heritage eliminated the portion of PVFP associated with the ceded business. Benefit reserves ceded to Scottish and included in the amounts recoverable from reinsurers equaled $40,450,625 at June 30, 2000. An escrow account has been established by Scottish to secure Investors Heritage's ceded benefit obligations.

NOTE D - Earnings per Share: Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The number of shares used in this computation for the Company is 1,147,134 and 849,466 for June 30, 2000 and 1999, respectively.

NOTE E - Segment Data: The Company operates in four segments as shown in the following table. All segments include both individual and group insurance. Identifiable revenues and expenses are assigned directly to the applicable segment. Net investment income is generally allocated to the insurance and the corporate segments in proportion to policy liabilities and stockholders' equity, respectively. Corporate segment results for the parent company, Investors Heritage Printing, Inc. and Investors Heritage Financial Services Group, after elimination of intercompany amounts, are presented.

                                               Three Months Ended
                                          June 30, 2000  June 30, 1999

Revenues:
   Preneed & Burial Products                 $12,333,803    $11,808,680
   Traditional & Universal Life Products       3,397,671      3,419,131
   Credit Insurance Products &
      Administrative Services                     91,679         70,079
   Corporate & Other                             494,543        382,113

                                             $16,317,696    $15,680,003

Pre-Tax Income from Operations:
   Preneed & Burial Products                 $   582,657    $   898,322
   Traditional & Universal Life Products          56,604        201,825
   Credit Insurance Products &
      Administrative Services                     13,989        (35,661)
   Corporate & Other                             114,714        (50,324)

                                             $   767,964    $ 1,014,162



                                                Six Months Ended
                                          June 30, 2000  June 30, 1999

Revenues:
   Preneed & Burial Products                 $24,739,041  $22,595,982
   Traditional & Universal Life Products       6,746,275    6,809,310
   Credit Insurance Products &
      Administrative Services                    261,569      147,551
   Corporate & Other                           1,062,244      891,202

                                             $32,809,129  $30,444,045

Pre-Tax Income from Operations:
   Preneed & Burial Products                 $   960,982  $ 1,595,903
   Traditional & Universal Life Products         211,040      369,150
   Credit Insurance Products &
      Administrative Services                     99,341      (46,547)
   Corporate & Other                             407,263      109,447

                                             $ 1,678,626  $ 2,027,953

NOTE F - Federal Income Taxes: Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTE G - Comprehensive Income:    The components of comprehensive income (loss),
net of related tax, are as follows:

                                               Three Months Ended
                                          June 30, 2000  June 30, 1999

Net income                                  $    535,600  $     485,500
Net unrealized gains (losses) on
available-for-sale securities                 (1,415,860)    (2,546,786)
Comprehensive income (loss)                 $   (880,260) $  (2,061,286)


                                                Six Months Ended
                                          June 30, 2000  June 30, 1999

Net income                                   $ 1,136,596   $    994,979
Net unrealized gains (losses) on
available-for-sale securities                   (512,412)    (4,692,298)
Comprehensive income (loss)                  $   624,184   $ (3,697,319)


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

While the Company continues to expand the operations of FSG and IHP, less than 1% of the Company's total operations were generated by those subsidiaries. As expected, more than 10% of FSG's revenues during the first quarter 2000 were derived from the sale of the Investors Heritage's credit insurance products.
The Company received dividends during this year of $115,000 from FSG and $27,500 from IHP. The Company anticipates dividends to be paid by FSG during the third and/or fourth quarter in 2000. Additionally, the Company received a dividend of $566,819 from Investors Heritage.

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

Management is not aware of any commitments or unusual events that could materially affect capital resources. Neither the Company nor Investors Heritage has any long-term debt. The Company has a $150,000 line-of-credit note with a bank, of which $28,000 is outstanding at June 30, 2000. However, the Company and Investors Heritage will continue to explore various opportunities including corporate reorganizations, acquisitions and purchasing blocks of business from other companies, which may dictate a need for either long-term or short-term debt.

Investors Heritage has maintained a sound, conservative investment strategy. At June 30, 2000, 86.2% of invested assets consisted of fixed income public bonds compared to 86.9% at December 31, 1999. Fixed income assets are managed by Charter Oak Capital Management, Inc., an independent portfolio manager.

Investors Heritage also engages in commercial and residential mortgage lending with approximately 92% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At June 30, 2000, 8.9% of invested assets consisted of mortgage loans compared to 7.9% at December 31, 1999. Management anticipates funding several new mortgage loan investments during the remainder of 2000 to maintain a similar or slightly higher percentage of mortgage loans to total invested assets.

Investors Heritage's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At June 30, 2000, Investors Heritage's fixed income investments were 100% investment grade as rated by Standard & Poor's, unchanged from December 31, 1999. None of Investors Heritage's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

Investors Heritage's principal long-term obligations are fixed contractual obligations incurred in the sale of its life insurance products. The premiums charged for these products are based on actuarially sound assumptions as to mortality, persistency and interest. Investors Heritage believes these assumptions will produce revenues sufficient to meet its future contractual benefit obligations and operating expenses, and provide an adequate profit margin.


Results of Operations

During the current quarter the Chancery Court of the state of Tennessee approved the Assumption Reinsurance Agreement among Investors Heritage, the Liquidator of Franklin American Life Insurance Company, ("Franklin American"), the National Organization of Life and Health Insurance Guaranty Associations, ("NOLHGA"), and participating state life and health insurance guaranty associations. Under the Agreement Investors Heritage assumed all of the covered policy obligations of the various guaranty associations. The transaction was effective April 1, 2000.

Eighty five percent (85%) of the business acquired is being reinsured with Scottish Annuity and Life Insurance Company (Cayman) Ltd. ("Scottish Re"). For additional information regarding this acquisition, see Note C to the Notes to Condensed Consolidated Financial Statements and Item 5 - Other Information.

Under Statement of Financial Accounting Standards ("SFAS") No. 113 reserves ceded to reinsurers of $68,326,739 and $27,814,276 at June 30, 2000 and December 31, 1999 respectively, are shown gross on the Company's Condensed Consolidated Balance Sheets ("balance sheets"). Amounts recoverable from reinsurers and other assets (receivables) related to reinsurance activities are required to be shown gross as well. Therefore, significant increases have occurred in these areas on the balance sheets as of June 30, 2000 when compared to December 31, 1999.

Items related to the Franklin American reinsurance assumption agreement included in the June 30, 2000 balance sheet were Amounts Recoverable from Reinsurers $40,739,000, Other Assets (receivable from NOLGHA) $6,540,000 and Benefit Reserves and Other Reserves $40,526,000.

The reinsurance transaction with Franklin American was accounted for net of reinsurance on the Condensed Consolidated Income Statements for the three (3) months ending June 30, 2000. Premium income and other considerations were $335,000; reserves, death and other policy benefits were $141,000; and pre-tax income was $194,000.

Total premium income (net of reinsurance) increased 0.8% when compared to the second quarter of 1999 and increased 5.7% for the first six months of 2000 when compared to the same period in 1999. (For further explanation, see "Business Segments" below). Net investment income for the second quarter 2000 compared to the second quarter of 1999 increased 10.3% and increased 10.9% for the first six months of 2000 over the first six months of 1999. This is due primarily to the increase in the asset base of Investors Heritage. Overall Revenue for the second quarter of 2000 increased 4.1% when compared to the second quarter of 1999 and for the first six months of 2000 increased 7.8% when compared to the same period in 1999. The increase for the second quarter is due to higher investment income. The increase for the first six months is due to higher premium income and investment income.

Total Benefits and Expenses were 6.0% higher in the second quarter of 2000 when compared to the same quarter of 1999 and 9.6% higher for the first six months of 2000 when compared to the same period in 1999. The primary reasons for this increase are (1) the Franklin American transaction, (2) increased sales of Preneed and Burial Products combined with a change in the commission structure which generates higher first year commissions and (3)higher than projected claims for the first four months of 2000. These claims have been analyzed revealing no particular anti-selection. Claims improved from previous levels during May and June 2000.


Business Segments

Management internally evaluates the performance of Investors Heritage operations by the following business segments:

Preneed & Burial Products includes both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were 4.4% higher for the second quarter of 2000 as compared to the same quarter in 1999 and were 9.5% higher for the first six months of 2000 when compared to the same period of 1999. The increase is due to the acquisition of the Franklin American business, the continued increase in sales of the Company's Legacy 2000 Series of Preneed and Burial Products used in the pre-arranged funeral and final expense markets and net Investment Income associated with those products. Pre-Tax Income from Operations was 35.1% lower than the second quarter of 1999 and during the first six months of 2000 was 39.8% lower than the comparable period for 1999 due primarily to higher than projected claims for the first four months of 2000 and a change in commission structure which generates higher first year commissions.

Approximately 78% of the Franklin American business is Preneed and Burial Products with most being single premium. Of the premium collected in 2000 from Franklin American policyholders approximately 84% was Preneed and Burial with the balance being Traditional and Universal Life Products.

Traditional & Universal Life Products includes traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were 0.6% lower higher than the second quarter of 1999 and were 0.9% lower for the first six months of 2000 when compared to the first six months of 1999. Pre-Tax Income from Operations was 72.0% lower than the second quarter of 1999 and for the first six months of 2000 was 42.8% lower than the comparable period for 1999. The decreases in revenue are due to lower than projected sales. The decreases in Pre-Tax Income from Operations are primarily due to higher claims in the ordinary life lines in the second quarter of 2000 when compared to the same quarter in 1999.

Credit Insurance Products & Administrative Services includes the marketing and administration of credit life and credit accident & health insurance products. Revenues were 30.8% higher and pre-tax Income improved 139.2% when compared to the second quarter of 1999. Revenues were 77.3% higher and Pre-tax income has improved 313.4% for the first six months of 2000 when compared to the first SIX months of 1999. The increases are primarily due to the reduction in the run-off of a closed block of credit business combined with increased service fees on new credit business. All of the related underwriting risk currently produced is being reinsured 100% with highly rated life companies.

Corporate & Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, investments in affiliates and other minor business lines which include group annuities and group and individual accident and health products. Revenues were 29.4% higher and Pre-tax Income was 328.0% higher for the first quarter when compared to the same period in 1999. Revenues were 19.2% higher for the first six months of 2000 when compared to the same period of 1999. Pre-Tax Income was 272.1% higher for the first six months of 2000 when compared to the first six months of 1999. The increases for the six months in 2000 are primarily due to higher realized capital gains than the previous six months.
The increase for the second quarter of 2000 are due to lower realized losses when compared to the second quarter in 1999.


Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 32% at June 30, 2000 compared to 33% for June 30, 1999.


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


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any legal proceedings. From time to time Investors Heritage is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 10, 2000, Investors Heritage is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on Investors Heritage's or the Company's financial condition or results of operations.


Item 2.  Changes in Securities and Use of Proceeds

None


Item 3.  Defaults Upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the stockholders was held May 11, 2000 at 11:00 a.m. The purpose of the meeting was to elect directors.

(b) Three (3) directors were elected to hold office for a term of three (3) years or until their successors are duly elected and qualified.

The following individuals were elected for a term of three (3) years and the number of votes cast was as follows:

H. Glenn Doran - Number of Votes Cast FOR - 933,009.58; WITHHELD - 1,867.72 Jerry F. Howell - Number of Votes Cast FOR - 932,879.42; WITHHELD - 1,997.88 Dr. Jerry F. Howell, Jr. - Number of Votes Cast FOR - 932,184.86; WITHHELD - 2,692.44

The other directors whose terms will continue after the meeting are:

David Reed
Helen S. Wagner
Harry Lee Waterfield II
Robert M. Hardy, Jr.
Gordon Duke


Item 5.  Other Information

On May 26, 2000 Investors Heritage entered an assumption reinsurance agreement with Franklin American Life Insurance Company, the National Organization of Life and Health Guaranty Associations and participating state life and health guaranty associations. Under the Agreement, Investors Heritage assumed all of the covered policy obligations of the various guaranty associations. Under the assumption reinsurance agreement, Investors Heritage assumed all of the covered policy obligations of the various guaranty associations. In addition, pursuant to the assumption reinsurance agreement, 85% of the acquired business was reinsured with Scottish Annuity and Life Insurance Company (Caymen) Ltd. The transaction was effective April 1, 2000. The reinsurance transaction with Franklin American was accounted for as a purchase and the Franklin American results of operations, net of 85% reinsurance, are included in the Consolidated Financial Statements since the effective date of the acquisition. The gross acquisition price was approximately $4,410,000, subject to adjustments to be determined within 180 days from the effective date of the transaction. For additional information, please see Item 2.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 27 - Financial Data Schedule.

(b)  Reports on Form 8-K

A report on Form 8-K was filed on January 18, 2000 regarding the share exchange between the Company and Investors Heritage containing Items 2, Acquisition or Disposition of Assets and Item 7, Financial Statements and Exhibits which include Unaudited Pro-Forma Financial Data as if the share exchange had occurred on January 1, 1999 and 1998.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.

/s/
BY:  HARRY LEE WATERFIELD II
PRESIDENT
DATE:  August 14, 2000

/s/
BY:  JIMMY R. MCIVER
TREASURER
DATE:  August 14, 2000