Form 10-Q
period 2000-09-30
KENTUCKY INVESTORS INC
filed 2000-11-14
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-Q
                                QUARTERLY REPORT

       Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                         FOR THE QUARTERLY PERIOD ENDED

                               September 30, 2000

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

          Securities registered pursuant to section 13(g) of the Act:

                 Common Capital Stock par value $1.00 per share
                                (Title of class)

     Number of outstanding shares as of September 30, 2000  -  1,149,502.72

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

ITEM 1. FINANCIAL STATEMENTS. The following consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States. In management's opinion, all adjustments and certain reclassifications necessary for a fair statement of financial position at September 30, 2000 and December 31, 1999 and the results of operations for the nine months ended September 30, 2000 and 1999 have been made.

                            KENTUCKY INVESTORS, INC.

                     Condensed Consolidated Balance Sheets

                                             (Unaudited)
                                        September 30, 2000  December 31, 1999

Assets
   Investments
     Fixed maturities available-for-sale at
     fair value (amortized cost:
     2000-$210,733,662; 1999-
     $198,948,096)                         $208,741,451     $195,009,506
     Mortgage loans on real estate           22,658,624       17,795,599
     Other investments                       11,948,641       11,309,144

          Total investments                $243,348,716     $224,114,249

   Cash and cash equivalents                  5,299,401        2,428,652
   Due and deferred premiums                  4,841,557        4,440,484
   Deferred acquisition costs                24,044,216       23,341,062
   Present value of future profits              606,250                0
   Other assets                               8,170,193        8,250,136
   Amounts recoverable from reinsurers       70,022,613       28,640,627

                                           $356,332,946     $291,215,210

Liabilities and Stockholders' Equity

   Liabilities
       Policy liabilities
          Benefit reserves                 $286,261,764     $226,449,401
     Unearned premium reserves               24,563,815       24,163,694
     Other policyholders' funds               4,074,659        3,843,000

          Total policy liabilities         $314,900,238     $254,456,095
     Federal income taxes                     2,178,725        1,459,622
     Other liabilities                        4,971,978        4,270,618

          Total liabilities                $322,050,941     $260,186,335

Stockholders' Equity
   Common stock (shares issued:
     2000-1,149,503; 1999-1,154,880)       $  1,149,503     $  1,154,880
   Paid-in surplus                            8,301,203        8,499,592
   Accumulated other comprehensive loss        (199,953)      (2,313,784)
   Retained earnings                         25,031,252       23,688,187

          Total stockholders' equity       $ 34,282,005     $ 31,028,875

                                           $356,332,946     $291,215,210



                            See accompanying notes.




                            KENTUCKY INVESTORS, INC.

              Condensed Consolidated Income Statements (Unaudited)

                                         Three Months Ended September 30
                                                2000           1999

REVENUES

     Premiums and other considerations       $12,786,790    $12,871,624
     Investment income, net of expenses        4,355,269      3,827,126
     Realized gain (loss) on investments,
        net                                        7,558        (28,762)
     Other income                                291,068        256,716

          Total revenues                     $17,440,685    $16,926,704

BENEFITS AND EXPENSES

     Death and other policyholder
          benefits                           $  6,292,646  $  5,154,779
     Guaranteed annual endowments                 171,331       179,017
     Dividends to policyholders                   172,149       172,057
     Increase in benefit reserves and
          unearned premiums                     5,960,665     6,382,039
     Amortization of deferred
          acquisition costs, net                 (321,186)     (582,543)
     Commissions                                1,521,196     1,721,433
     Other insurance expenses                   2,716,800     2,319,375

          Total benefits and expenses         $16,513,601   $15,346,157

Income from operations before Federal
     income tax and minority interest
     in net income of subsidiary              $   927,084   $ 1,580,547

Provision for income taxes:
     Current                                  $   (13,310)  $   103,442
     Deferred                                     281,095       407,870

                                              $   267,785   $   511,312

Income from operations before
     minority interest in net income
     of subsidiary                            $   659,299   $ 1,069,235

Minority interest in net income
     of subsidiary                            $         0   $   274,983

Net Income                                    $   659,299   $   794,252

Earnings per share                            $      0.57   $      0.93

Dividends per share                           $      0.00   $      0.00




                            See accompanying notes.



                            KENTUCKY INVESTORS, INC.

              Condensed Consolidated Income Statements (Unaudited)

                                      Nine Months Ended September 30
                                           2000           1999

REVENUES

     Premiums and other considerations  $36,752,855    $35,546,511
     Investment income, net of expenses  12,614,304     11,273,046
     Realized gain (loss) on investments,
        net                                  74,926       (177,834)
     Other income                           807,729        729,026

          Total revenues                $50,249,814    $47,370,749

BENEFITS AND EXPENSES

     Death and other policyholder
          benefits                      $20,237,758    $16,918,730
     Guaranteed annual endowments           580,454        605,093
     Dividends to policyholders             549,436        549,490
     Increase in benefit reserves and
          unearned premiums              15,230,173     15,628,611
     Amortization of deferred
          acquisition costs, net           (928,195)    (1,455,174)
     Commissions                          4,610,390      4,759,313
     Other insurance expenses             7,364,088      6,756,186

          Total benefits and expenses   $47,644,104    $43,762,249

Income from operations before Federal
     income tax and minority interest
     in net income of subsidiary         $ 2,605,710   $ 3,608,500

Provision for income taxes:
     Current                             $   133,542   $   226,669
     Deferred                                676,273       950,034
                                         $   809,815   $ 1,176,703

Income from operations before
     minority interest in net income
     of subsidiary                       $ 1,795,895   $ 2,431,797

Minority interest in net income
     of subsidiary                       $         0   $   642,566

Net Income                               $  1,795,895  $ 1,789,231

Earnings per share                       $       1.56  $      2.10

Dividends per share                      $       0.38  $      0.38




                            See accompanying notes.




                            KENTUCKY INVESTORS, INC.

           Condensed Consolidated Statements of Cash Flow (Unaudited)


                                         Nine Months Ended September 30
                                                 2000           1999


Net cash provided by operating activities    $ 16,762,733   $ 17,282,672

Investing activities
     Securities available-for-sale:
          Purchases                          $(21,752,526)  $(32,691,109)
          Sales and maturities                  9,863,495     18,865,946
     Other investments:
          Cost of acquisition                  (6,938,482)    (1,772,104)
          Sales and maturities                  2,206,886      3,457,133
     Net cash received from purchase of
          policy obligations                    6,303,944              0
     Other investing activities                  (194,580)      (162,302)

Net cash used by investing activities        $(10,511,263)  $(12,302,436)

Financing Activities
     Receipts from universal life policies
          credited to policyholder
          account balances                   $  3,308,407   $  3,266,933
     Return of policyholder account
          balances on universal
          life policies                        (6,177,159)    (5,095,867)
     Other financing activities                  (511,969)      (197,392)

Net cash used by financing activities        $ (3,380,721)   $(2,026,326)

Increase in cash and cash equivalents        $  2,870,749    $ 2,953,910

Cash and cash equivalents at beginning
     of period                                  2,428,652      2,514,371

Cash and cash equivalents at end of period   $  5,299,401    $ 5,468,281



                            See accompanying notes.




                            KENTUCKY INVESTORS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                  (Unaudited)

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

The Company's operations involve the sale and administration of various insurance and annuity products, including, but not limited to, participating, non-participating, whole life, limited pay, universal life, annuity contracts, credit life, credit accident and health and group insurance policies. The principal markets for the Company's products are in the Commonwealths of Kentucky and Virginia, and the states of North Carolina, South Carolina, Ohio, Indiana, Florida, Tennessee, Illinois, Georgia, West Virginia, Arizona, Texas and Michigan.

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K.

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

NOTE C - Acquisition: Effective April 1, 2000, Investors Heritage assumed the qualified policy obligations of Franklin American Life Insurance Company (Franklin American) through an assumption reinsurance agreement with the liquidator of Franklin American, the National Organization of Life and Health Guaranty Associations (NOLHGA) and participating life and health insurance guaranty associations. The gross acquisition price was approximately $4,400,000, subject to adjustments to be determined within 180 days from the effective date of the transaction. The difference between the fair values of assets received and liabilities assumed was recorded as the present value of future profits (PVFP), representing the actuarially determined present value of anticipated profits to be realized from the business, using a risk-adjusted discount rate.

In conjunction with the assumption reinsurance agreement, Investors Heritage entered into a coinsurance agreement with Scottish Annuity & Life Insurance Company (Cayman) Ltd. (Scottish) whereby Investors Heritage ceded 85% of the assumed policy obligations from Franklin American. Pursuant to this arrangement, Investors Heritage eliminated the portion of PVFP associated with the ceded business. Benefit reserves ceded to Scottish and included in the amounts recoverable from reinsurers equaled $40,354,658 at September 30, 2000. An escrow account has been established by Scottish to secure Investors Heritage's ceded benefit obligations.

NOTE D - Earnings per Share: Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The number of shares used in this computation for the Company is 1,147,929 and 851,380 for September 30, 2000 and 1999, respectively.

NOTE E - Segment Data: The Company operates in four segments as shown in the following table. All segments include both individual and group insurance. Identifiable revenues and expenses are assigned directly to the applicable segment. Net investment income is generally allocated to the insurance and the corporate segments in proportion to policy liabilities and stockholders' equity, respectively. Corporate segment results for the parent company, Investors Heritage Printing, Inc. and Investors Heritage Financial Services Group, Inc., after elimination of intercompany amounts, are presented.

                                               Three Months Ended
                                              September      September
                                              30, 2000       30, 2000
Revenues:
   Preneed & Burial Products                 $13,406,436   $12,860,806
   Traditional & Universal Life Products       3,399,454     3,468,723
   Credit Insurance Products &
      Administrative Services                     82,990       101,988
   Corporate & Other                             551,805       495,187

                                             $17,440,685   $16,926,704


Pre-Tax Income from Operations:
   Preneed & Burial Products                 $   464,025   $ 1,148,211
   Traditional & Universal Life Products         257,476       202,362
   Credit Insurance Products &
      Administrative Services                     11,663         4,273
   Corporate & Other                             193,920       225,701

                                             $   927,084   $ 1,580,547



                                                Nine Months Ended
                                              September    September
                                              30, 2000     30, 1999


Revenues:
   Preneed & Burial Products                 $38,145,477   $35,456,788
   Traditional & Universal Life Products 10,145,729 10,278,033 Credit Insurance Products &
      Administrative Services                    344,559       249,539
   Corporate & Other                           1,614,049     1,386,389

                                             $50,249,814   $47,370,749


Pre-Tax Income from Operations:
   Preneed & Burial Products                $  1,425,007  $  2,744,114
   Traditional & Universal Life Products         468,516       571,512
   Credit Insurance Products &
      Administrative Services                    111,004       (42,274)
   Corporate Other                               601,183       335,148

                                            $  2,605,710  $  3,608,500




NOTE F - Federal Income Taxes: Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTE G - Comprehensive Income: The components of comprehensive income (loss), net of related tax, are as follows:
                                                Three Months Ended
                                              September    September
                                              30, 2000     30, 1999



Net income                                   $   659,299  $   794,252
Net unrealized gains (losses) on
available-for-
  sale securities                              2,626,243   (1,371,239)
Comprehensive income (loss)                  $ 3,285,542 $   (576,987)



                                                Nine Months Ended
                                              September    September
                                              30, 2000     30, 1999



Net income                                   $ 1,795,895 $ 1,789,231
Net unrealized gains (losses) on
available-for-
  sale securities                              2,113,831  (6,063,537)
Comprehensive income (loss)                  $ 3,909,726 $(4,274,306)



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

The corporate management structure of Investors Heritage and the Company did not change as a result of the Share Exchange. Investors Heritage continues to be an authorized Kentucky domestic life insurance company and will continue to operate as it has in the past. There were no changes in the officers or directors of either Investors Heritage or the Company as a result of the Share Exchange.

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

While the Company continues to expand the operations of FSG and IHP, less than 1% of the Company's total operations were generated by those subsidiaries. As expected, more than 10% of FSG's revenues during the third quarter 2000 were derived from the sale of Investors Heritage's credit insurance products. The Company received dividends during this year of $170,000 from FSG and $27,500 from IHP. The Company anticipates dividends to be paid by FSG during the fourth quarter 2000. Additionally, the Company received a dividend of $566,819 from Investors Heritage.

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

Management is not aware of any commitments or unusual events that could materially affect capital resources. Neither the Company nor Investors Heritage has any long-term debt. The Company has a $150,000 line-of-credit note with a bank, of which $1 is outstanding at September 30, 2000. However, the Company and Investors Heritage will continue to explore various opportunities including corporate reorganizations, acquisitions and purchasing blocks of business from other companies, which may dictate a need for either long-term or short-term debt. One method of debt being investigated is the issuance of a surplus note by the Company to Investors Heritage. This type of debt would ease the strain on Investors Heritage's statutory surplus caused by record insurance sales and the expensing of current year acquisition costs as required by statutory accounting practices. As new production matures and statutory surplus begins to increase, the surplus note would be retired.

Investors Heritage has maintained a sound, conservative investment strategy. At September 30, 2000, 86.1% of invested assets consisted of fixed income public bonds compared to 86.9% at December 31, 1999. Fixed income assets are managed by Charter Oak Capital Management, Inc., an independent portfolio manager.

Investors Heritage also engages in commercial and residential mortgage lending with approximately 92% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At September 30, 2000, 9.2% of invested assets consisted of mortgage loans compared to 7.9% at December 31, 1999. Management anticipates funding one or two new mortgage loan investments during the remainder of 2000 to maintain a slightly higher percentage of mortgage loans to total invested assets relative to year end 1999.

Investors Heritage's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At September 30, 2000, Investors Heritage's fixed income investments were 99.7% investment grade as rated by Standard & Poor's and 100% at December 31, 1999. None of Investors Heritage's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

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

Results of Operations

During the second quarter of 2000, the Chancery Court of the state of Tennessee approved the Assumption Reinsurance Agreement among Investors Heritage, the Liquidator of Franklin American Life Insurance Company, ("Franklin American"), the National Organization of Life and Health Insurance Guaranty Associations, ("NOLHGA"), and participating state life and health insurance guaranty associations. Under the Agreement Investors Heritage assumed all of the covered policy obligations of the various guaranty associations. The transaction was effective April 1, 2000.

Eighty five percent (85%) of the business acquired is being reinsured with Scottish Annuity and Life Insurance Company (Cayman) Ltd. ("Scottish Re"). For additional information regarding this acquisition, see Note C of the Notes to Condensed Consolidated Financial Statements and Item 5 - Other Information.

Under Statement of Financial Accounting Standards ("SFAS") No. 113 reserves ceded to reinsurers of $68,481,000 and $27,814,000 at September 30, 2000 and December 31, 1999 respectively, are shown gross on the Company's Condensed Consolidated Balance Sheets ("balance sheets"). Amounts recoverable from reinsurers are required to be shown gross on the balance sheet. Therefore, a significant increase has occurred in this area on the balance sheets as of September 30, 2000 when compared to December 31, 1999.

Items related to the Franklin American reinsurance assumption agreement included in the September 30, 2000 balance sheet were Amounts Recoverable from Reinsurers of $40,873,000 and Benefit Reserves and Other Reserves of $40,430,000.

The reinsurance transaction with Franklin American was accounted for net of reinsurance on the Condensed Consolidated Income Statements for the nine (9) months ending September 30, 2000. Premium income and other considerations were $576,000; reserves, death and other policy benefits were $306,000; and pre-tax income was $270,000.

Total premium income (net of reinsurance) decreased 0.7% when compared to the third quarter of 1999 and increased 3.4% for the first nine months of 2000 when compared to the same period in 1999. (For further explanation, see "Business Segments" below). Net investment income for the third quarter 2000 compared to the third quarter of 1999 increased 13.8% and increased 11.9% for the first nine months of 2000 over the first nine months of 1999. This is due primarily to the increase in the asset base of Investors Heritage. Overall Revenue for the third quarter of 2000 increased 3.0% when compared to the third quarter of 1999 and for the first nine months of 2000 increased 6.1% when compared to the same period in 1999. The increase for the third quarter is due to higher investment income. The increase for the first nine months is due to higher premium income and investment income.

Total Benefits and Expenses were 7.6% higher in the third quarter of 2000 when compared to the same quarter of 1999 and 8.9% higher for the first nine months of 2000 when compared to the same period in 1999. The primary reasons for this increase are (1) general expense items that were higher than anticipated, (2) increased sales of Preneed and Burial Products combined with a change in the commission structure which generates higher first year commissions and (3) higher than projected claims, primarily during the first four months of 2000. These claims have been analyzed revealing no particular anti-selection. Claims continued to improve from previous levels during the third quarter of 2000.

Business Segments

Management internally evaluates the performance of Investors Heritage operations by the following business segments:

Preneed & Burial Products includes both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were 4.2% higher for the third quarter of 2000 as compared to the same quarter in 1999 and were 7.6% higher for the first nine months of 2000 when compared to the same period of 1999. The increase is due to the acquisition of the Franklin American business, the continued increase in sales of the Company's Legacy 2000 Series of Preneed and Burial Products used in the pre-arranged funeral and final expense markets and net Investment Income associated with those products. Pre-Tax Income from Operations was 59.6% lower than the third quarter of 1999 and during the first nine months of 2000 was 48.1% lower than the comparable period for 1999 due primarily to higher than projected claims, primarily during the first four months of 2000 and a change in commission structure which generates higher first year commissions.

Approximately 97% of the policy reserves held for the Franklin American business are Preneed and Burial Products with most being single premium. Of the premium collected in 2000 from Franklin American policyholders approximately 92% was Preneed and Burial with the balance being Traditional and Universal Life Products.

Traditional & Universal Life Products includes traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were 2.0% lower than the third quarter of 1999 and were 1.3% lower for the first nine months of 2000 when compared to the first nine months of 1999. Pre-Tax Income from Operations was 27.2% higher than the third quarter of 1999 and for the first nine months of 2000 was 18.0% lower than the comparable period for 1999. The decreases in revenue are due to lower than projected sales. The decreases in Pre-Tax Income from Operations are primarily due to higher claims in the ordinary life lines during the first six months of 2000 when compared to the same period in 1999. The increase in Pre-Tax Income for the third quarter of 2000 when compared to the same quarter of 1999 is due to lower claims.

Credit Insurance Products & Administrative Services includes the marketing and administration of credit life and credit accident & health insurance products. Revenues were 18.6% lower and Pre-Tax Income improved 172.9% when compared to the third quarter of 1999. Revenues were 38.1% higher and Pre-Tax Income has improved 362.6% for the first nine months of 2000 when compared to the first nine months of 1999. The increases are primarily due to the reduction in the run-off of a closed block of credit business combined with increased service fees on new credit business. All of the related underwriting risk currently produced is being reinsured 100% with highly rated life companies.

Corporate & Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, investments in affiliates and other minor business lines which include group annuities and group and individual accident and health products. Revenues were 11.4% higher and Pre-Tax Income was 14.1% lower for the third quarter when compared to the same period in 1999. Revenues were 16.4% higher for the first nine months of 2000 when compared to the same period of 1999. Pre-Tax Income was 79.4% higher for the first nine months of 2000 when compared to the first nine months of 1999. The increases for the nine months in 2000 are primarily due to higher realized capital gains and higher revenues and Pre-Tax Income from IHP and FSG when compared to the same period in 1999. The decrease in Pre-Tax Income for the third quarter of 2000 is primarily due to lower realized losses when compared to the third quarter in 1999. The increase in Revenues for the third quarter of 2000 when compared to the third quarter of 1999 is primarily due to an increase in investment income due to a larger investment base.

Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 31% at September 30, 2000 compared to 33% for September 30, 1999.

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


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any legal proceedings. From time to time Investors Heritage is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 10, 2000, Investors Heritage is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on Investors Heritage's or the Company's financial condition or results of operations.


Item 2.  Changes in Securities and Use of Proceeds

None


Item 3.  Defaults Upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 5.  Other Information

On May 26, 2000 Investors Heritage entered an assumption reinsurance agreement with Franklin American Life Insurance Company, the National Organization of Life and Health Guaranty Associations and participating state life and health guaranty associations. Under the Agreement, Investors Heritage assumed all of the covered policy obligations of the various guaranty associations. Under the assumption reinsurance agreement, Investors Heritage assumed all of the covered policy obligations of the various guaranty associations. In addition, pursuant to the assumption reinsurance agreement, 85% of the acquired business was reinsured with Scottish Annuity and Life Insurance Company (Caymen) Ltd. The transaction was effective April 1, 2000. The reinsurance transaction with Franklin American was accounted for as a purchase and the Franklin American results of operations, net of 85% reinsurance, are included in the Consolidated Financial Statements since the effective date of the acquisition. The gross acquisition price was approximately $4,400,000, subject to adjustments to be determined within 180 days from the effective date of the transaction. For additional information, please see Item 2.

Effective October 12, 2000, Jimmy R. McIver was elected by the Board of Directors of Investors Heritage Life Insurance Company to serve as Vice President Corporate Accounting. Since 1986, Mr. McIver had served as the Treasurer for Investors Heritage.
Mr. McIver has been an employee of Investors Heritage since 1972 and has served in various capacities in the Accounting Department.

Effective October 12, 2000, Bobby D. Russell was elected to serve as Treasurer for Investors Heritage Life Insurance Company. Prior to that date Mr. Russell served as Assistant Vice President in the Actuarial Department of Investors Heritage, a position he had held since 1996. Mr. Russell has been an employee of Investors Heritage since 1974 and has served in various capacities in the Accounting Department.


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

KENTUCKY INVESTORS, INC.

/s/
BY:  HARRY LEE WATERFIELD II
PRESIDENT
DATE:  November 14, 2000

/s/
BY:  BOBBY D. RUSSELL
TREASURER
DATE:  November 14, 2000