Form 10-K405
period 2000-12-31
KENTUCKY INVESTORS INC
filed 2001-03-22
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended December 31, 2000
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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant $14,817,047.58 as of December 31, 2000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                     Class
                              Common Capital Stock

                        Outstanding at December 31, 2000
                                  1,151,322.72

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 2000 (Form 10-K, Items 1, 5a, 6, 7 and 8)
(2) Portions of the Proxy Statement dated April 12, 2001, for the Annual Meeting of Stockholders to be held May 10, 2001 (Form 10-K, Items 10, 11, 12 and 13.)



                                     PART I

Item 1.  Business

(a)  General
      (a) The business of Kentucky Investors, Inc. ("Kentucky Investors") is the holder of 100% of the outstanding common stock of a life insurance company, a printing company and an insurance marketing company. Effective December 31, 1999, Kentucky Investors acquired 100% of the outstanding common stock of Investors Heritage Life Insurance Company ("Investors Heritage" or the "Insurance Subsidiary") pursuant to a share exchange agreement between Kentucky Investors and Investors Heritage. As a result of the share exchange each Investors Heritage stockholder received 1.24 shares of Kentucky Investors common
stock in exchange for each share of Investors Heritage common stock.   The Share
Exchange did not have the effect of changing control of Investors Heritage since Kentucky Investors owned 74% of the outstanding common stock of Investors Heritage prior to the effective date of the transaction.

      The acquisition of the remaining 26% of the Investors Heritage common stock from its minority stockholders was accounted for as a purchase. (Please see Note B to the Kentucky Investors' Consolidated Financial Statements for
additional information regarding the share exchange).       The corporate
management structure of Investors Heritage and Kentucky Investors did not change as a result of the share exchange. Investors Heritage continues to be an authorized Kentucky life domestic insurance company and will continue to operate as it has in the past. There were no changes in the officers or directors of either Investors Heritage or Kentucky Investors as a result of the share exchange.

      Kentucky Investors, Inc. also owns 100% of Investors Heritage, Investors Heritage Printing, Inc. ("Heritage Printing") and Investors Heritage Financial Services Group, Inc. ("Financial Services Group"). Heritage Printing and Financial Services Group are collectively hereinafter referred to as the "Non-insurance Subsidiaries". Investors Heritage, Heritage Printing and Financial Services Group are collectively hereinafter referred to as the "Subsidiaries". Kentucky Investors and its subsidiaries are collectively hereinafter referred to as the "Company".

      The home office of the Company is located at 200 Capital Avenue, Frankfort, Kentucky 40601. The telephone number is (502) 223-2361. Investors Heritage owns 96% of Investors Underwriters, Inc., an investment holding company. While the Non-insurance Subsidiaries continue to expand, less than 1% of the Company's total operations were generated by the Non-insurance Subsidiaries for the year ended December 31, 2000. The Non-insurance Subsidiaries' total assets and stockholder equity comprised less than 1% in the aggregate of the Company's reported total assets and stockholder equity as of December 31, 2000.

      Financial Services Group, a wholly-owned insurance and financial service marketing company continues to explore the possibility of marketing a variety of products to financial institutions for a number of other unaffiliated companies as well as Investors Heritage. As anticipated more than 10% of Financial Service Group's revenues during 2000 were derived from the sale of Investors Heritage's Credit Insurance products.

Investors Heritage

      The business segments of the Insurance Subsidiary are identified and discussed on Schedule III, Supplementary Insurance Information and on pages 34-35 of the Annual Report to Stockholders for the year ended December 31, 2000 and are incorporated herein by reference. The Insurance Subsidiary offers a portfolio of the standard forms of participating, non-participating, whole life, limited pay, endowments, split-funding, interest-sensitive whole life, guaranteed issue whole life, universal life, term and group life are offered by Investors Heritage. In addition, Investors Heritage writes credit life and credit accident and health insurance (collectively "Credit Insurance") on a group basis.

      Ordinary Life. Ordinary life sales are under the direct supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have several district managers under their supervision. As a result of Investors Heritage's growth in the preneed area, agency relationships have also been entered into directly with numerous funeral home owners. Management anticipates this trend to continue and, depending on the size of the funeral home and state law, preneed counselors will also become part of the agency force. Investors Heritage also sells business through general agents or brokers who may represent one or more companies.

      Approximately 39% of total insurance in force is Ordinary life.

      As stated above, the Ordinary life sales are built around a standard portfolio of life insurance policies with some of the contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies.

      Some of the participating policies provide for payment of guaranteed annual endowments of fixed amounts beginning at the end of the second policy year and continuing through the premium paying period. These policies also have an annual guaranteed benefit. As of December 31, 2000, 9% of the total ordinary insurance in force was comprised of participating policies and of the 9%, approximately 5% was comprised of participating policies with some guaranteed benefit.

      Another block of participating policies provides for payment of a dividend which will purchase additional insurance equal to 5% of the previous year's total death benefit, including any additional insurance purchased in prior years. The dividend is not guaranteed. As of December 31, 2000, 4% of the total ordinary insurance in force was comprised of participating policies with non-guaranteed benefits.

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

      Management anticipates introducing a new series of final expense whole life insurance policies during 2001. These new products will be non-participating whole life insurance and will be issued with simplified underwriting. These products will be offered outside of the preneed market and will replace the level benefit policies that were included in the Legacy 2000 series.

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

      It was not originally necessary for Investors Heritage to add any employees to assist in the administration of this business. No additional amounts were expended in order to put Investors Heritage's administrative and claims processing capabilities to use. Additional employees will be added only when warranted. During 2000, a new clerical position was filled in the claims processing area.

      Initially, Investors Heritage entered into a reinsurance agreement with The Connecticut General Life Insurance Company, Bloomfield, Connecticut ("Connecticut General") under the terms of which Investors Heritage cedes to Connecticut General 100% of the risk on all Credit Insurance policies sold by Investors Heritage. All Credit business was reinsured with Connecticut General from January 1, 1996 until December 31, 1998 when Connecticut General exited the market as a reinsurer of Credit Insurance products. Therefore, during the 4th Quarter 1998, Investors Heritage and Financial Services Group negotiated new reinsurance agreements with Munich American Reassurance Company, Atlanta, Georgia ("Munich") and ReliaStar Life Insurance Company, Minneapolis, Minnesota ("ReliaStar") whereby effective January 1, 1999 Investors Heritage has and continues to reinsure 100% of the risk on all Credit Insurance policies to Munich and ReliaStar. Approximately 23% of the total life insurance in force is Credit Insurance, all of which was written directly by Investors Heritage.

      It was and continues to be management's belief that the number of Credit Insurance providers in the Commonwealth of Kentucky remain low as a result of two Kentucky domestic insurers exiting the Credit Insurance market. Management believed there would be opportunities to administer Credit Insurance business in Kentucky for non-domestic insurers that are expected to replace exiting insurers. Investors Heritage has entered into a reinsurance agreement with three unaffiliated companies, Life Investors Insurance Company of America ("Life Investors"), Bankers Life Insurance Company ("Bankers Life") and American United Life Insurance Company ("AUL"). Pursuant to those agreements, the Company's Credit Insurance products sold by Life Investors', Bankers Life's and AUL's agents are reinsured to Life Investors, Bankers Life and AUL, respectively. Investors Heritage and Financial Services Group are paid a retention fee and a
marketing fee for services provided.   The agreement with Bankers Life was
canceled effective January 31, 2001 with respect to new business. Investors Heritage has continued to seek contracts to operate as an administrator for other companies which sell Credit Insurance.

      Financial Services Group will continue to call on banks, finance companies and selected automobile dealerships to market the Credit Insurance products for Investors Heritage. As anticipated, more than 10% of Financial Service Group's revenues for 2000 were derived from the sale of Investors Heritage's Credit Insurance products. Credit Insurance gross written premiums were lower than anticipated in 2000 due to decreased loan demand. Investors Heritage anticipates 2000 Credit Insurance gross written premiums to exceed $15 million.

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

      Group Life. Group life accounts for the remaining 38% of in-force business. Investors Heritage participates in the Federal Employee Group
Life Insurance (FEGLI) Program, which is administered by Metropolitan Life Insurance Company and in the Servicemen's Group Life Insurance (SEGLI) program which is administered by Prudential Insurance Company of America. As of year-end 2000 the total amount of insurance in force from the FEGLI program was $410,269,000 and from the SEGLI program was $592,790,000.

      During 1997, Investors Heritage converted to group insurance products in the preneed market in a majority of states. The Legacy 2000 Series introduced during 1998 is also a group product in many states. Therefore, group life premiums and in-force business increased significantly while individual premiums and in-force business decreased commensurately. Group life premiums during 2000 were $17,834,751 as compared to $16,787,092 in 1999 which is an increase of 6%.

      Principal Markets. The principal markets for Investors Heritage's products are in the Commonwealths of Kentucky and Virginia, and the States of North Carolina, South Carolina, Georgia, Ohio, Indiana, Florida, Tennessee, Illinois, Kansas, West Virginia and Texas. Investors Heritage has licensed ordinary agents and regional managers throughout these states and credit life agents in over 332 banks and automobile dealerships.

      Investors Heritage is also licensed in sixteen other states: Alabama, Arkansas, Mississippi, and Louisiana in the South and Southeast; Colorado, Missouri, New Mexico, North Dakota, South Dakota, Oklahoma, Montana, Nebraska, Arizona and Utah in the West; and Michigan in the North. The business in these states is written mostly through general agents. During 2000 Investors Heritage expanded its preneed operation into several of these states, specifically, Mississippi, Michigan, Louisiana and Alabama. Effective February 27, 2001, Investors Heritage was approved to transact business in Pennsylvania.
Management anticipates continued growth in those states during 2001 and also anticipates commencing marketing operations in Pennsylvania.

       Risk.   In many cases Investors Heritage requires evidence of
insurability before issuing individual life policies including, in some cases, a medical examination or a statement by an attending physician. Home office underwriters review the evidence of insurability required and approve the issuance of the policy in accordance with the application if the risk is acceptable. Some applicants who are substandard risks are rejected, but many are offered policies with higher premiums, restricted coverages or reduced benefits during the first or second policy years. The majority of the single premium business is written through the prearranged funeral market without evidence of insurability, relying on safeguards such as product design, limits on the amount of coverage, and premiums which recognize the resultant higher level of claims.

      Risk is integral to insurance but, as is customary in the insurance business, Investors Heritage obtains reinsurance with respect to amounts in
excess of its retention limits.   Currently the maximum limit of retention by
Investors Heritage on its standard contract for any one life is $100,000 plus the amount of the return of premium benefits, if any. The maximum is reduced
for sub-standard classes of risk.   The maximum retention on Credit Life is also
$100,000 per life. Excess coverages are reinsured externally to unaffiliated reinsurers.

      Management is currently reviewing its reinsurance programs and considering reducing retention amounts to level profit stream and provide additional protection against unusual claims.

      As of December 31, 2000, approximately $834,725,000, or 40% of total life insurance in force was reinsured with non-affiliated well-established insurance companies. Investors Heritage would become liable for the reinsured risks if the reinsurers could not meet their obligations. Investors Heritage has not experienced a reinsurer default under any of the reinsurance agreements to which Investors Heritage is a party. Further, Investors Heritage has no knowledge of and does not anticipate any material default in any existing reinsurance obligation.

      Investors Heritage is party to reinsurance and coinsurance agreements with
twenty-two non-affiliated companies.    The reinsurers for Investors Heritage
and amounts of insurance in force that are reinsured are as follows:

                                 Reinsurance        Percent
Company                             Amount          of Total

American United Life Ins Co.    $  30,702,000         3.68%
Bankers Life Insurance Co.        133,515,000        16.00%
Business Men's Assurance Co.        6,691,000         0.80%
Connecticut General Life Ins. Co.  94,575,000        11.33%
Life Investors Insurance Co. of
   America                          6,306,000         0.76%
Munich American Reassurance Co.   192,701,000        23.09%
Optimum Re Insurance Co.            5,030,000         0.60%
ReliaStar Life Insurance Company  210,699,000        25.24%
Scottish Annuity and Life Ins. Co. 66,365,000         7.95%
Swiss Re Life & Health America
   Inc.                             1,100,000         0.13%
The Lincoln National Life Ins. Co. 81,456,000         9.75%
Universal Guaranty Life Ins. Co.    4,107,000         0.49%
Other Companies (10)                1,478,000         0.18%
                                 ------------       -------
                                 $834,725,000       100.00%


      From 1995 through 1998, Investors Heritage reinsured all of the risk on the Credit Insurance policies sold by its agents to Connecticut General; however, that reinsurance agreement was terminated effective December 31, 1998 with respect to new issues. From 1999 to the present Investors Heritage has reinsured all of the risk on the Credit Insurance products sold by its agents to Munich and ReliaStar. As explained above, some of these risks have been and will be reinsured to Life Investors, Bankers Life and AUL.

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

      Domiciled in the Commonwealth of Kentucky, Investors Heritage is licensed by the Kentucky Department of Insurance and is subject to its examination and regulations. The triennial audit was completed during 1998 for the three years ending December 31, 1997. The Examination Report contains no specific recommendations and no material adjustments were made to the statutory financial statements. Investors Heritage will be subject to its triennial audit during 2001.

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

      "Company Action Level:" This level of review is triggered if an insurer's Adjusted Capital is less than 200 percent of its RBC. The insurer is required to submit a plan to the appropriate regulatory authority that discusses proposed corrective action. Investors Heritage 's Adjusted Capital is more than 2.4 times the required amount.

      "Regulatory Action Level": This level of review is triggered if an insurer's Adjusted Capital is less than 150% of its RBC. The regulatory authority formally requires the insurer to submit an RBC plan, and performs a special examination of the insurer and issues an order specifying corrective actions. Investors Heritage 's Adjusted Capital is more than 3.2 times the required amount.

      "Authorized Control Level": This level of review is triggered if an insurer's Adjusted Capital is less than 100% of its RBC. The regulatory authority is authorized to take whatever action it deems necessary. Investors Heritage 's Adjusted Capital is more than 4.8 times the required amount.

      "Mandatory Control Level": This level of review is triggered if an insurer's Adjusted Capital falls below 70% of its RBC. The regulatory authority is required to place the insurer under its control. Investors Heritage's Adjusted Capital is more than 6.9 times the amount required.

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

      Dividend income from the Insurance Subsidiary for 2000 amounted to $566,819.

      Other Subsidiaries. Heritage Printing does job printing for Investors Heritage as well as numerous unaffiliated sources. This includes the printing of the application forms and other office forms required by Investors Heritage.

      While the income from Heritage Printing is not a significant factor in the Company's overall business, Heritage Printing will continue to work to improve profitability during 2001. Revenues from Heritage Printing continued to be less than one percent of the Company's total revenue for 2000.

      As anticipated the formation and operation of Financial Services Group generated additional revenue to the Company. Although this additional revenue is not a significant factor in the Company's overall business, Financial Services Group remains steady in its operations with revenues of $539,000 in 2000 compared to $542,000 in 1999. Revenues from Financial Services Group will continue to account for less than one percent of the Company's total revenue for 2000. See Schedule II.

      Dividend income from the Other Subsidiaries for 2000 amounted to approximately $237,500.

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

(b) Material Changes and Developments

      During 1999, the Company entered into a Share Exchange Agreement with the Insurance Subsidiary whereby the Company acquired 100% of the outstanding common stock of Investors Heritage. The share exchange was effective December 31, 1999 and was approved by the Board of Directors of the Company and Investors Heritage, the shareholders of Investors Heritage and the Kentucky Department of Insurance. For additional information regarding the share exchange please see
Item 1.(a) Business, General of this form 10-K, Management's Discussion and Analysis and Note B to the Consolidated Financial Statements on page 7 and pages 27-28, respectively, of the Annual Report to Stockholders for the year ended December 31, 2000.

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

      Ordinary Production. Investors Heritage is working diligently to increase ordinary product sales. The largest increase in this area has been the final expense and prearranged funeral sales. Final expense sales include the sale of lower face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. Prearranged funeral sales include the sale of modal premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract.

      Since 1993 Investors Heritage has continued to expand its marketing capability in this area. As a result, Investors Heritage steadily increased sales of preneed products. During 1997 through 1999 Investors Heritage continued to increase its marketing operations and to expand into new states, including but not limited to, Tennessee, Indiana, Illinois, Kansas, South Carolina and Georgia and experienced growth in premium production of approximately 11% in the prearranged funeral market during 1998 over 1997, $23,413,000 compared to $21,104,000.

      During 2000, the Company focused on increasing its market share in existing states and expanding into some new areas, including Arkansas. Even though single premium growth was anticipated to be 10%, actual growth was 18%. Single premium production for these lines of business was $30,946,020 for 2000 compared to $26,202,000 for 1999 and Investors Heritage anticipates continued growth in this segment of approximately 10-11% during 2001.

      Credit Insurance. Investors Heritage has marketed and sold Credit Insurance since 1966. Since 1996 Financial Services Group has marketed Investors Heritage's Credit Insurance products and will continue to do so in 2001. All of the risk on all Credit Insurance policies sold by Investors Heritage has been and will continue to be reinsured with larger, highly rated companies. Currently Investors Heritage has reinsurance agreements with Munich and Reliastar. For the last several years Financial Services Group was marketing products for several unaffiliated companies to financial institutions. However, during 2000 Financial Services Group focused solely on the Credit Insurance and mortgage protection products sold by Investors Heritage and management anticipates this trend to continue during 2001. However, Financial Services Group will continue to review marketing opportunities for products of unaffiliated insurance companies.

      Management anticipates steady growth in this segment during 2000 due to Financial Services Group's efforts.

      While management anticipated growth during 2000, increasing interest rates and a slowing economy decreased loan demand, which negatively affected growth in this segment. Actual decline in premium production in 2000 over 1999 was approximately 16%. Premium production in this area decreased $420,000, from $2,548,000 in 1999 to $2,128,000 in 2000.

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

      Employees. The Registrant does not have any employees. The Company's officers perform various functions described in item 9(a) above; however, they are not paid a salary by the Company for performing such functions. The number of persons employed by Investors Heritage is 113. The number of active independent contractual agents of Investors Heritage is 2,394. Management of Investors Heritage considers its relationship with the employees and agents to be satisfactory.

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

Item 4.  Submission of Matters to a Vote of Security Holders
          None.


                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Security Matters

      (a) The information relative to the market value of the Company's stock appears on the inside back cover in the Annual Report to the Stockholders for the year ended December 31, 2000, and is incorporated herein by reference.

      (b)  Approximate Number of Equity Security Holders

                 (A)                            (B)
                                          Number of Holders
            Title of Class               of Record 12-31-00
            Common Stock                        6,035

      (c)  Dividends

      Kentucky Investors, Inc., paid dividends totaling $547,081 to stockholders in 2000 representing $.38 per share. The 2001 cash dividend to be paid April 6, 2001, to stockholders of record March 23, 2001 is $.38 per share.

Item 6.  Selected Financial Data

      Selected financial data for the past five years appears on page 19 in the Annual Report to the Stockholders for the year ended December 31, 2000, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's Discussion and Analysis of financial condition and results of operations appears on pages 7-18 in the Annual Report to the Stockholders for the year ended December 31, 2000, and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The financial statements and notes appear on pages 20-35 in the Annual Report to Stockholders for the year ended December 31, 2000 and are incorporated herein by reference. See Part IV, Item 14.

Item 9.  Disagreements on Accounting and Financial Disclosure

      None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      (a)     The Executive officers and directors of the Company are:

Name, Position & Year                            Family
Became Officer/Director         Age              Relationship

Harry Lee Waterfield II         57
Chairman of the Board,
President/1963

Bobby D. Russell                52
Treasurer/2000

Nancy W. Walton                 61                Sister of
First Vice                                        Harry Lee
President/ 1988                                   Waterfield II

Robert M. Hardy, Jr.            43                Nephew of
Director, Vice President                          Harry Lee
and General                                       Waterfield II
Counsel/ 1988

Howard L. Graham                66
Vice President
Corporate Services
1989

Wilma Yeary                     69
Secretary/ 1989

Jane S. Jackson                 46
Asst. Secretary
1989

Helen S. Wagner                 64
Director/ 1986

Gordon Duke                     55
Director/ 1991

H. Glenn Doran                  75
Director/ 1963

Jerry F. Howell                 87
Director/ 1963

Jerry F. Howell, Jr.            59               Son of Jerry
Director/ 1983                                   F. Howell

David W. Reed                   47
Director/ 1982


      (b) Each of the Directors has occupied the position indicated for a period of more than five years. Information regarding the business experience of the Directors who are not officers of the Company is shown on pages 2-4 of the Proxy Statement of the Annual Meeting of Shareholders to be held on May 10, 2001, and is incorporated herein by reference.

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

Item 11.  Executive Compensation and Transactions

      Information regarding compensation of executive officers and transactions with executive officers and directors is not restated in this Annual Report because the response to this item is shown on pages 5 and 7 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2001 and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

      Security ownership by Officers, Directors, and management, is not restated in this Form 10-K because the response to this item is shown on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2001, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      Certain relationships and related transactions are shown on page 8 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2001, under the heading "Certain Relationships and Related Transactions" and are incorporated herein by reference.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)1. Financial Statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 2000 (pages 20-23) filed as Exhibit 1:

          Consolidated Balance Sheets -- December 31, 2000 and 1999

          For each of the three years in the period ended December 31, 2000:

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

          Notes to Consolidated Financial Statements

          (a)2.  Consolidated Financial Statement Schedules

          Schedule II -- Condensed Financial Information of Registrant

          Schedule III -- Supplementary Insurance Information

          Schedule IV -- Reinsurance

          All other schedules have been omitted as not applicable, not required, or the required information has been included in the financial statements or notes thereto.

          (a)3.  Listing of Exhibits
          Exhibit 1 - Annual Report to the Stockholders for the year ended

          December 31, 2000.*

          Exhibit 3.1- Articles of Incorporation of the Company, as amended.

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

      **Exhibit 11 is not restated in this Form 10-K because the information required is contained in Note A to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on page 26 of the Annual Report to the Stockholders for the year ended December 31, 2000, and is incorporated herein by reference.

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

                        KENTUCKY INVESTORS, INC.


March 15, 2001               /s/
   DATE                 BY:  Harry Lee Waterfield II
                             ITS: Chairman of the Board and President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/
Harry Lee Waterfield II
Chairman of the Board
and President
March  15, 2001

/s/
Robert M. Hardy, Jr.
Vice President and
General Counsel and Director
March  15, 2001

/s/
Bobby D. Russell
Treasurer
March  15, 2001

/s/
Howard L. Graham
Vice-President
Corporate Services
March  15, 2001

/s/
Jerry F. Howell
Director
March  15, 2001

/s/
Gordon Duke
Director
March 15, 2001

/s/
Helen S. Wagner
Director
March  15, 2001

/s/
H. Glenn Doran
Director
March  15, 2001

/s/
David W. Reed
Director
March  15, 2001

/s/
Jerry F. Howell, Jr.
Director
March  15, 2001



REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Kentucky Investors, Inc.

      We have audited the consolidated financial statements of Kentucky Investors, Inc. and subsidiaries listed in the accompanying Index to financial statements (Item 14(a)). Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kentucky Investors, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                      /s/
                                                      Ernst & Young LLP

Louisville, Kentucky
March 15, 2001



EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

      We consent to the incorporation by reference in the Registration Statement (Form S-8 NO. 33-46722-01) pertaining to the Kentucky Investors, Inc. and Affiliated Companies 401(k) Savings Plan and Trust Agreement and in the related prospectus of our report dated March 15, 2001 with respect to the consolidated financial statements and schedules of Kentucky Investors, Inc. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2000.

                                                      /s/
                                                      Ernst & Young LLP

Louisville, Kentucky
March 15, 2001



                            KENTUCKY INVESTORS, INC.
   SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED
                                    PARTIES
                               DECEMBER 31, 2000

                                                                AMOUNT AT
                                                                WHICH
                                                   MARKET       SHOWN IN THE
TYPE OF INVESTMENT              COST               VALUE        BALANCE SHEET

Fixed maturity securities
available-for-sale:

Bonds:
 United States and government
 agencies and authorities    $ 30,940,882      $ 31,922,450   $ 31,922,450

 States and political             992,029         1,004,110      1,004,110
 subdivisions

 Foreign                       20,618,688        21,203,089     21,203,089

 Mortgage-backed
 securities                    47,801,768        48,692,465     48,692,465

 Corporate                    115,618,947       117,610,263    117,610,263

Redeemable preferred stock         11,344            14,325         14,325
                             ------------       -----------    -----------


 Total                       $215,983,658      $220,446,702   $220,446,702
                             ============      ============   ============
 Equity securities,
 available for sale:

 Common stocks:
   Banks, trusts &
   insurance companies       $    490,767      $   976,633    $    976,633

   Industrial, misc.
   and all other                  318,284          356,286         356,286

Nonredeemable preferred
   stocks                          36,684           34,063          34,063
                             ------------       ----------     -----------
 Total                       $    845,735     $  1,366,982    $  1,366,982
                             ============      ===========     ===========

 Total securities
   available for sale:       $216,829,393     $221,813,684    $221,813,684
                             ============     ============    ============
 Mortgage loans
   on real
   estate                      23,864,291        XXXXXXXX       23,864,291

 Policy loans                   7,760,207        XXXXXXXX        7,760,207

Other long term
 investments                      428,042        XXXXXXXX          428,042

Short-term
 investments                    1,890,815        XXXXXXXX        1,890,815
                             ------------        --------       ----------

Total investments            $250,772,748        XXXXXXXX     $255,757,039
                             ============        ========     ============


              SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            KENTUCKY INVESTORS, INC.
                            CONDENSED BALANCE SHEET
               FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

                                    2000          1999          1998
                                   -----         ------         -----
Assets
  Cash and Cash
     Equivalents               $    76,768    $    22,756    $    52,484
  Investment in
      Subsidiary                37,306,859     31,293,921     34,106,966

  Other Assets                     151,252        156,949        180,487

  Other Long Term Investments    1,810,665              0              0
                               -----------     ----------     ----------
                               $39,345,544    $31,473,626    $34,339,937
                               ===========    ===========    ===========
Liabilities:

  Notes Payable
      to Subsidiary            $         0    $   293,277    $   431,035
  Notes Payable                  2,000,000              0              0
  Other
      Liabilities                   91,226        134,548         48,753
  Taxes Payable                          0         16,926      1,635,414
  Stockholders'
      Equity
  Common Stock                   1,151,323      1,154,880        848,116
  Paid in Capital                8,399,106      8,499,592      3,442,248
  Unrealized
      Appreciation
      (depreciation)
      of available-
      for-sale
      securities of
      Subsidiary                 3,001,407     (2,313,784)     6,392,746
  Retained
      Earnings                  24,702,482     23,688,187     21,541,625
                                ----------    -----------    -----------
Total Stock-
  holders'
  Equity                       $37,254,318    $31,028,875    $32,224,735
                               -----------    -----------    -----------

                               $39,345,544    $31,473,626    $34,339,937
                               ===========    ===========    ===========


          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (CONTINUED)
                            KENTUCKY INVESTORS, INC.
                         CONDENSED STATEMENTS OF INCOME
               FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

                                    2000       1999        1998
                                   ------     ------      ------

Income
  From printing
      services to:
      Affiliated
         companies            $   347,919  $   336,687   $  302,051
      Others                      171,874      197,127      140,797

  Realized Gain/Loss
      on Investments               (3,800)     (56,639)       3,700
  Other services
      to subsidiary               266,489      315,110      203,146
  Dividends from
      subsidiary                  566,819      510,866      505,679
  Interest and
      other income                349,391      339,557      301,712
                              -----------  -----------   ----------
                              $ 1,698,692  $ 1,642,708   $1,457,085

Operating
  Expenses                    $   759,318  $   723,102   $  628,637
                              -----------  -----------   ----------
  Operating
      income before
      equity in
      undistributed
      earnings of
      subsidiary              $   939,374  $   919,606   $  828,448

  Equity in
      undistributed
      earnings of
      subsidiary for
      the year                $   687,130  $  1,652,766  $1,395,689
                              -----------  ------------  ----------


  Income before
      provision for
      income taxes            $ 1,626,504   $ 2,572,372  $2,224,137
                              -----------   -----------  ----------
  Provision for
      Income Taxes
      Current                 $   120,137   $   193,116  $  144,000
      Deferred                                      -0-     105,000
                              -----------   ------------  ---------
                              $   120,137   $   193,116   $ 249,000

                              -----------   -----------   ---------
Net Income                    $ 1,506,367   $ 2,379,256  $1,975,137
                              ===========   ===========  ==========
Earnings Per
  Share                       $      1.31   $      2.79    $   2.34
                              ===========   ===========   =========



          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (CONTINUED)
                            KENTUCKY INVESTORS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

                                    2000       1999        1998
                                   -----      ------      ------
NET CASH
  PROVIDED
  BY OPERATING
  ACTIVITIES                  $   763,553  $(4,456,914) $  592,177
                              -----------  ------------ ----------

FINANCING
  ACTIVITIES
  Decrease in
      Notes
      Payable                 $  (293,277) $  (137,758)$  (107,759)
  Dividends                      (547,081)    (439,945)   (440,800)
  Acquisition of Treasury Stock  ( 58,518)    ( 67,252)    (28,000)
  Purchase of Minority



     Interest of Affiliate Stock       -0-   5,072,141         -0-
  Proceeds from Notes Payable    2,000,000         -0-         -0-
  Notes Receivable            $ (1,810,665)        -0-         -0-
                              ------------   ---------   ---------

CASH USED BY
  FINANCING
  ACTIVITIES                  $   (709,541)$ 4,427,186 $  (576,559)
                              ------------ ----------- ------------
INCREASE
  (DECREASE)
  IN CASH                     $     54,012 $  ( 29,728)$    15,618

Cash and Cash
  Equivalents
  at beginning
  of year                     $     22,756  $   52,484 $    36,866
                              ------------  ---------- -----------
CASH AND CASH
  EQUIVALENTS
  AT END OF
  YEAR                        $     76,768  $   22,756 $    52,484
                              ============  ========== ===========



                            KENTUCKY INVESTORS, INC.
                                  SCHEDULE III
                      SUPPLEMENTARY INSURANCE INFORMATION

                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                    SEGMENT

                                         Credit
                            Traditional  Insurance
                Preneed     Universal    Products   Corporate
                Burial      Life         and Admn.  and
                Products    Products     Svcs.      Other        Total

                $           $            $          $           $


Deferred
Policy
Acquisi-
tion
Costs            17,140,527  6,807,465         9,952      4,697   23,962,641


Future
Policy
Benefits,
Losses,
Claims &
Loss
Expenses        214,848,917 66,266,553     2,614,249  6,366,566  290,096,285

Unearned
Premium                 -0-      3,732    23,782,200     30,239   23,816,171

Other
Policy
Claims &
Benefits
Payable           1,300,485  1,948,740     1,016,614    190,447    4,456,286

Premiums
Revenue          39,116,730  8,476,674        31,251    314,744   47,939,399

Net
Invest-
ment
Income
(1) and
(3)              11,319,414  4,538,707         2,788    557,576   16,418,485

Benefits
claims,
Losses &
Settle-
ment
Expenses          20,573,913 7,109,896        15,732    392,723   28,092,264

Amorti-
zation
Deferred
Acquisi-
tion
Costs              5,444,515 1,754,820        11,111      2,612    7,213,058

Other
Operating
Expenses(2)        4,871,900 1,781,325       316,093    508,294    7,477,612

(1) Net investment income is allocated in proportion to policy liabilities and stockholders' equity for the subsidiary and to the corporate segment for the parent.
(2) Other operating expenses are assigned directly to the applicable segment for the subsidiary and to the corporate segment for the parent.
(3)  Includes realized investment gains or losses.


                            KENTUCKY INVESTORS, INC.
                                  SCHEDULE III
                      SUPPLEMENTARY INSURANCE INFORMATION
                                  (Continued)
                      FOR THE YEAR ENDED DECEMBER 31, 1999

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


                            KENTUCKY INVESTORS, INC.
                           SCHEDULE IV - REINSURANCE
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                    Accident
                  Life              Premium,        and
                  Insurance         Life            Health      TOTAL
                  In Force          Insurance       Insurance   PREMIUMS

                  $                  $              $            $

Gross Amount      1,913,771,000      59,705,343     5,637,282    65,342,625

Ceded to
other
Companies           834,725,000      14,372,530     5,642,818    20,015,348

Assumed
from other
Companies          1,003,059,000      2,368,686         5,999     2,374,685

Net Amount         2,082,105,000     47,701,499           463    47,701,962

Percentage
of Amount
Assumed to
Net               48%                  5%               1296%        5%



                            KENTUCKY INVESTORS, INC.
                           SCHEDULE IV - REINSURANCE
                                  (Continued)
                      FOR THE YEAR ENDED DECEMBER 31, 1999

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