Form 10-Q
period 2001-03-31
KENTUCKY INVESTORS INC
filed 2001-05-11
CIK 55362

content="text/html; charset=iso-8859-1"> Kentucky Investors, Inc. Form 10-Q (1st Qtr 2001)
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q QUARTERLY REPORT

Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THREE MONTHS ENDED

March 31, 2001

Commission File: 0-1999

KENTUCKY INVESTORS, INC. (Exact name of registrant as specified in Charter)

Kentucky (State of Other Jurisdiction of Incorporation or Organization)

61-6030333 (IRS Employer Identification Number)

200 Capital Avenue, P. O. Box 717 Frankfort, Kentucky 40602 (Address of Principal Executive Offices)

Registrant’s Telephone Number - (502) 223-2361

Securities registered pursuant to Section 13(g) of the Act:

Common Capital Stock par value $1.00 per share (Title of Class)

Number of outstanding shares as of March 31, 2001 - 1,145,099.72

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

ITEM 1. The following consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("GAAP"). In management's opinion, all adjustments and certain reclassifications necessary for a fair statement of financial position at March 31, 2001 and December 31, 2000 and the results of operations for the three months ended March 31, 2001 and 2000 have been made.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2001	December 31, 2000
Assets
Investments
Fixed maturities available-for-sale at
fair value (amortized cost:
2001-$221,072,382; 2000-
$199,874,770)	$229,517,288	$220,446,702
Mortgage loans on real estate	23,381,428	23,864,291
Other investments	10,817,533	11,446,046

Total investments	$263,716,249	$255,757,039

Cash and cash equivalents	4,791,394	3,324,447
Due and deferred premiums	4,428,842	4,601,062
Deferred acquisition costs	24,095,069	23,962,641
Present value of future profits	570,304	586,298
Other assets	8,080,646	8,301,041
Amounts recoverable from reinsurers	69,273,520	69,403,217

	$374,956,024	$365,935,745

Liabilities and Stockholders' Equity

Liabilities
Policy liabilities
Benefit reserves	$294,140,209	$290,096,285
Unearned premium reserves	23,384,368	23,816,171
Other policyholders' funds	4,466,486	4,456,286

Total policy liabilities	$321,991,063	$318,368,742
Federal income taxes	5,874,841	3,810,143
Notes payable	2,053,807	2,000,000
Other liabilities	5,187,995	4,502,542

Total liabilities	$335,107,706	$328,681,427

Stockholders' Equity
Common stock (shares issued:
2001-1,145,099; 2000-1,151,323)	$ 1,145,099	$ 1,151,323
Paid-in surplus	8,399,134	8,399,106
Accumulated other comprehensive income	5,501,755	3,001,407
Retained earnings	24,802,330	24,702,482

Total stockholders' equity	$ 39,848,318	$ 37,254,318

	$374,956,024	$365,935,745

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended March 31
	2001	2000
REVENUES
Premiums and other considerations	$12,320,718	$12,072,877
Investment income, net of expenses	4,511,743	4,094,961
Realized gain on investments, net	98,595	103,816
Other income	249,459	219,779

Total revenues	$17,180,515	$16,491,433

BENEFITS AND EXPENSES

Death and other policyholder
benefits	$ 7,750,829	$ 7,585,810
Guaranteed annual endowments	181,896	189,953
Dividends to policyholders	173,899	172,212
Increase in benefit reserves and
unearned premiums	4,529,137	4,111,432
Amortization of deferred
acquisition costs, net	(489,825)	(341,774)
Commissions	1,525,591	1,566,929
Other insurance expenses	2,440,058	2,296,209

Total benefits and expenses	$16,111,585	$15,580,771

Income from operations before Federal
income tax and minority interest
in net income of subsidiary	$ 1,068,930	$ 910,662

Provision for income taxes:
Current	$ 43,754	$ 86,970
Deferred	333,000	222,696

	$ 376,754	$ 309,666
Income from operations	$ 692,176	$ 600,996

Net Income	$ 692,176	$ 600,996

Earnings per share	$ 0.60	$ 0.52

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Three Months Ended March 31
	2001	2000

Net cash provided by operating activities	$ 6,298,657	$ 5,424,644

Investing activities
Securities available-for-sale:
Purchases	$(10,063,780)	$ (4,964,008)
Sales and maturities	5,074,636	4,016,347
Other investments:
Cost of acquisition	(1,082,720)	(3,012,734)
Sales and maturities	2,358,037	873,121
Other investing activities	13,559	(52,994)

Net cash used by investing activities	$ (3,700,268)	$ (3,140,268)

Financing Activities
Receipts from universal life policies
credited to policyholder
account balances	$ 1,443,536	$ 1,182,192
Return of policyholder account
balances on universal
life policies	(2,030,273)	(2,129,839)
Other financing activities	(544,705)	(597,520)

Net cash used by financing activities	$ (1,131,442)	$ (1,545,167)

Increase in cash and cash equivalents	$ 1,466,947	$ 739,209

Cash and cash equivalents at beginning
of period	3,324,447	2,428,652

Cash and cash equivalents at end of period	$ 4,791,394	$ 3,167,861

See accompanying notes.

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2001 (Unaudited)

NOTE A - Nature of Operations: Kentucky Investors, Inc. (Kentucky Investors) is the holding company of Investors Heritage Life Insurance Company (Investors Heritage), Investors Heritage Printing, Inc., a printing company and Investors Heritage Financial Services Group, Inc., an insurance marketing company. These entities are collectively hereinafter referred to as the "Company". The operations of Kentucky Investors are principally that of its life insurance company, Investors Heritage. The operations of the non-insurance subsidiaries of Kentucky Investors accounts for less than 1% of the Company’s total operations.

The Company’s operations involve the sale and administration of various insurance and annuity products, including, but not limited to, participating, non-participating, whole life, limited pay, universal life, annuity contracts, credit life, credit accident and health and group insurance policies. The principal markets for the Company’s products are in the Commonwealths of Kentucky and Virginia, and the states of North Carolina, South Carolina, Ohio, Indiana, Florida, Tennessee, Illinois, Georgia, West Virginia, Arizona, Michigan, Mississippi and Texas.

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000, included in the Company’s Annual Report on Form 10-K.

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

NOTE C - Earnings per Share: Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The number of shares used in this computation for the Company is 1,146,611 and 1,147,139 for March 31, 2001 and 2000, respectively.

NOTE D - Segment Data: The Company operates in four segments as shown in the following table. All segments include both individual and group insurance. Identifiable revenues and expenses are assigned directly to the applicable segment. Net investment income is generally allocated to the insurance and the corporate segments in proportion to policy liabilities and stockholders’ equity, respectively. Corporate segment results for the parent company, Investors Heritage Printing, Inc. and Investors Heritage Financial Services Group, after elimination of intercompany amounts, are presented.

	Three Months Ended
	March 31, 2001	March 31, 2000

Revenues:
Preneed & Burial Products	$13,266,524	$12,405,238
Traditional & Universal Life Products	3,180,420	3,348,604
Credit Insurance Products &
Administrative Services	121,137	169,890
Corporate & Other	612,434	567,701
	$17,180,515	$16,491,433

Pre-Tax Income from Operations:
Preneed & Burial Products	$ 453,310	$ 378,325
Traditional & Universal Life Products	380,617	154,436
Credit Insurance Products &
Administrative Services	45,939	85,352
Corporate & Other	189,064	292,549
	$ 1,068,930	$ 910,662

NOTE E - Federal Income Taxes: Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTE F – Comprehensive Income: The components of comprehensive income (loss), net of related tax, are as follows:

Three Months Ended
	March 31, 2001	March 31, 2000
Net income	$ 692,176	$ 600,996
Net unrealized gains on available-for-sale Securities	2,500,348	903,448
Comprehensive income	$3,192,524	$ 1,504,444

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Investors Heritage offers a full line of life insurance products including, but not limited to, whole life, term life, single premium life, multi-pay life and annuities. Investors Heritage’s primary lines of business are insurance policies and annuities utilized to fund preneed funeral contracts, credit life and credit disability insurance, and term life and reducing term life sold through financial institutions.

Management anticipates the introduction of a new whole life final expense product during the third quarter of 2001. The new product, Heritage Final Expense, will replace the Legacy 2000 Final Expense series and will be marketed through funeral homes and independent agencies. The Company is also exploring reinsurance opportunities with regard to this new product to reduce initial surplus strain and level out future profits.

The Company’s operating earnings are derived primarily from revenues generated from the sale of these products by Investors Heritage, plus the Company’s investment results, including realized gains (losses), less interest credited, benefits to policyholders and expenses.

While the Company continues to expand the operations of FSG and IHP, less than 1% of the Company’s total operations were generated by those subsidiaries. As expected, more than 10% of FSG’s revenues during the first quarter 2001 were derived from the sale of the Investors Heritage’s credit insurance products. The Company anticipates a dividend to be paid by FSG during the second, third and fourth quarters in 2001. The Company anticipates a small dividend to be declared and paid by IHP during 2001.

The Company’s primary uses of cash are operating expenses and dividend payments, and the Company’s principal sources of cash are the dividends paid to it by Investors Heritage, FSG and IHP. Investors Heritage's principal sources of cash are from the sale of life insurance policies and investment income, including realized gains (losses), less benefits to policyholders and expenses. Therefore, the remainder of the discussion will deal with the financial condition and results of operations of Investors Heritage.

Investments, Liquidity and Capital Resources

Premiums, which include mortality and expense charges, and investment income are Investors Heritage’s primary sources of cash flow used to meet short-term and long-term cash requirements.

Investors Heritage’s short-term obligations consist primarily of policyholder benefits and operating expenses. Investors Heritage has historically been able to meet these obligations out of operating cash, premiums and investment income.

Management is not aware of any commitments or unusual events that could materially affect capital resources. Management is not aware of any commitments or unusual events that could materially affect the Company's capital resources. During the fourth quarter of 2000 Kentucky Investors borrowed $2,000,000 on a long-term basis; however, there was no short-term external debt. Kentucky Investors utilized $200,000 of the loan amount to reduce debt to Investors Heritage and $1,800,000 was loaned to Investors Heritage in exchange for a surplus note. The note calls for Investors Heritage to pay, on or before the first day of each quarter, interest at an 8.5% annual rate, upon prior approval by the Kentucky Department of Insurance. Such interest may be paid out of Investors Heritage's earned surplus, operating income, or paid-in and contributed surplus. The Company also has a $150,000 line-of-credit note with a bank, of which $84,000 is outstanding at March 31, 2001. However, the Company and Investors Heritage will continue to explore various opportunities including corporate reorganizations, acquisitions and purchasing blocks of business from other companies, which may dictate a need for either long-term or short-term debt.

Investors Heritage has maintained a sound, conservative investment strategy. At March 31, 2001, 86.2% of invested assets consisted of fixed income public bonds compared to 85.3% at December 31, 2000. Fixed income assets are managed by Conning Asset Management Company, an independent portfolio manager.

Additionally, Investors Heritage also engages in commercial and residential mortgage lending with approximately 95% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At March 31, 2001, 8.8% of invested assets consisted of mortgage loans compared to 9.2% at December 31, 2000. Management anticipates funding several new mortgage loan investments during the remainder of 2001 to maintain a similar or slightly higher percentage of mortgage loans to total invested assets.

Investors Heritage’s conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At March 31, 2001, Investors Heritage’s fixed income investments were 100% investment grade as rated by Standard & Poor’s, unchanged from December 31, 2000. None of Investors Heritage’s fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

Investors Heritage’s principal long-term obligations are fixed contractual obligations incurred in the sale of its life insurance products. The premiums charged for these products are based on conservative and actuarially sound assumptions as to mortality, persistency and interest. Investors Heritage believes these assumptions will produce revenues sufficient to meet its future contractual benefit obligations and operating expenses, and provide an adequate profit margin.

Results of Operations

Total premium income (net of reinsurance) increased 2.1% when compared to the first quarter of 2000 due primarily to increases in pre-need sales. Net investment income for the first quarter 2001 compared to the first quarter of 2000 increased 10.2% primarily due to the increase in Investors Heritage’s asset base. Overall Revenue for the first quarter 2001 increased 4.2% when compared to the first quarter of 2000.

Total Benefits and Expenses were 3.4% higher in the first quarter of 2001 when compared to the same quarter of 2000 primarily due to higher premium production in pre-need sales. After providing for federal income taxes, the Company’s Net Income was $692,176 with Earnings per share of $0.60 for the first three months of 2001 as compared to Net Income of $600,996 and Earnings per share of $0.52 for the same period in 2000. During the first quarter 2001 the Company’s Board of Directors declared a dividend of $0.38 per share to be paid April 6, 2001, to shareholders of record on March 23, 2001.

Business Segments

Management internally evaluates the performance of Investors Heritage operations by the following business segments:

Preneed & Burial Products includes both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were 6.9% higher for the first quarter of 2001 when compared to the same period of 2000. The increase is due to a significant increase in sales during March from the Investors Heritage's Legacy 2000 Series of Preneed and Burial Products used in the preneed funeral and final expense markets. Pre-Tax Income from Operations for the first quarter 2001 was 19.8% higher than the comparable period for 2000 due primarily to better mortality than the first quarter of 2000. Investors Heritage plans to continue its expansion of territory and recruitment of agents in the Preneed and Burial insurance market.

Traditional & Universal Life Products include traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were 5% lower for the first quarter of 2001 when compared to the first quarter of 2000. Pre-Tax Income from Operations for the first quarter 2000 was 146% higher than the comparable period for 2000. Revenues for the first quarter 2001 were slightly lower than projected. Pre-Tax Income from Operations for the first quarter 2000 was significantly higher than projected primarily due to higher than projected claims.

Credit Insurance Products & Administrative Services include the marketing and administration of credit life and credit accident & health insurance products. Revenues were 28.7% lower and Pre-Tax Income from Operations was 46.2% lower for the first quarter of 2001 when compared to the first quarter of 2000 primarily due to the reduction in the need for credit insurance because of fewer consumer loans being made during the first quarter of 2001 when compared to the previous year's first quarter. With less production there was a related reduction in service fee income for this segment. All of the related underwriting risk currently produced is being reinsured 100% with highly-rated life companies.

Corporate & Other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. Revenues were 7.5% higher and Pre-Tax Income from Operations was 35.4% lower for the first quarter of 2001 when compared to the first quarter of 2000. The increases are primarily due to realized gains from the sale of investments and policy reserves released due to the reinsuring of a closed block of individual accident and health business, both of which occurred in the first quarter of 2000.

Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 36.78% at March 31, 2001 compared to 34.0% for March 31, 2000. The increase in the effective tax rate is due primarily to the reduced benefit of the small life insurance company deduction resulting from an increase in net income.

Forward Looking Information

The Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company’s beliefs concerning future levels of sales and redemptions of Investors Heritage’s products, investment spreads and yields, or the earnings and profitability of the Company’s or Investors Heritage’s activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable factors and developments. Some of these may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments, industry consolidation and the effects of competition in the insurance business from other insurance companies and other financial institutions operating in the Company’s market area and elsewhere. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company’s investment portfolio. The Company cautions that such factors are not exclusive. The Company disclaims any obligation to update forward-looking information.

PART II – OTHER INFORMATION

Item 1.		Legal Proceedings

The Company is not involved in any legal proceedings. From time to time Investors Heritage is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 9, 2001, Investors Heritage is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on Investors Heritage’s or the Company’s financial condition or results of operations.

Item 2.		Changes in Securities

None

Item 3.		Defaults Upon Senior Securities

None

Item 4.		Submission of Matters to a Vote of Security Holders

None

Item 5.		Other Information

None

Item 6.		Exhibits and Reports on Form 8-K

	a)	Exhibits.

No exhibits were filed for the quarter ended March 31, 2001.

	b)	Reports on Form 8-K

No reports on Form 8-K were filed for the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.

/s/ Harry Lee Waterfield, II
BY: HARRY LEE WATERFIELD II, PRESIDENT
DATE: May 11, 2001

/s/ Jimmy R. McIver
BY: JIMMY R. MCIVER, TREASURER
DATE: May 11, 2001