Form 10-Q
period 2001-06-30
KENTUCKY INVESTORS INC
filed 2001-08-13
CIK 55362

content="text/html; charset=iso-8859-1"> Kentucky Investors, Inc. - Form 10-Q, 2nd Qtr 2001
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q
QUARTERLY REPORT

Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THREE MONTHS ENDED

June 30, 2001

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

Number of outstanding shares as of June 30, 2001 - 1,130,822.72

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No

PART I - CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1. The following consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("GAAP"). In management's opinion, all adjustments and certain reclassifications necessary for a fair statement of financial position at June 30, 2001 and December 31, 2000 and the results of operations for the three months ended June 30, 2001 and December 31, 2000 have been made.

KENTUCKY INVESTORS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2001	December 31, 2000
Assets
Investments
Fixed maturities available-for-sale at fair value (amortized cost: 2001-$224,657,099; 2000- $215,983,658)	$230,395,801	$220,446,702
Mortgage loans on real estate	24,699,046	23,864,291
Other investments	10,962,016	11,446,046

Total investments	$266,056,863	$255,757,039

Cash and cash equivalents	3,871,315	3,324,447
Due and deferred premiums	4,288,923	4,601,062
Deferred acquisition costs	24,569,500	23,962,641
Present value of future profits	551,731	586,298
Other assets	8,257,534	8,301,041
Amounts recoverable from reinsurers	69,400,727	69,403,217

	$376,996,593	$365,935,745

Liabilities and Stockholders' Equity
Liabilities
Policy liabilities
Benefit reserves	$298,212,239	$290,096,285
Unearned premium reserves	23,157,598	23,816,171
Other policyholders' funds	4,523,899	4,456,286
Total policy liabilities	$325,893,736	$318,368,742
Federal income taxes	5,361,311	3,810,143
Notes payable	2,353,848	2,000,000
Other liabilities	4,550,254	4,502,542

Total liabilities	$338,159,149	$326,681,427

Stockholders' Equity
Common stock (shares issued:
2001-1,130,823; 2000-1,151,323)	$ 1,130,823	$ 1,151,323
Paid-in surplus	8,399,141	8,399,106
Accumulated other comprehensive income	3,973,896	3,001,407
Retained earnings	25,333,584	24,702,482

Total stockholders' equity	$ 38,837,444	$ 37,254,318

	$376,996,593	$363,935,745

See accompanying notes.

KENTUCKY INVESTORS, INC.
Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended June 30
	2001	2000
REVENUES

Premiums and other considerations	$12,897,136	$11,893,188
Investment income, net of expenses	4,566,480	4,164,074
Realized gain on investments, net	66,960	(36,448)
Other income	276,831	296,882

Total revenues	$17,807,407	$16,317,696

BENEFITS AND EXPENSES

Death and other policyholder benefits	$ 7,357,860	$ 6,359,302
Guaranteed annual endowments	210,601	219,170
Dividends to policyholders	200,319	205,075
Increase in benefit reserves and unearned premiums	4,984,883	5,158,076
Amortization of deferred acquisition costs, net	(234,507)	(265,235)
Commissions	1,472,285	1,522,265
Other insurance expenses	2,630,242	2,351,079

Total benefits and expenses	$16,621,683	$15,549,732

Income from operations before Federal income tax and minority interest in net income of subsidiary	$ 1,185,724	$ 767,964

Provision for income taxes:
Current	$ 105,909	$ 59,882
Deferred	285,000	172,482

	$ 390,909	$ 232,364

Income from operations	$ 794,815	$ 535,600

Net Income	$ 794,815	$ 535,600

Earnings per share	$ 0.71	$ 0.47

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.
Condensed Consolidated Income Statements (Unaudited)

	Six Months Ended June 30
	2001	2000
REVENUES

Premiums and other considerations	$25,217,854	$23,966,065
Investment income, net of expenses	9,078,223	8,259,035
Realized gain on investments, net	165,555	67,368
Other income	526,290	516,661

Total revenues	$34,987,922	$32,809,129

BENEFITS AND EXPENSES

Death and other policyholder benefits	$15,108,689	$13,945,112
Guaranteed annual endowments	392,497	409,123
Dividends to policyholders	374,218	377,287
Increase in benefit reserves and unearned premiums	9,514,020	9,269,508
Amortization of deferred acquisition costs, net	(724,332)	(607,009)
Commissions	2,997,876	3,089,194
Other insurance expenses	5,070,300	4,647,288

Total benefits and expenses	$32,733,268	$31,130,503

Income from operations before Federal income tax and minority interest in net income of subsidiary	$ 2,254,654	$ 1,678,626

Provision for income taxes:
Current	$ 149,663	$ 146,852
Deferred	618,000	395,178

	$ 767,663	$ 542,030

Income from operations	$ 1,486,991	$ 1,136,596

Net Income	$ 1,486,991	$ 1,136,596

Earnings per share	$ 1.31	$ 0.99

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.
Condensed Consolidated Statements of Cash Flow (Unaudited)

	Six Months Ended June 30
	2001	2000

Net cash provided by operating activities	$ 11,209,315	$ 10,413,176

Investing activities
Securities available-for-sale:
Purchases	$(20,984,515)	$(13,061,078)
Sales and maturities	12,516,556	8,784,202
Other investments:
Cost of acquisition	(3,425,007)	(3,762,167)
Sales and maturities	3,389,568	1,173,071
Net purchase of Franklin American Life Insurance Company policy obligations	0	(661,717)
Other investing activities	(2,825)	(96,416)

Net cash used by investing activities	$ (8,506,223)	$ (7,624,105)

Financing Activities
Receipts from universal life policies credited to policyholder account balances	$ 2,597,870	$ 2,300,391
Return of policyholder account balances on universal life policies	(4,231,618)	(4,060,151)
Net proceeds from notes payable	353,848	0
Other financing activities	(876,324)	(471,174)

Net cash used by financing activities	$ (2,156,224)	$ (2,230,934)

Increase in cash and cash equivalents	$ 546,868	$ 558,137

Cash and cash equivalents at beginning of period	3,324,447	2,428,652

Cash and cash equivalents at end of period	$ 3,871,315	$ 2,986,789

See accompanying notes.

KENTUCKY INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
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

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K.

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

NOTE C - Earnings per Share: Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The number of shares used in this computation for the Company is 1,137,081 and 1,147,134 for June 30, 2001 and 2000, respectively.

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

Three Months Ended
	June 30, 2001	June 30, 2000

Revenues:
Preneed & Burial Products	$13,797,495	$12,333,803
Traditional & Universal Life Products	3,428,337	3,397,671
Credit Insurance Products &
administrative Services	(11,487)	91,679
Corporate & Other	593,062	494,543
	$17,807,407	$16,317,696

Pre-Tax Income from Operations:
Preneed & Burial Products	$ 652,181	$ 582,657
Traditional & Universal Life Products	340,588	56,604
Credit Insurance Products &
Administrative Services	55,893	13,989
Corporate & Other	137,062	114,714
	$ 1,185,724	$ 767,964

	Six Months Ended
	June 30, 2001	June 30, 2000

Revenues:
Preneed & Burial Products	$27,064,019	$24,739,041
Traditional & Universal Life Products	6,608,757	6,746,275
Credit Insurance Products &
Administrative Services	109,650	261,569
Corporate & Other	1,205,496	1,062,244
	$34,987,922	$32,809,129

Pre-Tax Income from Operations:
Preneed & Burial Products	$ 1,105,491	$ 960,982
Traditional & Universal Life Products	721,205	211,040
Credit Insurance Products &
Administrative Services	101,832	99,341
Corporate & Other	326,126	407,263
	$ 2,254,654	$ 1,678,626

NOTE E - Federal Income Taxes: Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTE F – Comprehensive Income: The components of comprehensive income (loss), net of related tax, are as follows:

Three Months Ended
	June 30, 2001	June 30, 2000

Net income	$ 794,815	$ 535,600
Net unrealized gains (losses) on available-for-
sale Securities	(1,527,859)	(1,415,860)
Comprehensive income (loss)	$ (733,044)	$ (880,260)

Six Months Ended
	June 30, 2001	June 30, 2000

Net income	$ 1,486,991	$ 1,136,596
Net unrealized gains (losses) on available-for-
sale Securities	972,489	(512,412)
Comprehensive income	$ 2,459,480	$ 624,184

NOTE G – New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

During the second quarter 2001, Investors Heritage introduced a new whole life final expense product. The new product, Heritage Final Expense, will replace the Legacy 2000 Final Expense series and will be marketed through funeral homes and independent agencies. The Company has also entered into a new reinsurance agreement with regard to this new product to reduce initial surplus strain and level out future profits.

The Company's operating earnings are derived primarily from revenues generated from the sale of these products by Investors Heritage, plus the Company's investment results, including realized gains (losses), less interest credited, benefits to policyholders and expenses.

While the Company continues to expand the operations of FSG and IHP, less than 1% of the Company's total operations were generated by those subsidiaries. As expected, more than 10% of FSG's revenues during the second quarter 2001 were derived from the sale of the Investors Heritage's credit insurance products. The Company anticipates a dividend to be paid by FSG during the third and fourth quarters in 2001. The Company anticipates a small dividend to be declared and paid by IHP during 2001.

The Company's primary uses of cash are operating expenses, debt service and dividend payments, and the Company's principal sources of cash are the dividends paid to it by Investors Heritage, FSG and IHP. Investors Heritage's principal sources of cash are from the sale of life insurance policies and investment income, including realized gains (losses), less benefits to policyholders and expenses. Therefore, the remainder of the discussion will deal with the financial condition and results of operations of Investors Heritage.

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

Management is not aware of any commitments or unusual events that could materially affect the Company's capital resources. During the fourth quarter of 2000 Kentucky Investors borrowed $2,000,000 on a long-term basis; however, there was no short-term external debt. Kentucky Investors utilized $200,000 of the loan amount to reduce debt to Investors Heritage and $1,800,000 was loaned to Investors Heritage in exchange for a surplus note. The note calls for Investors Heritage to pay, on or before the first day of each quarter, interest at an 6.0% annual rate, upon prior approval by the Kentucky Department of Insurance. Such interest may be paid out of Investors Heritage's earned surplus, operating income, or paid-in and contributed surplus. The Company also has a $150,000 line-of-credit note with a bank, of which $-0- is outstanding at June 30, 2001. However, the Company and Investors Heritage will continue to explore various opportunities including corporate reorganizations, acquisitions and purchasing blocks of business from other companies, which may dictate a need for either long-term or short-term debt.

Investors Heritage has maintained a sound, conservative investment strategy. At June 30, 2001, 85.7% of invested assets consisted of fixed income public bonds compared to 85.3% at December 31, 2000. Fixed income assets are managed by Conning Asset Management Company, an independent portfolio manager.

Additionally, Investors Heritage also engages in commercial and residential mortgage lending with approximately 95% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At June 30, 2001 and at December 31, 2000, 9.2% of invested assets consisted of mortgage loans compared to 9.2% at December 31, 2000. Management anticipates funding several new mortgage loan investments during the remainder of 2001 to maintain a similar or slightly higher percentage of mortgage loans to total invested assets.

Investors Heritage's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At June 30, 2001, Investors Heritage's fixed income investments were 99.72% investment grade as rated by Standard & Poor's, compared to 100% at December 31, 2000. None of Investors Heritage's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

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

Results of Operations

Total premium income (net of reinsurance) for the second quarter increased 8.4% when compared to the second quarter of 2000 and increased 5.2% for the first six months of 2001 when compared to the same period in 2000, due primarily to increases in pre-need sales. Net investment income for the second quarter 2001 compared to the second quarter of 2000 increased 9.7% and increased 9.9% for the first six months of 2001 when compared to the same period in 2000 primarily due to the increase in Investors Heritage's asset base. Overall Revenue for the second quarter 2001 increased 9.1% when compared to the second quarter of 2000 and increased 6.6% for the first six months of 2001 when compared to the same period in 2000.

Total Benefits and Expenses were 6.9% higher in the first quarter of 2001 when compared to the same quarter of 2000 and 5.1% higher the first six months of 2001 when compared to the same period in 2000 primarily due to higher premium production. After providing for federal income taxes, the Company's Net Income was $794,815 with Earnings per share of $0.71 for the second three months of 2001 as compared to Net Income of $535,600 and Earnings per share of $0.47 for the same period in 2000. The Company's Net Income was $1,486,991 with Earnings per share of $1.31 for the first six months of 2001 as compared to Net Income of $1,136,596 and Earnings per share of $.99 for the same period in 2000. A dividend of $0.38 per share was paid April 6, 2001, to shareholders of record on March 23, 2001.

Business Segments

Management internally evaluates the performance of Investors Heritage operations by the following business segments:

Preneed & Burial Products includes both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were 11.9% higher for the second quarter of 2001 when compared to the same period of 2000 and 9.4% higher in the first six months of 2001 when compared to the same period of 2000. The increase is due to a significant increase in sales from Investors Heritage's Legacy 2000 Series of Preneed and Burial Products used in the preneed funeral and final expense markets. Pre-Tax Income from Operations for the second quarter 2001 was 11.9% higher than the comparable period for 2000 and 15.0% higher in the first six months of 2001 when compared to the same period of 2000 due primarily to better mortality than the first six months of 2000. Investors Heritage plans to continue its expansion of territory and recruitment of agents in the Preneed and Burial insurance market.

Traditional & Universal Life Products includes traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were 0.9% higher for the first six months of 2001 when compared to the first six months of 2000 and 2.0% lower for the first six months of 2001 when compared to the same period in 2000. Pre-Tax Income from Operations for the first six months 2001 was 501.7% higher than the comparable period for 2000 and 241.7% higher for the first six months of 2001 when compared to the same period in 2000. Revenues for the first and second quarters 2001 were slightly lower than projected. Pre-Tax Income from Operations for the first and second quarters 2000 was significantly higher than projected primarily due to lower than projected claims.

Credit Insurance Products & Administrative Services includes the marketing and administration of credit life and credit accident & health insurance products. Revenues were 112.5% lower and Pre-Tax Income from Operations was 299.6% higher for the second quarter of 2001 when compared to the second quarter of 2000. Revenues were 58.1% lower for the first six months of 2001 when compared to the same period in 2000. Pre-Tax Income was 2.5% higher for the first six months of 2001 when compared to the same period in 2000. the reduction in Revenues is primarily due to the reduction in the need for credit insurance because of fewer consumer loans being made in 2001 when compared to the comparable periods in 2000. Higher Pre-Tax Income is primarily due to favorable claims experience.

Corporate & Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. Revenues were 19.9% higher for the second three months of 2001 when compared to the same period in 2000. Revenues were 13.6% higher for the first six months of 2001 when compared to the same period in 2000. Pre-Tax Income from Operations was 19.5% higher for the second three months of 2001 when compared to the same period in 2000 or these increases are primarily due to net realized gains from the sale of investments. Pre-Tax Income was 19.9% lower for the first six months of 2001 when compared to the same period in 2000. The decrease in Pre-Tax Income is primarily due to a release of policy reserves released due to the reinsuring of a closed block of individual accident and health business which occurred in the first quarter of 2000. The Pre-Tax Income loss for the first six months of 2001 is due to net realized losses from the sale of investments.

Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate for the second quarter of 2001 was 33.0% and 30.3% for the same period in 2000. The effective tax rate for the first six months of 2001 was 34.0% and 32.3% for the same period in 2000. The increase in the effective tax rate is due primarily to the reduced benefit of the small life insurance company deduction resulting from an increase in net income.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any legal proceedings. From time to time Investors Heritage is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 13, 2001, Investors Heritage is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on Investors Heritage's or the Company's financial condition or results of operations.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the stockholders was held May 10, 2001 at 11:00 a.m. The purpose of the meeting was to elect directors.

(b) Three (3) directors were elected to hold office for a term of three (3) years or until their successors are duly elected and qualified.

The following individuals were elected for a term of three (3) years and the number of votes cast was as follows:

Gordon Duke - Number of Votes Cast FOR - 949,909.764; WITHHELD - 576.44
Robert M. Hardy, Jr. - Number of Votes Cast FOR - 950,401.564; WITHHELD - 564.04
Harry Lee Waterfield II - Number of Votes Cast FOR - 949,552.844; WITHHELD - 933.36

The other directors whose terms will continue after the meeting are:

David Reed Helen S. Wagner Harold G. Doran Jerry F. Howell Jerry F. Howell, Jr.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

No exhibits were filed for the quarter ended June 30, 2001.

(b) Reports on Form 8-K

No reports on Form 8-K were filed for the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.

/s/
BY: HARRY LEE WATERFIELD II, PRESIDENT
DATE: August 13, 2001

/s/
BY: JIMMY R. MCIVER, TREASURER
DATE: August 13, 2001