Form 10-Q
period 2001-09-30
KENTUCKY INVESTORS INC
filed 2001-11-13
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC

FORM 10-Q
QUARTERLY REPORT

Under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THREE MONTHS ENDED

September 30, 2001

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

Number of outstanding shares as of September 30, 2001 - 1,132,584.700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) off the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes   X   No___

PART I - CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1. The following condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (GAAP). In management's opinion, all adjustments and certain reclassifications necessary for a fair statement of financial position at September 30, 2001 and December 31, 2000 and the results of operations for the three and nine month periods ended September 30, 2001 and 2000 have been made.

KENTUCKY INVESTORS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2001	December 31, 2000
Assets
Investments
Fixed maturities available for sale at
fair value (amortized cost
2001-$228,249,051 -
$210,733,662	$241,519,915	$220,446,702
Short term investments	947,089	1,890,815
Mortgage loans on real estate	24,274,489	23,864,291
Other investments	9,884,410	9,555,231

Total investments	$276,625,903	$255,757,039

Cash and cash equivalents	5,292,831	3,324,447
Due and deferred premiums	3,898,176	4,601,062
Deferred acquisition costs	24,220,763	23,962,641
Present value of future profits	533,158	586,298
Leased property under capital leases	109,808	224,879
Other assets	9,677,059	8,076,162
Amounts recoverable from reinsurers	68,764,879	69,403,217

	$389,122,577	$365,935,745

Liabilities and Stockholders' Equity
Liabilities
Policy liabilities
Benefit reserves	$302,765,366	$290,096,285
Unearned premium reserves	22,473,486	23,816,171
Other policyholders' funds	4,481,326	4,456,286
Total policy liabilities	$329,720,178	$318,368,742
Federal income taxes	7,513,465	3,810,143
Obligations under capital leases	101,877	228,991
Notes payable	2,307,663	2,000,000
Other liabilities	5,149,316	4,273,551

Total liabilities	$344,792,499	$328,681,427

Stockholders' Equity
Common Stock (shares issued:
2001 - 1,132,585 - 1,149,503	$ 1,132,585	$ 1,151,323
Paid-in surplus	8,410,874	8,399,106
Accumulated other comprehensive
income	8,490,821	3,001,407
Retained earnings	26,295,798	24,702,482

Total stockholders' equity	$ 44,330,078	$ 37,254,318

	$389,122,577	$365,935,745
See accompanying notes. KENTUCKY INVESTORS, INC.
Condensed Consolidated Income Statements (Unaudited)
	Three Months Ended September 30
	2001	2000
REVENUES

Premiums and other considerations	$12,723,215	$12,786,790
Investment income, net of expenses	4,595,800	4,355,269
Realized gain on investments, net	408,112	7,558
Other income	309,880	291,068

Total revenues	$18,037,007	$17,440,685

BENEFITS AND EXPENSES

Death and other policyholder benefits	$ 7,250,746	$ 6,292,646
Guaranteed annual endowments	163,317	171,331
Dividends to policyholders	175,827	172,149
Increase in benefit reserves and unearned
premiums	5,140,765	5,960,665
Amortization of deferred acquisition
costs, net	(263,258)	(321,186)
Commissions	1,575,621	1,521,196
Other insurance expenses	2,577,456	2,716,800

Total benefits and expenses	$16,620,474	$16,513,601

Income from operations before Federal
income taxes	$ 1,416,533	$ 927,084

Provision for income taxes:
Current	$ 224,772	$ (13,310)
Deferred	243,000	281,095

	$ 467,772	$ 267,785

Income from operations	$ 948,761	$ 659,299

Net Income	$ 948,761	$ 659,299

Earnings per share	$ 0.73	$ 0.57

Dividends per share	$ -	$ -

See accompanying notes.

KENTUCKY INVESTORS, INC.
Condensed Consolidated Income Statements (Unaudited)

	Nine Months Ended September 30
	2001	2000
REVENUES

Premiums and other considerations	$37,941,069	$36,752,855
Investment income, net of expenses	13,674,023	12,614,304
Realized gain on investments, net	573,667	74,926
Other income	836,170	807,729

Total revenues	$53,024,929	$50,249,814

BENEFITS AND EXPENSES

Death and other policyholder benefits	$22,359,435	$20,237,758
Guaranteed annual endowments	555,814	580,454
Dividends to policyholders	550,045	549,436
Increase in benefit reserves and unearned
premiums	14,654,785	15,230,173
Amortization of deferred acquisition
costs, net	(987,590)	(928,195)
Commissions	4,573,497	4,610,390
Other insurance expenses	7,647,756	7,364,088

Total benefits and expenses	$49,353,742	$47,644,104

Income from operations before Federal
income taxes	$ 3,671,187	$ 2,605,710

Provision for income taxes:
Current	$ 374,435	$ 133,542
Deferred	861,000	676,273

	$ 1,235,435	$ 809,815

Income from operations	$ 2,435,752	$ 1,795,895

Net Income	$ 2,435,752	$ 1,795,895

Earnings per share	$ 2.04	$ 1.56

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.
Condensed Consolidated Statements of Cash Flow (Unaudited)

	Nine Months Ended September 30
	2001	2000

Net cash provided by operating activities	$ 17,108,452	$ 16,762,733

Investing activities
Securities available-for-sale:
Purchases	$(36,455,935)	$(21,752,526)
Sales and maturities	24,842,678	9,863,495
Other investments:
Cost of acquisition	(3,617,822)	(6,938,482)
Sales and maturities	4,061,114	2,206,886
Net purchase of Franklin American Life
Insurance Company policy obligations	0	6,303,944
Other investing activities	1,409	(194,580)

Net cash used by investing activities	$(11,168,556)	$(10,511,263)

Financing Activities
Receipts from universal life policies credited to policyholders account
balances	$ 2,597,870	$ 3,308,407
Return of policyholder account balances
on universal life policies	(6,036,723)	(6,177,159)
Net proceeds from notes payable	307,663	0
Other financing activities	(840,322)	(511,969)

Net cash used by financing activities	$ (3,971,512)	$ (3,380,721)

Increase in cash and cash equivalents	$ 1,968,384	$ 2,870,749

Cash and cash equivalents at beginning
of period	3,324,447	2,428,652

Cash and cash equivalents at end of period	$ 5,292,831	$ 5,299,401

See accompanying notes.

KENTUCKY INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE A - Nature of Operations: Kentucky Investors, Inc. (Kentucky Investors) is the holding company of Investors Heritage Life Insurance Company (Investors Heritage), Investors Heritage Printing, Inc., a printing company and Investors Heritage Financial Services Group, Inc., an insurance marketing company. These entities are collectively hereinafter referred to as the 'Company'. The operations of Kentucky Investors are principally that of its life insurance company, Investors Heritage. The operations of the non-insurance subsidiaries of Kentucky Investors accounts for less than 1% of the Company's total operations.

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

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K.

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

NOTE C - Earnings per Share: Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The number of shares used in this computation for the Company is 1,194,322 and 1,147,929 for September 30, 2001 and 2000, respectively.

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

	Three Months Ended
	September 30, 2001	September 30, 2000
Revenues:
Preneed & Burial Products	$13,593,375	$13,406,436
Traditional & Universal Life Products	3,296,266	3,399,454
Credit Insurance Products &
Administrative Services	209,027	82,990
Corporate & Other	938,339	551,805
	$18,037,007	$17,440,685

Pre-Tax Income from Operations:
Preneed & Burial Products	$ 465,461	$ 464,025
Traditional & Universal Life Products	340,441	257,476
Credit Insurance Products &
Administrative Services	(27,372)	11,663
Corporate & Other	638,003	193,920
	$ 1,416,533	$ 927,084

	Nine Months Ended
	September 30, 2001	September 30, 2000
Revenues:
Preneed & Burial Products	$40,657,394	$38,145,477
Traditional & Universal Life Products	9,905,023	10,145,729
Credit Insurance Products &
Administrative Services	318,677	344,559
Corporate & Other	2,143,835	1,614,049
	$53,024,929	$50,249,814

Pre-Tax Income from Operations:
Preneed & Burial Products	$ 1,570,952	$ 1,425,007
Traditional & Universal Life Products	1,061,646	468,516
Credit Insurance Products &
Administrative Services	74,460	111,004
Corporate & Other	964,129	601,183
	$ 3,671,187	$ 2,605,710

NOTE E - Federal Income Taxes: Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTE F - Comprehensive Income: The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	September 30, 2001	September 30, 2000
Net income	$ 948,761	$ 659,299
Net unrealized gains on available-
for-sale Securities	4,516,925	2,626,243
Comprehensive income	$ 5,465,686	$ 3,285,542

	Nine Months Ended
	September 30, 2001	September 30, 2000
Net income	$ 2,435,752	$1,795,895
Net unrealized gains on available-
for-sale Securities	5,489,414	2,113,831
Comprehensive income	$ 7,925,166	$ 3,909,726

NOTE G - New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Kentucky Investors, Inc. (the 'Company') is incorporated under the laws of the Commonwealth of Kentucky and wholly owns Investors Heritage Life Insurance Company ('Investors Heritage'), a life insurance company also incorporated under the laws of the Commonwealth of Kentucky, Investors Heritage Financial Services Group, Inc. ('FSG'), an insurance marketing company which was formed in 1994, and Investors Heritage Printing, Inc. ('IHP'), a printing company that provides printing to Investors Heritage and other unaffiliated parties.

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

While the Company continues to expand the operations of FSG and IHP, less than 1% of the Company's total operations were generated by those subsidiaries. As expected, more than 10% of FSG's revenues during the third quarter 2001 were derived from the sale of the Investors Heritage's credit insurance products. The Company anticipates a dividend to be paid by FSG during the fourth quarter in 2001. A small dividend was declared and paid by IHP during 2001.

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

Management is not aware of any commitments or unusual events that could materially affect the Company's capital resources. During the fourth quarter of 2000 Kentucky Investors borrowed $2,000,000 and during the second quarter of 2001, borrowed an additional $400,000 on a long-term basis; however, there was no short-term external debt. Kentucky Investors utilized $200,000 of the loan amount to reduce debt to Investors Heritage and $1,800,000 was loaned to Investors Heritage in exchange for a surplus note. The note calls for Investors Heritage to pay, on or before the first day of each quarter, interest at a 5.0% annual rate, upon prior approval by the Kentucky Department of Insurance. Such interest may be paid out of Investors Heritage's earned surplus, operating income, or paid-in and contributed surplus. The Company also has a $150,000 line-of-credit note with a bank, of which $-0- is outstanding at September 30, 2001. However, the Company and Investors Heritage will continue to explore various opportunities including corporate reorganizations, acquisitions and purchasing blocks of business from other companies, which may dictate a need for either long-term or short-term debt.

Investors Heritage has maintained a sound, conservative investment strategy. At September 30, 2001, 86.5% of invested assets consisted of fixed income public bonds compared to 85.3% at December 31, 2000. Fixed income assets are managed by Conning Asset Management Company, an independent portfolio manager.

Additionally, Investors Heritage also engages in commercial and residential mortgage lending with approximately 95% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At September 30, 2001, 8.8% of invested assets consisted of mortgage loans compared to 9.3% at December 31, 2000. Management anticipates funding several new mortgage loan investments during the remainder of 2001 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets.

Investors Heritage's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At September 30, 2001, and at December 31, 2000 Investors Heritage's fixed income investments were 100.0% investment grade as rated by Standard & Poor's. None of Investors Heritage's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

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

Results of Operations

Total premium income (net of reinsurance) for the third quarter decreased 0.5% when compared to the third quarter of 2000 and increased 3.2% for the first nine months of 2001 when compared to the same period in 2000. The increase for the first nine months of 2001 over the previous year is due primarily to sales in our pre-need market being at or above targets. Management feels that the events of September 11 in New York and Washington, D.C. and the weeks that followed were a factor in the decrease in sales for the third quarter of 2001 compared to 2000. Net investment income for the third quarter 2001 compared to the third quarter of 2000 increased 5.5% and increased 8.4% for the first nine months of 2001 when compared to the same period in 2000 primarily due to the increase in Investors Heritage's investment asset base. Overall Revenue for the third quarter 2001 increased 3.4% when compared to the third quarter of 2000 and increased 5.5% for the first nine months of 2001 when compared to the same period in 2000.

Total Benefits and Expenses were 0.6% higher in the third quarter of 2001 when compared to the same quarter of 2000 and 3.6% higher the first nine months of 2001 when compared to the same period in 2000 primarily due to higher premium production. After providing for federal income taxes, the Company's Net Income was $948,761 with Earnings per share of $0.73 for the third quarter of 2001 as compared to Net Income of $659,299 and Earnings per share of $0.57 for the same period in 2000. The Company's Net Income was $2,435,752 with Earnings per share of $2.04 for the first nine months of 2001 as compared to Net Income of $1,795,895 and Earnings per share of $1.56 for the same period in 2000. A dividend of $0.38 per share was paid April 6, 2001, to stockholders of record on March 23, 2001.

Business Segments

Management internally evaluates the performance of Investors Heritage operations by the following business segments:

Preneed & Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were 1.4% higher for the third quarter of 2001 when compared to the same period of 2000 and 6.6% higher in the first nine months of 2001 when compared to the same period of 2000. The increase is due to a steady increase in sales from Investors Heritage's Legacy 2000 Series of Preneed and final expense products used in the preneed funeral and final expense markets. Pre-Tax Income from Operations for the third quarter 2001 was 0.3% higher than the comparable period for 2000 and 10.2% higher in the first nine months of 2001 when compared to the same period of 2000 due primarily to increased sales when compared to the first nine months of 2000. Investors Heritage plans to continue its expansion of territory and recruitment of agents in the Preneed and Burial insurance market.

Traditional & Universal Life Products include traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were 3.0% lower for the third quarter of 2001 when compared to the third quarter of 2000 and 2.4% lower for the first nine months of 2001 when compared to the same period in 2000. Pre-Tax Income from Operations for the third quarter of 2001 was 32.2% higher than the comparable period for 2000 and 126.6% higher for the first nine months of 2001 when compared to the same period in 2000. Revenues for the first nine months of 2001 were slightly lower than projected. Pre-Tax Income from Operations for the first and second quarters 2001 was significantly higher than projected primarily due to lower than projected claims.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident & health insurance products. Revenues were $126,037 higher and Pre-Tax Income from Operations was $39,035 lower for the third quarter of 2001 when compared to the second quarter of 2000. Revenues were $25,882 lower for the first nine months of 2001 when compared to the same period in 2000. Pre-Tax Income was $36,544 lower for the first nine months of 2001 when compared to the same period in 2000. Revenues and Pre-Tax Income for this segment are generated primarily from independent contractors and pertain to debt related products. The Company charges fees for administration but has no underwriting risk in the products that are sold. This business segment is insignificant to the overall operations of the Company.

Corporate & Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. Revenues were 70.0% higher for the third quarter of 2001 when compared to the same period in 2000. Revenues were 32.8% higher for the first nine months of 2001 when compared to the same period in 2000. Pre-Tax Income from Operations was 229.0% higher for the third quarter of 2001 when compared to the same period in 2000 and Pre-Tax Income was 60.4% higher for the first nine months of 2001 when compared to the same period in 2000. The increase in Pre-Tax Income is primarily due to net realized gains from the sale of investments.

Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate for the third quarter of 2001 was 33.0% and 28.9% for the same period in 2000. The effective tax rate for the first nine months of 2001 was 33.7% and 31.1% for the same period in 2000. The increase in the effective tax rate is due primarily to the reduced benefit of the small life insurance company deduction resulting from an increase in net income.

Forward Looking Information

The Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the 'SEC'). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as 'expect', 'anticipate',' believe' or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of Investors Heritage's products, investment spreads and yields, or the earnings and profitability of the Company's or Investors Heritage's activities.

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

The Company is not involved in any legal proceedings. From time to time Investors Heritage is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 5, 2001, Investors Heritage is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on Investors Heritage's or the Company's financial condition or results of operations.

Item 2.	Changes in Securities
None
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K
a) Exhibits
No exhibits were filed for the quarter ended September 30, 2001.
b) Reports on Form 8-K
No reports on Form 8-K were filed for the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.
/s/ Harry Lee Waterfield II
BY: HARRY LEE WATERFIELD II, PRESIDENT
DATE: November 13, 2001
/s/ Jimmy R. McIver
BY: JIMMY R. MCIVER, TREASURER
DATE: November 13, 2001