Form 10-K405
period 2001-12-31
KENTUCKY INVESTORS INC
filed 2002-03-29
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
COMMISSION FILE NUMBER 0-1999

KENTUCKY INVESTORS, INC.
(Exact name of registrant as specified in Charter)

KENTUCKY	61-6030333
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

200 Capital Avenue, Frankfort, Kentucky 40601
(Address of Principal Executive Offices)

Registrant's telephone number, including area code 502 223-2361

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class
Common $1 Par Value

Name of Each Exchange on Which Registered
OTC BULLETIN BOARD

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

YES (X) NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendments to this Form 10-K. (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant $15,925,260.85 as of December 31, 2001

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class
Common Capital Stock

Outstanding at December 31, 2001
1,132,959.72

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 2001 (form 10-K, Items 1, 5a, 6, 7, 7a and 8)
(2) Portions of the Proxy Statement dated April 12, 2002, for the Annual Meeting of Stockholders to be held May 9, 2002 (form 10-K, items 10, 11, 12 and 13.)

CONTENTS

PART I

		Page
ITEM 1.	BUSINESS	4
	(a) Business Overview (b) Financial Information About Industry Segments (c) Narrative Description of Business (d) Financial Information About Geographical Areas	4 5 6 13
ITEM 2.	PROPERTIES	15
ITEM 3.	LEGAL PROCEEDINGS	15
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS	15
ITEM 6.	SELECTED FINANCIAL DATA	15
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	16
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	16

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	16
ITEM 11.	EXECUTIVE COMPENSATION	17
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	18
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	18

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	18
INDEX TO EXHIBITS		18
SIGNATURES		20

PART I
Item 1. Business
(a) Business Overview

The business of Kentucky Investors, Inc. is the holder of 100% of the outstanding common stock of a life insurance company, a printing company and an insurance marketing company. Effective December 31, 1999, Kentucky Investors acquired 100% of the outstanding common stock of Investors Heritage Life Insurance Company pursuant to a share exchange agreement between Kentucky Investors and Investors Heritage. As a result of the share exchange each Investors Heritage stockholder received 1.24 shares of Kentucky Investors common stock in exchange for each share of Investors Heritage common stock. The Share Exchange did not have the effect of changing control of Investors Heritage since Kentucky Investors owned 74% of the outstanding common stock of Investors Heritage prior to the effective date of the transaction.

The acquisition of the remaining 26% of the Investors Heritage common stock from its minority stockholders was accounted for as a purchase. (Please see Note B to the Kentucky Investors' Consolidated Financial Statements for additional information regarding the share exchange.) The corporate management structure of Investors Heritage and Kentucky Investors did not change as a result of the share exchange. Investors Heritage continues to be an authorized Kentucky life domestic insurance company and will continue to operate as it has in the past. There were no changes in the officers or directors of either Investors Heritage or Kentucky Investors as a result of the share exchange.

Kentucky Investors owns 100% of Investors Heritage, Investors Heritage Printing, Inc. and Investors Heritage Financial Services Group, Inc. We will be referring to Investors Heritage Printing and Investors Heritage Financial Services Group as the "Non-insurance subsidiaries". We will be referring to Investors Heritage, Investors Heritage Printing and Investors Heritage Financial Services Group as the "Subsidiaries". We will also be referring to Kentucky Investors and its subsidiaries as the "Company".

Investors Heritage owns 96% of Investors Underwriters, Inc., an investment holding company. While the Non-insurance Subsidiaries continue to expand, less than 1% of the Kentucky Investors' total operations were generated by the Non-insurance Subsidiaries for the year ended December 31, 2001. The Non-insurance Subsidiaries' total assets and stockholder equity comprised less than 1% in the aggregate of the Kentucky Investors' reported total assets and stockholder equity as of December 31, 2001.

Investors Heritage Financial Services Group, a wholly-owned insurance and financial service marketing company markets Investors Heritage's credit insurance and mortgage redemption products and also markets a variety of products to financial institutions for a number of other unaffiliated companies.

(b) Financial Information About Industry Segments

Investors Heritage

The business segments of Investors Heritage are identified and discussed on Schedule III, Supplementary Insurance Information and on pages 40-41 of the Annual Report to Stockholders for the year ended December 31, 2001 and are incorporated herein by reference. Investors Heritage offers a portfolio of the standard forms of participating, non-participating, whole life, limited pay, endowments, split-funding, interest-sensitive whole life, guaranteed issue whole life, universal life, term and group life. In addition, Investors Heritage writes credit life and credit accident and health insurance (collectively "Credit Insurance') on a group basis.

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

Since 1993 Investors Heritage has continued to expand its marketing capability in this area. As a result, Investors Heritage steadily increased sales of preneed products. Since 1997 Investors Heritage continued to increase its marketing operations and to expand into new states, including but not limited to, Tennessee, Indiana, Illinois, Kansas, South Carolina and Georgia and continues to experience growth in premium production from these states.

During 2001, the Company focused on increasing its market share in existing states and expanding into some new areas. Overall ordinary premium production increased 9% from $34,576,542 in 2000 to $37,658,249 in 2001. Single premium growth was anticipated to be 10%, however, actual growth was 7% due primarily to a temporary decrease in sales for 6-8 weeks following the events of September 11. Single premium production for these preneed lines of business was $26,890,491 for 2001 compared to $25,188,426 for 2000 and Investors Heritage anticipates continued growth in this segment of approximately 8-10% during 2002.

Credit Insurance. Investors Heritage has marketed Credit Insurance since 1966. Since 1996 Investors Heritage Financial Services Group has marketed Investors Heritage's Credit Insurance products and will continue to do so in 2002. All of the risk on all Credit Insurance policies sold by Investors Heritage has been and will continue to be reinsured with larger, highly rated companies. Currently Investors Heritage has reinsurance agreements with Munich American Reassurance Company ("Munich") and The Canada Life Assurance Company ("Canada Life"). For the last several years Investors Heritage Financial Services Group has been marketing products for several unaffiliated companies to financial institutions. During 2001 Investors Heritage Financial Services Group continued to explore marketing opportunities for products of unaffiliated insurance companies, and entered into marketing relationships with two unaffiliated companies to market larger face amount term products, cancer, accident and second-to-die products. Appointments with five other unaffiliated companies are pending. These relationships will allow Investors Heritage Financial Services Group to provide more products and better serve our existing accounts thereby allowing us to further strengthen these agency relationships.

Investors Heritage Financial Services Group has also entered into a strategic marketing partnership with an unaffiliated insurance/marketing company to distribute Investors Heritage products. To date this relationship has brought new financial institution accounts in Tennessee, Georgia, South Carolina and Louisiana.

Management anticipates steady growth in this segment during 2002 due to Investors Heritage Financial Services Group's efforts.

Premium production increased by $800,600 to $2,928,650 in 2001 for the credit ordinary segment. This was a 27% increase over 2000 and Investors Heritage Financial Services Group exceeded its production goal by over $500,000.

(c) Narrative Description of Business

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

Approximately 35% of total insurance in force is Ordinary Life. The Ordinary Life sales are built around a standard portfolio of life insurance policies with some of the contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies. In addition, Investors Heritage also offers term insurance products.

Some of the participating policies provide for payment of guaranteed annual endowments of fixed amounts beginning at the end of the second policy year and continuing through the premium-paying period. These policies also have an annual guaranteed benefit. As of December 31, 2001, 7% of the total ordinary insurance in force was comprised of participating policies and approximately 4% of those policies provide some guaranteed benefit.

Another block of participating policies provides for the payment of a dividend which will purchase additional insurance equal to 5% of the previous year's total death benefit, including any additional insurance purchased in prior years. The dividend is not guaranteed. As of December 31, 2001, 3% of the total ordinary insurance in force was comprised of participating policies with non-guaranteed benefits.

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

Investors Heritage also provides group life products designed for the prearranged funeral market. These products are now in the fourth generation of change. Some of these products provide for the payment of the full face amount at the death of the insured and some provide graded death benefits during the first year. All of the products provide for increasing death benefits on a non-guaranteed basis. During 1998 Investors Heritage introduced a new generation of both individual and group life products designed for the prearranged funeral market. These products differ from prior products by offering simplified underwriting for the multi-pay policies and shorter reduced benefit policies. These new products, called the "Legacy 2000 Series" were implemented throughout the last two quarters of 1998.

Investors Heritage introduced a new series of final expense whole life insurance policies during 2001. These new products are non-participating whole life insurance issued with simplified underwriting. These products are offered outside of the preneed market and  replace the level benefit policies that were included in the Legacy 2000 series. The Heritage Final Expense product has been well received in our markets.

Investors Heritage also provides term insurance products, both on a decreasing and a level basis. During 2001, we introduced a new Term to 95 product that will replace our Level Term product. We will continue to provide our decreasing term policy that is primarily sold through financial institutions.

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

Investors Heritage Financial Services Group initiated discussions with unaffiliated companies regarding a transaction where the Credit Insurance business would be written by Investors Heritage and all of the risk insured would be immediately reinsured to the unaffiliated company. In addition to receiving a retention fee, Investors Heritage also receives a fee for administration and claims processing services. Investors Heritage Financial Services Group is able to generate revenues in the form of commissions from the sale of Investors Heritage's Credit Insurance products.

Initially, Investors Heritage entered into a reinsurance agreement with The Connecticut General Life Insurance Company, Bloomfield, Connecticut ("Connecticut General") under the terms of which Investors Heritage cedes to Connecticut General 100% of the risk on all Credit Insurance policies sold by Investors Heritage. All Credit business was reinsured with Connecticut General from January 1, 1996 until December 31, 1998 when Connecticut General exited the market as a reinsurer of Credit Insurance products. Therefore, during the 4th Quarter 1998, Investors Heritage and Investors Heritage Financial Services Group negotiated new reinsurance agreements with Munich  and ReliaStar Life Insurance Company, Minneapolis, Minnesota ("ReliaStar") whereby effective January 1, 1999 Investors Heritage continued to reinsure 100% of the risk on all Credit Insurance policies to Munich and ReliaStar until July 1, 2001 at which time ReliaStar exited the credit reinsurance market. Investors Heritage has entered into a new reinsurance agreement with Canada Life to replace ReliaStar. Approximately 19% of the total life insurance in force is Credit Insurance, all of which was written directly by Investors Heritage.

Management believes there will continue to be opportunities to administer Credit Insurance business in Kentucky for non-domestic insurers. Investors Heritage has entered into reinsurance agreements with four unaffiliated companies, Life Investors Insurance Company of America, Bankers Life Insurance Company, Universal Guaranty Life Insurance Company and American United Life Insurance Company. Pursuant to those agreements, our Credit Insurance products sold by Life Investors', Bankers Life's, Universal Guaranty and AUL's agents are reinsured to Life Investors, Bankers Life, Universal Guaranty and AUL, respectively. Investors Heritage and Investors Heritage Financial Services Group are paid a retention fee and a marketing fee for services provided. The agreement with Bankers Life was canceled effective January 31, 2001 with respect to new business. Investors Heritage Financial Services Group will continue to seek contracts to operate as an administrator for other companies that sell Credit Insurance.

Investors Heritage Financial Services Group will continue to call on banks, finance companies and selected automobile dealerships to market the Credit Insurance products for Investors Heritage. As anticipated, more than 10% of Investors Heritage Financial Service Group's revenues for 2001 were derived from the sale of Investors Heritage's Credit Insurance products. Credit Insurance gross written premiums were lower than anticipated in 2001 due to decreased loan demand. Investors Heritage anticipates 2002 Credit Insurance gross written premiums to exceed $13 million.

In addition to selling Credit Insurance, Investors Heritage bank agents may obtain an ordinary life license enabling them to sell mortgage life insurance that might be required in excess of the statutory credit life limitation enacted by each state where our Credit Insurance products are sold. The mortgage life insurance sales operations will continue to be conducted through Investors Heritage Financial Services Group. Further, Investors Heritage Financial Services Group is licensed with other unaffiliated insurance companies to provide products that Investors Heritage does not offer to the financial institutions and other agents. These products include cancer, accident, second-to-die, large face amount term insurance, short term and long term disability and annuities. Management anticipates these relationships to generate additional fee income during 2002.

Group Life. Group life accounts for the remaining 46% of total in-force business.

Investors Heritage participates in the Federal Employee Group Life Insurance ("FEGLI") Program, which is administered by Metropolitan Life Insurance Company and in the Servicemen's Group Life Insurance ("SEGLI") Program which is administered by Prudential Insurance Company of America. As of year-end 2001 the total amount of insurance in force from the FEGLI and SEGLI programs were $475,076,000 and $914,065,000, respectively.

Since 1997 the majority of business written by Investors Heritage has been group insurance products sold in the preneed market. The Legacy 2000 Series introduced during 1998 is also a group product in many states as is the new Heritage Final Expense product that replaced the Legacy 2000 Series in the second and third quarter of 2001. Therefore, group life premiums and in-force business remain at higher levels than individual premiums and in-force business. Group life premiums during 2001 were $19,571,638 as compared to $17,834,751 in 2000 representing an increase of 10%.

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

Management is continually reviewing its reinsurance programs and considering reducing retention amounts to provide more level profit streams and provide additional protection against unusual claims. During 2001, Investors Heritage entered into two reinsurance agreements in furtherance of these goals. The first is with Munich which reinsures the Heritage Final Expense products on an 80/20 quota share basis with Investors Heritage retaining 20% of the risk on each life. The second is with Lincoln National Reinsurance Company which reinsures the new Term to 95 product on an 80/20 quota share basis with Investors Heritage retaining 20% of the risk on each life.

As of December 31, 2001, approximately $783,567,000, or 24% of total life insurance in force was reinsured with non-affiliated well-established insurance companies. Investors Heritage would become liable for the reinsured risks if the reinsurers could not meet their obligations. Investors Heritage has not experienced a reinsurer default under any of the reinsurance agreements to which Investors Heritage is a party. Further, Investors Heritage has no knowledge of and does not anticipate any material default in any existing reinsurance obligation.

Investors Heritage is party to reinsurance and coinsurance agreements with twenty non-affiliated companies. The reinsurers for Investors Heritage and amounts of insurance in force that are reinsured are as follows:

	Reinsurance	Percent
Company	Amount	Of Total

American United Life Insurance Company	$ 33,460,000	4.27%
Bankers Life Insurance Company	83,471,000	10.65%
Business Men's Assurance Company	4,463,000	0.57%
Canada Life Assurance Company	73,713,000	9.41%
Connecticut General Life Insurance Company	41,901,000	5.35%
Key Life Insurance Company	830,000	0.10%
Life Investors Insurance Company of America	7,995,000	1.02%
Lincoln National Reinsurance Company	78,928,000	10.07%
Munich American Reassurance Company	220,818,000	28.18%
Optimum Re Insurance Company	4,359,000	0.55%
ReliaStar Life Insurance Company	175,326,000	22.38%
Scottish Annuity and Life Insurance Company	52,623,000	6.72%
Swiss Re Life & Health America Insurance	700,000	0.09%
Universal Guaranty Life Insurance Company	4,148,000	0.53%
Other Companies (6)	832,000	0.11%
	$783,567,000	100.00%

From 1999 to July 2001, Investors Heritage reinsured all of the risk on the Credit Insurance products sold by its agents to Munich and ReliaStar. Effective July 1, 2001 ReliaStar terminated the reinsurance agreement with respect to new issues. Therefore, Investors Heritage entered into a reinsurance agreement with Canada Life to replace ReliaStar. As explained above, some of these credit insurance risks have been and will be reinsured to Life Investors, Bankers Life, Universal Guaranty and AUL.

Regulation of Insurance. Investors Heritage's business is subject to regulation and supervision by the insurance regulatory authority of each state in which Investors Heritage is licensed to do business. Such regulators grant licenses to transact business; regulate trade practices; approve policy forms; license agents; approve certain premium rates; establish minimum reserve and loss ratio requirements; review form and content of required financial statements; prescribe types and amounts or investments permitted; and assure that capital, surplus and solvency requirements are met. Insurance companies can also be required under the solvency or guaranty laws of most states in which they do business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. They are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time. Under the rules of the National Association of Insurance Commissioners (the "NAIC"), a self-regulatory organization of state insurance commissioners, insurance companies are examined periodically by one or more of the regulatory authorities.

Domiciled in the Commonwealth of Kentucky, Investors Heritage is licensed by the Kentucky Department of Insurance and is subject to its examination and regulations. The triennial audit was completed during 1998 for the three years ending December 31, 1997. The Examination Report contains no specific recommendations and no material adjustments were made to the statutory financial statements. The triennial audit for 1998-2000 by the Kentucky Department of Insurance is currently in progress.

In December of 1992, the NAIC adopted a "Risk Based Capital for Life and/or Health Insurers Model Act" (the "Model Act") which was designed to identify inadequately capitalized life and health insurers. The Model Act defines two key measures: (i) adjusted capital, which equals an insurer's statutory capital and surplus plus its asset valuation reserve, plus one-half its liability for policyholder dividends ("Adjusted Capital") and (ii) authorized control level risk based capital ("RBC"). RBC is determined by a complex formula which is intended to take into account the various risks assumed by an insurer. Should an insurer's Adjusted Capital fall below certain prescribed levels (defined in terms of its RBC), the Model Act provides for various levels of regulatory attention.

Since the Adjusted Capital levels of Investors Heritage currently exceed all of the regulatory action levels as defined by the NAIC's Model Act, the Model Act currently has no negative impact on the Company's operations or financial condition.

Statutory restrictions also limit the amount of dividends that may be paid by Investors Heritage. Generally, dividends during any year may not be paid, without prior regulatory approval, in excess of the lesser of (a) 10 percent of statutory stockholders' equity as of the preceding December 31, or (b) statutory net income for the preceding year. In addition, dividends are limited to the amount of unassigned surplus reported for statutory purposes, which was $8,993,615 at December 31, 2001. Dividend income from Investors Heritage for 2001 amounted to $566,819.

Competition. The life insurance business is highly competitive. With the introduction of universal life and other interest sensitive products in recent years, competition with other financial institutions has increased. The industry includes both stock and mutual companies, including some of the largest financial institutions in the United States. While Investors Heritage is responsive to the current economic environment, the life insurance market is relatively volatile, and Investors Heritage's operating results may vary as a result of those conditions.

Investors Heritage differentiates itself through its marketing techniques, product features, customer service and reputation. Investors Heritage maintains its competitive position by its focus on areas which have historically proven profitable. Those areas include single premium preneed products, modal premium final expense products, traditional whole life products, mortgage protection products and level term products. Investors Heritage's competitive position is maintained by its ability to provide quality customer service throughout the distribution system. Other competitive strengths include Investors Heritage's asset/liability management system, a quality investment portfolio which provides liquidity and Investors Heritage's non-leveraged financial position.

The business of Investors Heritage is not seasonal.

Other Subsidiaries. Investors Heritage Printing does job printing for Investors Heritage as well as numerous unaffiliated sources. This includes the printing of the application forms and other office forms required by Investors Heritage.

While the income from Investors Heritage Printing is not a significant factor in our overall business, Investors Heritage Printing will continue to work to improve profitability during 2002. Revenues from Investors Heritage Printing continued to be less than one percent of our total revenue for 2001.

As anticipated the formation and operation of Investors Heritage Financial Services Group generated additional revenue to Kentucky Investors. Although this additional revenue is not a significant factor in our overall business, Investors Heritage Financial Services Group remains steady in its operations with revenues of $526,525 in 2001 compared to $538,796 in 2000. Revenues from Investors Heritage Financial Services Group continue to account for less than one percent of our total revenue for 2001. See Schedule II.

Dividend income from the Other Subsidiaries for 2001 amounted to approximately $343,500.

Additionally, Kentucky Investors earns fees for other services performed for its subsidiaries. The fees pay for the necessary supervision and coordination required to provide a common policy for all the companies. The supervision results in a coordination of contracts with the various independent agents, common sales brochures, and a savings to each company in the area of printing and purchasing. Kentucky Investors purchases director and officer liability coverage to include the directors and officers of each subsidiary and also purchases blanket fidelity bonds to include employees of each subsidiary at a savings when compared to purchases made by individual companies. The group life, hospitalization, and the retirement programs for the various companies are also administered by Kentucky Investors. These fees are not significant to Kentucky Investors total revenue. Kentucky Investors also has revenue from other investments, but it is not a significant factor in our business.

Employees. Kentucky Investors does not have any employees. Kentucky Investors officers perform various functions described in item 10; however, they are not paid a salary by Kentucky Investors for performing such functions. The number of persons employed by Investors Heritage is 108. The number of active independent contractual agents of Investors Heritage is 2,160.   There are no unions organized nor are there any collective bargaining agreements with the employees or agents.  Management of Investors Heritage considers its relationship with the employees and agents to be satisfactory.

(d) Financial Information About Geographic Areas

The principal markets for Investors Heritage's products are in the Commonwealths of Kentucky and Virginia, and the States of North Carolina, South Carolina, Georgia, Ohio, Indiana, Florida, Tennessee, Illinois, West Virginia, Arizona, Michigan, Mississippi and Texas. Investors Heritage has licensed ordinary agents and regional managers throughout these states and credit life agents in over 329 banks and automobile dealerships.

Investors Heritage is also licensed in fourteen other states: Alabama, Arkansas and Louisiana in the South and Southeast; Colorado, Missouri, New Mexico, North Dakota, South Dakota, Oklahoma, Montana, Nebraska, Kansas and Utah in the West; and Pennsylvania in the North. The business in these states is written mostly through general agents. During 2001 Investors Heritage expanded its preneed operation into several of these states, specifically, Mississippi, Michigan, Louisiana and Alabama. Management anticipates continued growth in those states during 2002 and also anticipates approval to transact business in the state of Maryland during 2002.

Forward Looking Information. The Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or an behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

Forward looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable factors and developments. Some of these may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments, industry consolidation and the effects of competition in the insurance business from other insurance companies and other financial institutions operating in the Company's market area and elsewhere. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. The Company cautions that such factors are not exclusive. The Company disclaims any obligation to update forward-looking information.

Item 2. Properties

The physical property of the Company consists of the home office building and grounds, owned in fee, at 200 Capital Avenue, Frankfort, Kentucky. Adjacent to the home office, the Company owns additional property on Second Street and on Shelby Street in Frankfort, Kentucky. One building is used for agency and company meetings; one building is a print shop used by Investors Heritage Printing, one building is used for supplies and additional storage; and one building is leased to a commercial tenant.

Item 3. Legal Proceedings

There are no legal proceedings to which Kentucky Investors is a party. There are no legal proceedings to which Investors Heritage is a party that are material to the overall financial condition or results of operations of Kentucky Investors.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Matters

(a) The information relative to the market value of the Company's stock appears on the inside back cover in the Annual Report to the Stockholders for the year ended December 31, 2001, and is incorporated herein by reference.

(b) Approximate Number of Equity Security Holders

(A)	(B)
Title of Class	Number of Holders of Record 3-22-2002
Common Stock	5,057

(c) Dividends

Kentucky Investors, Inc., paid dividends totaling $544,023 to stockholders in 2001 representing $.38 per share. The 2002 cash dividend to be paid April 5, 2002, to stockholders of record March 22, 2002 is $.38 per share.

Item 6. Selected Financial Data

Selected financial data for the past five years appears on page 25 in the Annual Report to the Stockholders for the year ended December 31, 2001, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of financial condition and results of operations appears on pages 13-24 in the Annual Report to the Stockholders for the year ended December 31, 2001, and is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption "Market Risk Exposures" appears on pages 22-23 in the Annual Report to the Stockholders for the year ended December 31, 2001, and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The financial statements and notes appear on pages 26-42 in the Annual Report to the Stockholders for the year ended December 31, 2001 and are incorporated herein by reference. See Part IV, Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) The Executive officers and directors of the Company are:

Name, Position & Year Became Officer/Director	Age	Family Relationship

Harry Lee Waterfield II
Chairman of the Board, President/1963	58

Jimmy R. McIver, Treasurer/2000	50

Nancy Waterfield Walton
First Vice President/1988	62	Sister of Harry Lee Waterfield II

Robert M. Hardy, Jr.
Director, Vice President and General
Counsel/1988	44	Nephew of Harry Lee Waterfield II

Howard L. Graham, Vice President-Corporate Services/1989	67

Wilma Yeary, Secretary/1989	70

Jane S. Jackson, Assistant Secreatry/1989	47

Helen S. Wagner, Director/1986	65

Gordon Duke, Director/1991	56

Harold G. Doran, Director/2001	49

Jerry F. Howell, Jr., Director/1983	60	Son of Jerry F. Howell

David W. Reed, Director/1982	48

(b) Each of the Directors has occupied the position indicated for a period of more than five years unless otherwise stated in the information regarding the business experience of the Directors who are not officers of the Company which is shown on pages 2-3 of the Proxy Statement of the Annual Meeting of Shareholders to be held on May 9, 2002, and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information regarding compensation of executive officers and transactions with executive officers and directors is shown on pages 6 and 7 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2002, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security ownership by Officers, Directors, and management is shown on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2002, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Certain relationships and related transactions are shown on page 10 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2002, and are incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)1. The following financial Statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 2001 (pages 20-23) filed as Exhibit 1 thereto:

Report of Independent Auditors*

Consolidated Balance Sheets as of December 31, 2001 and 2000

For each of the three years in the period ended December 31, 2001:

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

INDEX TO EXHIBITS

(a)3. Listing of Exhibits

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation of the Company, as amended is incorporated by reference as Exhibit 3.1 to the Company's registration statement on Form S-4 filed on 10-7-1999 (File No. 333-87947).*

3.2	By-Laws of the Company, as amended is incorporated by reference as Exhibit 3.2 to the Company's registration statement on Form S-4 filed on 10-7-1999 (File No. 333-87947).*

11

Statements re: computation of Per Share Earnings is contained in Note A to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on page 32 of the Annual Report to the Stockholders for the year ended December 31, 2001, and is incorporated herein by reference.

13	Annual Report to the Stockholders for the year ended December 31, 2001 is attached hereto as Exhibit 1 and is incorporated hereby by reference.

23	Consent of Independent Auditors.

*The material included in this Report shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that this registrant specifically incorporates it in its Annual Report on this Form 10-K by reference.

(b) Reports on Form 8-K.

None.

(c) See Item 14(a)3 above.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTUCKY INVESTORS, INC.

March 28, 2002	/s/
DATE	BY: Harry Lee Waterfield II
ITS: Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/
Harry Lee Waterfield II
Chairman of the Board and President
Principal Executive Officer
March 14, 2002

/s/
Robert M. Hardy, Jr.
Vice President, General Counsel and Director
March 14, 2002

/s/
Jimmy McIver
Treasurer
Principal Financial Officer
March 14, 2002

/s/
Howard L. Graham
Vice President - Corporate Services
Principal Accounting Officer
March 14, 2002

/s/
Gordon Duke
Director
March 14, 2002

/s/
Helen S. Wagner
Director
March 14, 2002

/s/
Harold G. Doran
Director
March 14, 2002

/s/
David W. Reed
Director
March 14, 2002

/s/
Jerry F. Howell, Jr.
Director
March 14, 2002

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Kentucky Investors, Inc.

We have audited the accompanying consolidated balance sheets of Kentucky Investors, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kentucky Investors, Inc. at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young

Cincinnati, Ohio
March 14, 2002

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 NO. 33-46722-01) pertaining to the Kentucky Investors, Inc. and Affiliated Companies 401(k) Savings Plan and Trust Agreement and in the related prospectus of our report dated March 14, 2002 with respect to the consolidated financial statements and schedules of Kentucky Investors, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2001.

/s/
Ernst & Young LLP

Cincinnati, Ohio March 25, 2002

KENTUCKY INVESTORS, INC.
SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENT IN
RELATED PARTIES
DECEMBER 31, 2001

			AMOUNT
			SHOWN IN
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

Fixed maturities:

Bonds:
United States and government agencies and authorities	$ 27,470,643	$ 28,606,927	$ 28,606,927

States and political subdivisions	4,103,505	4,082,170	4,082,170

Foreign	17,934,805	18,974,179	18,974,179

Mortgage-backed securities	63,438,248	65,547,362	65,547,362

Corporate	121,865,455	126,307,385	126,307,385

Redeemable preferred stock	311,344	313,800	313,800

Total fixed maturities	$235,124,000	$243,831,823	$243,831,823

Equity securities:

Common Stocks:
Banks, trusts & insurance companies	$ 490,767	$ 1,198,500	$ 1,198,500

Industrial, miscellaneous and all other	318,284	375,288	375,288

Nonredeemable preferred stocks	36,684	32,100	32,100

Total equity securities	$ 845,735	$ 1,605,888	$ 1,605,888

Mortgage loans on real estate	24,710,790	XXXXXXXXXX	24,710,790

Policy loans	7,909,681	XXXXXXXXXX	7,909,681

Other long term investments	409,658	XXXXXXXXXX	409,658

Short-term investments	837,560	XXXXXXXXXX	837,560

Total investments	$269,837,424	XXXXXXXXXX	$279,305,400

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
KENTUCKY INVESTORS, INC.
CONDENSED BALANCE SHEET
FOR THE YEARS ENDED DECEMBER 31, 2001and 2000

	2001	2000

Assets:
Cash and Cash Equivalents	$ 192,603	$ 76,768
Investment in Subsidiary	43,129,135	37,306,859
Other Assets	472,528	151,252
Other Long Term Investments	1,811,619	1,810,665

	$45,605,885	$39,345,544

Liabilities:
Notes Payable to Subsidiary	$ 0	$ 0
Notes Payable	2,244,074	2,000,000
Other Liabilities	420,304	91,226
Taxes Payable	13,854	0

Stockholders' Equity:
Common Stock	1,132,960	1,151,323
Paid in Surplus	8,413,332	8,399,106
Unrealized Appreciation (depreciation) of available-for- sale-securities of Subsidiary	5,737,351	3,001,407
Retained Earnings	27,644,010	24,702,482

Total Stockholders' Equity	$42,927,653	$37,254,318

	$ 45,605,885	$ 39,345,544

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(CONTINUED)
KENTUCKY INVESTORS, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

	2001	2000	1999
Income
From printing services to:
Affiliated companies	$ 302,612	$ 347,919	$ 336,687
Others	207,152	171,874	197,127

Realized Gain (Loss) on Investments	927	(3,800)	(56,639)
Other services to subsidiary	276,143	266,489	315,110
Dividends from subsidiary	566,819	566,819	510,866
Interest and other income	284,618	349,391	339,557

	$1,638,271	$1,698,692	$1,642,708

Operating Expenses	$ 698,892	$ 759,318	$ 723,102

Operating income before equity in undistributed earnings of subsidiary	$ 939,379	$ 939,374	$ 919,606

Equity in undistributed earnings of subsidiary for the year	$2,963,046	$ 687,130	$1,652,766

Income before provision for income taxes	$3,902,425	$1,626,504	$2,572,372

Provision for Income Taxes
Current	$ 118,084	$ 120,137	$ 193,116
Deferred	0	0	0

	$ 118,084	$ 120,137	$ 193,116

Net Income	$3,784,341	$1,506,367	$2,379,256

Earnings Per Share	$ 3.33	$ 1.31	$ 2.79

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(CONTINUED)
KENTUCKY INVESTORS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999

	2001	2000	1999

NET CASH PROVIDED BY (USED IN) ACTIVITIES	$ 842,947	$ 763,553	$(4,456,914)

FINANCING ACTIVITIES
Decrease in Notes Payable	$ -0-	$ (293,277)	$ (137,758)
Dividends	(544,023)	(547,081)	(439,945)
Acquisition of Treasury Stock	(426,209)	(58,518)	(67,252)
Purchase of Minority Interest of Affiliated Stock	-0-	-0-	5,072,141
Proceeds from Notes Payable	244,074	2,000,000	-0-
Notes receivable	$ (954)	$(1,810,665)	-0-

CASH PROVIDED BY (USED IN) FINANCING ACTIVITES	$ (727,112)	$ (709,541)	$ 4,427,186
INCREASE (DECREASE) IN CASH	$ 115,835	$ 54,012	$ (29,728)

Cash and Cash Equivalents at beginning of year	$ 76,768	$ 22,756	$ 52,484

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 192,603	$ 76,768	$ 22,756

KENTUCKY INVESTORS, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEAR ENDED DECEMBER 31, 2001

SEGMENT

	Preneed Burial Products	Traditional Universal Life Products	Credit Insurance Products and Admn. Services	Corporate and Other	Total

Deferred Policy Acquisi-tion Costs	$ 18,592,147	$ 6,328,722	$ 6,289	$ 2,923	$ 24,930,081

Future Policy Benefits, Losses, Claims & Loss Expenses	$229,951,650	$67,225,464	$ 2,792,320	$6,449,868	$306,419,302

Un-earned Premium	-0-	$ 2,866	$21,532,831	$ 15,106	$ 21,550,803

Other Policy Claims & Benefits Payable	$ 1,311,256	$ 2,088,313	$ 1,033,038	$ 216,200	$ 4,648,807

PremiumRevenue	$ 40,661,736	$ 8,763,502	$ 9,102	$ 396,209	$49,830,549

Net Invest-ment Income (1) and (3)	$ 12,681,222	$ 4,617,497	$ 1,116	$ 2,126,589	$19,426,424

Benefit claims, Losses & Settle-ment Expenses	$ 23,702,419	$7,166,291	$ 22,205	$ 778,184	$31,669,099

Amorti-zation of Deferred Acquisi-tion Costs	$ 5,600,439	$1,785,819	$ 3,663	$ 1,774	$ 7,391,695

Other Operat-ing Expenses (2)	$ 4,833,931	$1,658,434	$ 307,534	$ 555,295	$ 7,355,194

(1) Net investment income is allocated in proportion to policy liabilities and stockholders' equity for the subsidiary and to the corporate segment for the parent.

(2) Other operating expenses are assigned directly to the applicable segment for the subsidiary and to the corporate segment for the parent.

(3) Includes realized investment gains or losses.
KENTUCKY INVESTORS, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 2000

SEGMENT

	Preneed Burial Products	Traditional Universal Life Products	Credit Insurance Products and Admn. Services	Corporate and Other	Total

Deferred Policy Acquisi-tion Costs	$ 17,140,527	$ 6,807,465	$ 9,952	$ 4,697	$ 23,962,641

Future Policy Benefits, Losses, Claims & Loss Expenses	$214,848,917	$66,266,553	$ 2,614,249	$6,366,566	$290,096,285

Un-earned Premium	-0-	$ 3,732	$23,782,200	$ 30,239	$ 23,816,171

Other Policy Claims & Benefits Payable	$ 1,300,485	$ 1,948,740	$ 1,016,614	$ 190,447	$ 4,456,286

Premium Revenue	$ 39,116,730	$ 8,476,674	$ 31,251	$ 314,744	$ 47,939,399

Net Inves-tment Income (1) and (3)	$ 11,319,414	$ 4,538,707	$ 2,788	$ 557,576	$ 16,418,485

Benefit claims, Losses & Settle-ment Expenses	$ 20,573,913	$ 7,109,896	$ 15,732	$ 392,723	$ 28,092,264

Amorti-zation of Deferred Acquisi-tion Costs	$ 5,444,515	$ 1,754,820	$ 11,111	$ 2,612	$ 7,213,058

Other Operat-ing Expenses (2)	$ 4,871,900	$1,781,325	$ 316,093	$ 508,294	$ 7,477,612

(1) Net investment income is allocated in proportion to policy liabilities and stockholders' equity for the subsidiary and to the corporate segment for the parent.

(2) Other operating expenses are assigned directly to the applicable segment for the subsidiary and to the corporate segment for the parent.

(3) Includes realized investment gains or losses.
KENTUCKY INVESTORS, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1999

SEGMENT

	Preneed Burial Products	Traditional Universal Life Products	Credit Insurance Products and Admn. Services	Corporate and Other	Total

Deferred Policy Acquisi-tion Costs	$ 15,891,977	$ 7,420,654	$ 21,107	$ 7,324	$ 23,341,062

Future Policy Benefits, Losses, Claims & Loss Expenses	$152,100,065	$66,368,953	$ 1,998,285	$5,982,098	$226,449,401

Un-earned Premium	-0-	$ 5,499	$24,120,945	$ 37,250	$ 24,163,694

Other Policy Claims & Benefits Payable	$ 474,792	$ 2,422,926	$ 924,369	$ 20,913	$ 3,843,000

PremiumRevenue	$ 37,392,540	$ 9,161,460	$ (79,949)	$ 433,591	$ 46,907,642

Net Invest-ment Income (1) and (3)	$ 9,754,620	$ 4,409,948	$ 6,971	$ 733,150	$ 14,904,689

Benefit claims, Losses & Settle-ment Expenses	$ 16,776,625	$ 7,189,434	$ 69,813	$ 301,600	$24,337,472

Amorti-zation of Deferred Acquisi-tion Costs	$ 4,229,690	$ 2,047,929	$ 32,469	$ 25,722	$ 6,335,810

Other Operat-ing Expenses (2)	$ 4,438,510	$ 1,706,856	$ 339,320	$ 574,281	$ 7,058,967

(1) Net investment income is allocated in proportion to policy liabilities and stockholders' equity for the subsidiary and to the corporate segment for the parent.

(2) Other operating expenses are assigned directly to the applicable segment for the subsidiary and to the corporate segment for the parent.

(3) Includes realized investment gains or losses.

KENTUCKY INVESTORS, INC.
SCHEDULE IV - REINSURANCE
FOR THE YEAR ENDED DECEMBER 31, 2001

	Life Insurance in Force	Premium, Life Insurance and Annuities	Premium, Accident and Health Insurance	TOTAL PREMIUMS

Gross Amount	$ 1,898,615,000	$59,817,687	$4,889,191	$64,706,878

Ceded to other Companies	783,567,000	12,512,940	4,889,658	17,402,598

Assumed from other Companies	1,389,141,000	2,516,561	9,708	2,526,269

Net Amount	2,504,189,000	49,821,308	9,241	49,830,549

Percentage of Amount Assumed to Net	55%	5%	105%	5%

KENTUCKY INVESTORS, INC.
SCHEDULE IV - REINSURANCE
(CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 2000

	Life Insurance in Force	Premium, Life Insurance and Annuities	Premium, Accident and Health Insurance	TOTAL PREMIUMS

Gross Amount	$1,913,771,000	$59,299,373	$5,637,282	$64,936,655

Ceded to other Companies	834,725,000	13,729,123	5,642,818	19,371,941

Assumed from other Companies	1,003,059,000	2,368,686	5,999	2,374,685

Net Amount	2,082,105,000	47,938,936	463	47,939,399

Percentage of Amount Assumed to Net	48%	5%	1296%	5%

KENTUCKY INVESTORS, INC.
SCHEDULE IV - REINSURANCE
(CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1999

	Life Insurance in Force	Premium, Life Insurance and Annuities	Premium, Accident and Health Insurance	TOTAL PREMIUMS

Gross Amount	$1,801,020,000	$56,774,745	$7,294,395	$64,069,140

Ceded to other Companies	739,675,000	12,575,026	7,204,051	19,779,077

Assumed from other Companies	954,909,000	2,616,778	801	2,617,579

Net Amount	2,016,254,000	46,816,497	91,145	46,907,642

Percentage of Amount Assumed to Net	47%	6%	1%	6%