Form 10-Q
period 2002-03-31
KENTUCKY INVESTORS INC
filed 2002-05-14
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC

FORM 10-Q
QUARTERLY REPORT

Under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THREE MONTHS ENDED

March 31, 2002

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

Number of outstanding shares as of March 31, 2002 - 1,132,792.720

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

ITEM 1. The following condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (GAAP). In management's opinion, all adjustments and certain reclassifications necessary for a fair statement of financial position at March 31, 2002 and December 31, 2001 and the results of operations for the three month periods ended March 31, 2002 and 2001 have been made.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2002	December 31, 2001
Assets
Investments
Fixed maturities available for sale at
fair value (amortized cost
2002-$242,058,703 - 2001 -
$235,124,000	$247,087,848	$243,831,823
Mortgage loans on real estate	23,858,145	24,710,790
Short term investments	802,560	837,560
Other investments	9,942,657	9,925,227

Total investments	$281,691,210	$279,305,400

Cash and cash equivalents	4,311,346	6,432,594
Due and deferred premiums	4,633,089	4,544,329
Deferred acquisition costs	25,813,771	24,930,081
Present value of future profits	496,012	514,585
Leased property under capital leases	415,009	449,033
Goodwill	-	970,862
Other assets	6,738,881	6,926,941
Amounts recoverable from reinsurers	66,544,699	66,704,355

	$390,644,017	$390,778,180

Liabilities and Stockholders' Equity
Liabilities
Policy liabilities
Benefit reserves	$311,759,839	$306,419,302
Unearned premium reserves	20,912,912	21,550,803
Other policyholders' funds	4,649,161	4,648,807
Total policy liabilities	$337,321,912	$332,618,912
Federal income taxes	5,153,774	6,233,425
Obligations under capital leases	410,657	443,544
Notes payable	2,183,927	2,244,074
Other liabilities	5,843,592	6,310,572

Total liabilities	$350,913,862	$347,850,527

Stockholders' Equity
Common Stock (shares issued:
2002 - 1,132,793 - 2001 - 1,132,960	$ 1,132,793	$ 1,132,960
Paid-in surplus	8,413,332	8,413,332
Accumulated other comprehensive
Income	3,329,967	5,737,351
Retained earnings	26,854,063	27,644,010

Total stockholders' equity	$ 39,730,155	$ 42,927,653

	$390,644,017	$390,778,180
See accompanying notes. KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended March 31
	2002	2001
REVENUES

Premiums and other considerations	$13,894,768	$12,320,718
Investment income, net of expenses	4,474,213	4,511,743
Realized gain on investments, net	331,728	98,595
Other income	226,777	249,459

Total revenues	$18,927,486	$17,180,515

BENEFITS AND EXPENSES

Death and other policyholder benefits	$ 8,408,700	$ 7,750,829
Guaranteed annual endowments	174,376	181,896
Dividends to policyholders	172,615	173,899
Increase in benefit reserves and unearned
Premiums	5,689,408	4,529,137
Amortization of deferred acquisition
costs, net	(527,928)	(489,825)
Commissions	1,508,569	1,525,591
Other insurance expenses	2,678,474	2,440,058

Total benefits and expenses	$18,104,214	$16,111,585

Income from operations before Federal
income tax and cumulative effect of
change in accounting principle	$ 823,272	$ 1,068,930

Provision for income taxes:
Current	$ 160,516	$ 43,754
Deferred	12,000	333,000

	$ 172,516	$ 376,754

Income before cumulative effect of change
in accounting principle	$ 650,756	$ 692,176

Cumulative effect of change in
accounting principle	$ (970,862)	$ 0.00

Net Income	$ (320,106)	$ 692,176

Earnings per share:
Before cumulative effect of change in
accounting principle	$ 0.57	$ 0.60
Cumulative effect of change in
accounting principle	$ (0.85)	$ 0.00

Earnings per share	$ (0.28)	$ 0.60

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Three Months Ended March 31
	2002	2001

Net cash provided by operating activities	$ 4,761,751	$ 6,298,657

Investing activities
Securities available-for-sale:
Purchases	$(14,115,000)	$(10,063,780)
Sales and maturities	7,147,120	5,074,636
Other investments:
Cost of acquisition	(48,630)	(1,082,720)
Sales and maturities	894,206	2,358,037
Other investing activities	(75,044)	13,559

Net cash used by investing activities	$ (6,197,348)	$ (3,700,268)

Financing Activities
Receipts from universal life policies credited to policyholders account
balances	$ 1,916,477	$ 1,443,536
Return of policyholder account balances
on universal life policies	(2,071,973)	(2,030,273)
Net proceeds (borrowings) from notes
payable	(60,147)	53,807
Other financing activities	(470,008)	(598,512)

Net cash used by financing activities	$ (685,651)	$ (1,131,442)

Increase (decrease) in cash and cash
equivalents	$ (2,121,248)	$ 1,466,947

Cash and cash equivalents at beginning
of period	6,432,594	3,324,447

Cash and cash equivalents at end of period	$ 4,311,346	$ 4,791,394

See accompanying notes.

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)

NOTE A - Nature of Operations: Kentucky Investors, Inc. (Kentucky Investors) is the holding company of Investors Heritage Life Insurance Company (Investors Heritage), Investors Heritage Printing, Inc., a printing company and Investors Heritage Financial Services Group, Inc., an insurance marketing company. These entities are collectively hereinafter referred to as the “Company”. The operations of Kentucky Investors are principally that of its life insurance company, Investors Heritage. The operations of the non-insurance subsidiaries of Kentucky Investors accounts for less than 1% of the Company’s total operations.

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

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K.

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

NOTE C - Earnings per Share: Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The number of shares used in this computation for the Company is 1,132,843 and 1,146,611 for March 31, 2002 and 2001, respectively.

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

	Three Months Ended
	March 31, 2002	March 31, 2001

Revenues:
Preneed & Burial Products	$14,828,410	$13,266,524
Traditional & Universal Life Products	3,203,616	3,180,420
Credit Insurance Products &
Administrative Services	57,469	121,137
Corporate & Other	837,991	612,434
	$18,927,486	$17,180,515

Pre-Tax Income from Operations:
Preneed & Burial Products	$ (72,352)	$ 453,310
Traditional & Universal Life Products	498,581	380,617
Credit Insurance Products &
Administrative Services	(4,545)	45,939
Corporate & Other	401,588	189,064
	$ 823,272	$ 1,068,930

NOTE E - Federal Income Taxes: Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTE F – Comprehensive Income: The components of comprehensive income (loss), net of related tax, are as follows:

Three Months Ended
	March 31, 2002	March 31, 2001
Net income	$ (320,106)	$ 692,176
Net unrealized gains (losses) on available-for-sale
Securities	(2,407,384)	2,500,348
Comprehensive income (loss)	$ (2,727,490)	$ 3,192,524

NOTE G – New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. The Company adopted SFAS 141 on January 1, 2002, with no material impact on the financial statements.

In June 2001, the FASB also issued SFAS 142, “Goodwill and Other Intangible Assets,” which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires, at least annually, an impairment test of goodwill and other intangible assets with indefinite useful lives. The Company adopted SFAS 142 on January 1, 2002.

In accordance with the provisions of SFAS 142, the Company ceased amortization of goodwill and all intangible assets with indefinite useful lives. The Company has performed the requisite transitional impairment tests for these assets as of January 1, 2002 and $970,862 of goodwill, associated with the 1981 acquisition of Investors Heritage of the South and the 1982 acquisition of Commercial Travelers Life Insurance Company, was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002.

A reconciliation of the previously reported 2001 statement of income information to pro forma amounts that reflect the elimination of amortization of goodwill is presented below:

Three Months Ended March 31, 2001
	Amount	Per Share
Net income, as reported	$ 692,176	$ 0.60
Amortization of goodwill	12,136	0.01
Pro forma net income	$ 704,312	$ 0.61

NOTE H - Subsequent Event: On May 9, 2002, at the Annual Meeting of Shareholders, the Company was authorized to issue 8,000,000 shares of a new class of undesignated, non-voting preferred stock.  The Board of Directors will establish and designate different series within the new class of preferred stock and fix and determine the relative rights and preferences of each new series. To date no shares have been issued and the Company has no current plans to issue such shares.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Kentucky Investors, Inc. (the Company) is incorporated under the laws of the Commonwealth of Kentucky and wholly owns Investors Heritage Life Insurance Company, a life insurance company also incorporated under the laws of the Commonwealth of Kentucky, Investors Heritage Financial Services Group, Inc., an insurance marketing company which was formed in 1994, and Investors Heritage Printing, Inc., a printing company that provides printing to Investors Heritage and other unaffiliated parties.

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

Investors Heritage introduced a new whole life final expense product during the third quarter of 2001. The new product, Heritage Final Expense replaced the Legacy 2000 Final Expense series and is being marketed through funeral homes and independent agencies. Investors Heritage entered into a reinsurance agreement with Munich American Reassurance Company with regard to this new product to help reduce the initial surplus strain and minimize fluctuations in future profits.

Investors Heritage also provides term insurance products, both on a decreasing and a level basis. During 2001 a new Term to 95 product was introduced that replaced the Level Best Term product. We will continue to provide our decreasing term policy that is primarily sold through financial institutions.

The Company's operating earnings are derived primarily from revenues generated from the sale of insurance products by Investors Heritage, plus the Company's investment results, including realized gains (losses), less interest credited, benefits to policyholders and expenses.

While the Company continues to expand the operations of Financial Services Group and  Heritage Printing less than 1% of the Company's total operations were generated by those subsidiaries. As expected, more than 10% of Financial Service Group's revenues during the first quarter 2002 were derived from the sale of Investors Heritage's credit insurance products. The Company anticipates a dividend to be paid by Financial Services Group during the fourth quarter in 2002. A small dividend was declared and paid by Heritage Printing during 2002.

The Company's primary uses of cash are operating expenses, debt service and dividend payments, and the Company's principal sources of cash are the dividends paid to it by Investors Heritage, Financial Service Group and Heritage Printing. Investors Heritage's principal sources of cash are from the sale of life insurance policies and investment income, including realized gains (losses), less benefits to policyholders and expenses. Therefore, the remainder of the discussion will deal with the financial condition and results of operations of Investors Heritage.

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

Management is not aware of any commitments or unusual events that could materially affect capital resources. During the fourth quarter of 2000 Kentucky Investors borrowed $2,000,000 on a long-term basis; and an additional $400,000 was borrowed during the second quarter of 2001, however, there is no short-term external debt. Kentucky Investors utilized $200,000 of the loan amount to reduce debt to Investors Heritage and $1,800,000 was loaned to Investors Heritage in exchange for a surplus note. The note calls for Investors Heritage to pay, on or before the first day of each quarter, interest at an 8.5% annual rate, upon prior approval by the Kentucky Department of Insurance. Such interest may be paid out of Investors Heritage's earned surplus, operating income, or paid-in and contributed surplus. The Company also has a $150,000 line-of-credit note with a bank, of which none is outstanding at March 31, 2002. However, the Company and Investors Heritage will continue to explore various opportunities including corporate reorganizations, acquisitions and purchasing blocks of business from other companies, which may dictate a need for either long-term or short-term debt.

During the first quarter 2002, the Board of Directors directed that there be submitted to the shareholders at the annual meeting a proposed amendment to the Articles of Incorporation to authorize the issuance of 8,000,000 shares of a new class of undesignated, non-voting preferred stock. On May 9, 2000, at the Annual Meeting of Shareholders, the shareholders approved the proposed amendment. The Board of Directors will establish and designate different series within the new class of preferred stock and fix and determine the relative rights and preferences of each new series. To date no shares have been issued and the Company has no current plans to issue such shares.

Investors Heritage has maintained a sound, conservative investment strategy. At March 31, 2002, 87.7% of invested assets consisted of fixed income public bonds compared to 87.3% at December 31, 2001. Fixed income assets are managed by Conning Asset Management Company, an independent portfolio manager.

Additionally, Investors Heritage also engages in commercial and residential mortgage lending with approximately 95% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At March 31, 2002, 8.5% of invested assets consisted of mortgage loans compared to 8.8% at December 31, 2001. Management anticipates funding several new mortgage loan investments during the remainder of 2002 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets.

Investors Heritage's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At March 31, 2002, and at December 31, 2001 Investors Heritage's fixed income investments were 99.6% investment grade as rated by Standard & Poor's. None of Investors Heritage's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

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

Results of Operations

Total premium income (net of reinsurance) increased 12.8% when compared to the first quarter of 2001 due primarily to increases in pre-need sales. Net investment income for the first quarter 2002 compared to the first quarter of 2001 decreased 0.8%. The decrease is primarily due to the lower yield rates on new asset purchases, and the change in the amortization schedules of mortgage-backed securities due to higher than anticipated pre-payments. Overall Revenue for the first quarter 2002 increased 10.2% when compared to the first quarter of 2001.

Total Benefits and Expenses were 12.4% higher in the first quarter of 2002 when compared to the same quarter of 2001 primarily due to higher premium production in pre-need sales and higher claims overall. After providing for federal income taxes, the Company's Net Income (before cumulative effect of change in accounting principle) was $650,756 with Earnings per share of $0.57 for the first three months of 2002 as compared to Net Income of $692,176 and Earnings per share of $0.60 for the same period in 2001. Separate from operating earnings, SFAS No. 142 "Goodwill and Other Intangible Assets" was adopted during the first quarter of 2002. This resulted in an after-tax charge of $970,862, related to the impairment of goodwill.  The impaired goodwill was associated with the 1981 and 1982 acquisitions of Investors Heritage Life Insurance Company of the South and Commercial Travelers Life Insurance Company, respectively. The charge is reported separately in our Consolidated Statements of Income as a "Cumulative Effect of Change in Accounting Principle". After the charge, our goodwill balance at March 31, 2002 is $-0-. Under the new accounting standards, there will no longer be a charge for normal amortization of goodwill. During the first quarter 2002 the Company's Board of Directors declared a dividend of $0.38 per share to be paid April 5, 2002, to shareholders of record on March 22, 2002.

Business Segments

Management internally evaluates the performance of Investors Heritage operations by the following business segments:

Preneed & Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were 11.8% higher for the first quarter of 2002 when compared to the same period of 2001. The increase is due to a significant increase in sales from Investors Heritage's Legacy 2000 Series of Preneed Products used in the preneed funeral market. Pre-Tax Income (Loss) from Operations for the first quarter 2002 was $(72,352) compared to $453,310 for the same period for 2001. The decrease in 2002 is due primarily to higher mortality, reduced investment income due to lower interest rates on investments in fixed maturities and higher state premium taxes due to the increase in sales. Investors Heritage plans to continue its expansion of territory and recruitment of agents in the Preneed and Burial insurance market.

Traditional & Universal Life Products include traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were 0.7% higher for the first quarter of 2002 when compared to the first quarter of 2001. The increase in revenues is primarily from sales of two new term insurance products developed in 2001. Pre-Tax Income from Operations for the first quarter 2002 was 31.0% higher than the first quarter of 2001 primarily because of increased sales and better mortality.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident & health insurance products. Revenues for 2002 were 52.6% lower for the first quarter when compared to the previous quarter and Pre-Tax Income (Loss) from Operations was ($4,545) for the first quarter of 2002 compared to $45,939 for the first quarter of 2001, primarily due to the reduction in the need for credit insurance because of a decrease in consumer loan demand. With less production there was a related reduction in service fee income for this segment. All of the related underwriting risk currently produced is being reinsured 100% with highly-rated life companies.

Corporate & Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. Revenues were 36.8% higher and Pre-Tax Income from Operations was 112.4% higher for the first quarter of 2002 when compared to the first quarter 2001. The increases are primarily due to realized gains from the sale of investments.

Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 21.0% at March 31, 2002 compared to 35.2% for March 31, 2001. The decrease in the effective tax rate is due primarily to the increased benefit of the small life insurance company deduction resulting from a decrease in net income.

Forward Looking Information

The Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect", "anticipate", "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of Investors Heritage's products, investment spreads and yields, or the earnings and profitability of the Company's or Investors Heritage's activities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes in the Company's market risks since December 31, 2001. Refer to the Annual Report to the stockholders for the year ended December 31, 2001 for reference purposes.

Part II - Other Information

Item 1.	Legal Proceedings

The Company is not involved in any legal proceedings. From time to time Investors Heritage is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 9, 2002, Investors Heritage is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on Investors Heritage's or the Company's financial condition or results of operations.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On May 9, 2002, at the Annual Meeting of Shareholders, the Company was authorized to issue 8,000,000 shares of a new class of undesignated, non-voting preferred stock.  The Board of Directors will establish and designate different series within the new class of preferred stock and fix and determine the relative rights and preferences of each new series. To date no shares have been issued and the Company has no current plans to issue such shares.

Item 6.	Exhibits and Reports on Form 8-K

a) Exhibits

No exhibits were filed for the quarter ended March 31, 2002.

b) Reports on Form 8-K

No reports on Form 8-K were filed for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.

/s/ Harry Lee Waterfield II
BY: HARRY LEE WATERFIELD II, PRESIDENT

DATE: May 14, 2002
/s/ Jimmy R. McIver
BY: JIMMY R. MCIVER, TREASURER
DATE: May 14, 2002