Form 10-Q
period 2002-06-30
KENTUCKY INVESTORS INC
filed 2002-08-14
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC

FORM 10-Q

QUARTERLY REPORT

Under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THREE MONTHS ENDED

June 30, 2002

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

Number of outstanding shares as of June 30, 2002 - 1,137,265.72

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

ITEM 1.

The following condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (GAAP). In management's opinion, all adjustments and certain reclassifications necessary for a fair statement of financial position at June 30, 2002 and December 31, 2001 and the results of operations for the three month periods ended June 30, 2002 and December 31, 2001 have been made.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2002	December 31, 2001
Assets
Investments
Fixed maturities available for sale at
fair value (amortized cost
2002-$243,284,845 - 2001 -
$235,124,000	$256,174,278	$243,831,823
Investment in affiliate	4,000,000	-
Mortgage loans on real estate	23,597,277	24,710,790
Short term investments	720,000	837,560
Other investments	10,134,929	9,925,227

Total investments	$294,626,484	$279,305,400

Cash and cash equivalents	7,511,190	6,432,594
Due and deferred premiums	4,723,518	4,544,329
Deferred acquisition costs	25,308,219	24,930,081
Present value of future profits	477,439	514,585
Leased property under capital leases	377,737	449,033
Goodwill	-	970,862
Other assets	7,353,515	6,926,941
Amounts recoverable from reinsurers	65,676,835	66,704,355

	$406,054,937	$390,778,180

Liabilities and Stockholders' Equity
Liabilities
Policy liabilities
Benefit reserves	$316,958,444	$306,419,302
Unearned premium reserves	20,439,890	21,550,803
Other policyholders' funds	4,396,390	4,648,807
Total policy liabilities	$341,794,724	$332,618,912
Federal income taxes	7,840,038	6,233,425
Obligations under capital leases	374,098	443,544
Notes payable	6,218,434	2,244,074
Other liabilities	4,670,200	6,310,572

Total liabilities	$360,897,494	$347,850,527

Stockholders' Equity
Common Stock (shares issued:
2002 - 1,137,266 - 2001 - 1,132,960	$ 1,137,266	$ 1,132,960
Paid-in surplus	8,448,599	8,413,332
Accumulated other comprehensive
Income	8,142,709	5,737,351
Retained earnings	27,428,869	27,644,010

Total stockholders' equity	$ 45,157,443	$ 42,927,653

	$406,054,937	$390,778,180
See accompanying notes.
KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended June 30
	2002	2001
REVENUES

Premiums and other considerations	$13,660,126	$12,897,136
Investment income, net of expenses	4,510,271	4,566,480
Realized gain on investments, net	359,534	66,960
Other income	334,113	276,831

Total revenues	$18,864,044	$17,807,407

BENEFITS AND EXPENSES

Death and other policyholder benefits	$ 7,745,221	$ 7,357,860
Guaranteed annual endowments	202,884	210,601
Dividends to policyholders	196,033	200,319
Increase in benefit reserves and unearned
Premiums	5,640,713	4,984,883
Amortization of deferred acquisition
costs, net	(69,634)	(234,507)
Commissions	1,423,727	1,472,285
Other insurance expenses	2,862,476	2,630,242

Total benefits and expenses	$18,001,420	$16,621,683

Income from operations before Federal
income tax	$ 862,624	$ 1,185,724

Provision for Federal income taxes:
Current	$ (9,460)	$ 105,909
Deferred	340,972	285,000

	$ 331,512	$ 390,909

Net Income	$ 531,112	$ 794,815

Earnings per share	$ 0.47	$ 0.71

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Six Months Ended June 30
	2002	2001
REVENUES

Premiums and other considerations	$27,554,894	$25,217,854
Investment income, net of expenses	8,984,484	9,078,223
Realized gain on investments, net	691,262	165,555
Other income	560,890	526,290

Total revenues	$37,791,530	$34,987,922

BENEFITS AND EXPENSES

Death and other policyholder benefits	$ 16,153,921	$ 15,108,689
Guaranteed annual endowments	377,260	392,497
Dividends to policyholders	368,648	374,218
Increase in benefit reserves and unearned
Premiums	11,330,121	9,514,020
Amortization of deferred acquisition
costs, net	(597,562)	(724,332)
Commissions	2,932,296	2,997,876
Other insurance expenses	5,540,950	5,070,300

Total benefits and expenses	$36,105,634	$32,733,268

Income from operations before Federal
income tax and cumulative effect of
change in accounting principle	$ 1,685,896	$ 2,254,654

Provision for Federal income taxes:
Current	$ 151,056	$ 149,663
Deferred	352,972	618,000

	$ 504,028	$ 767,663

Income before cumulative effect of change
in accounting principle	$ 1,181,868	$ 1,486,991

Cumulative effect of change in
accounting principle	$ (970,862)	$ 0

Net Income	$ 211,006	$ 1,486,991

Earnings per share:
Before cumulative effect of change in
accounting principle	$ 1.04	$ 1.31
Cumulative effect of change in
accounting principle	$ (0.86)	$ 0.00

Earnings per share	$ 0.18	$ 1.31

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Six Months Ended June 30
	2002	2001

Net cash provided by operating activities	$ 9,156,308	$ 11,209,315

Investing activities
Securities available-for-sale:
Purchases	$(39,622,360)	$ (20,984,515)
Sales and maturities	27,767,811	12,516,556
Other investments:
Cost of acquisition	(906,507)	(3,425,007)
Sales and maturities	1,910,169	3,389,568
Other investing activities	(311,466)	(2,825)

Net cash used by investing activities	$(11,162,353)	$ (8,506,223)

Financing activities
Receipts from universal life policies
credited to policyholders account
Balances	$ 3,571,597	$ 2,597,870
Return of policyholder account balances
on universal life policies	(4,098,333)	(4,231,618)
Net proceeds from notes payable	3,974,360	353,848
Other financing activities	(362,983)	(876,324)

Net cash provided (used) by financing
Activities	$ 3,084,641	$ (2,156,224)

Increase in cash and cash equivalents	$ 1,078,596	$ 546,868

Cash and cash equivalents at beginning
of period	6,432,594	3,324,447

Cash and cash equivalents at end of period	$ 7,511,190	$ 3,871,315

See accompanying notes.

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

NOTE A - Nature of Operations: Kentucky Investors, Inc. (Kentucky Investors) is the holding company of Investors Heritage Life Insurance Company (Investors Heritage), Investors Heritage Printing, Inc., a printing company and Investors Heritage Financial Services Group, Inc., an insurance marketing company. These entities are collectively hereinafter referred to as the “Company”. The operations of Kentucky Investors are principally that of its life insurance company, Investors Heritage. The operations of the non-insurance subsidiaries of Kentucky Investors account for less than 1% of the Company’s total operations.

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

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K.

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

NOTE C - Earnings per Share: Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The number of shares used in this computation for the Company is 1,134,192 and 1,137,081 for June 30, 2002 and 2001, respectively.

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

	Three Months Ended
	June 30, 2002	June 30, 2001

Revenues:
Preneed & Burial Products	$14,437,796	$13,797,495
Traditional & Universal Life Products	3,366,132	3,428,337
Credit Insurance Products &
Administrative Services	59,236	(11,487)
Corporate & Other	1,000,880	593,062
	$18,864,044	$17,807,407

Pre-Tax Income from Operations:
Preneed & Burial Products	$ 37,857	$ 652,181
Traditional & Universal Life Products	252,550	340,588
Credit Insurance Products &
Administrative Services	11,181	55,893
Corporate & Other	561,036	137,062
	$ 862,624	$ 1,185,724

	Six Months Ended
	June 30, 2002	June 30, 2001

Revenues:
Preneed & Burial Products	$29,266,206	$27,064,019
Traditional & Universal Life Products	6,569,748	6,608,757
Credit Insurance Products &
Administrative Services	116,705	109,650
Corporate & Other	1,838,871	1,205,496
	$37,791,530	$34,987,922

Pre-Tax Income (Loss) from Operations:
Preneed & Burial Products	$ (34,495)	$ 1,105,491
Traditional & Universal Life Products	751,131	721,205
Credit Insurance Products &
Administrative Services	6,636	101,832
Corporate & Other	962,624	326,126
	$ 1,685,896	$ 2,254,654

NOTE E - Federal Income Taxes: Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTE F – Comprehensive Income: The components of comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended
	June 30, 2002	June 30, 2001
Net income	$ 531,112	$ 794,815
Net unrealized gains (losses) on available-for-sale
securities	4,812,742	(1,527,859)
Comprehensive income (loss)	$ 5,343,854	$ (733,044)

	Six Months Ended
	June 30, 2002	June 30, 2001
Net income	$ 211,006	$ 1,486,991
Net unrealized gains on available-for-sale
securities	2,405,358	972,489
Comprehensive income	$ 2,616,364	$ 2,459,480

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

A reconciliation of the previously reported 2001 statement of income information to pro forma amounts that reflect the elimination of amortization of goodwill is presented below:

	Three Months Ended
	June 30, 2001
	Amount	Per Share
Net income, as reported	$ 794,815	$ 0.71
Amortization of goodwill	12,136	0.01
Pro forma net income	$ 806,951	$ 0.72

	Six Months Ended
	June 30, 2001
	Amount	Per Share
Net income, as reported	$ 1,486,991	$ 1.31
Amortization of goodwill	24,272	0.02
Pro forma net income	$ 1,511,263	$ 1.33

NOTE H – Notes Payable: On June 28, 2002, Kentucky Investors entered into long term debt with Cherokee National Life Insurance Company (Cherokee) of Macon, Georgia, in the amount of $4,000,000, with interest to be paid quarterly at a rate equal to the prime rate, and due on June 28, 2007.  The funds were used to purchase 400,000 shares of Cherokee common stock valued at $4,000,000. No interest has been paid on this note in 2002.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Kentucky Investors, Inc. is incorporated under the laws of the Commonwealth of Kentucky and wholly owns Investors Heritage Life Insurance Company, a life insurance company also incorporated under the laws of the Commonwealth of Kentucky. Kentucky Investors also wholly owns Investors Heritage Financial Services Group, Inc., a Kentucky insurance marketing company which was formed in 1994, and Investors Heritage Printing, Inc., a Kentucky printing company that provides printing to Investors Heritage and other unaffiliated parties.

Investors Heritage offers a full line of life insurance products including, but not limited to, whole life, term life, single premium life, multi-pay life and annuities. Investors Heritage's primary lines of business is insurance policies and annuities utilized to fund preneed funeral contracts, credit life and credit disability insurance, and term life and reducing term life sold through financial institutions.

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

While the Company continues to expand the operations of Financial Services Group and  Heritage Printing, less than 1% of the Company's total operations were generated by those subsidiaries. As expected, more than 10% of Financial Services Group's revenues during the second quarter 2002 were derived from the sale of Investors Heritage's credit insurance products. The Company anticipates a dividend to be paid by Financial Services Group during the third quarter in 2002. A small dividend was declared and paid by Heritage Printing during 2002.

The Company's primary uses of cash are operating expenses, debt service and dividend payments, and the Company's principal sources of cash are the dividends paid to it by Investors Heritage, Financial Services Group and Heritage Printing. Investors Heritage's principal sources of cash are from the sale of life insurance policies and investment income, including realized gains (losses), less benefits to policyholders and expenses. Therefore, the remainder of the discussion will deal with the financial condition and results of operations of Investors Heritage.

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

Management is not aware of any commitments or unusual events that could materially affect capital resources. During the fourth quarter of 2000 Kentucky Investors borrowed $2,000,000 on a long-term basis; and an additional $400,000 was borrowed during the second quarter of 2001, however, there is no short-term external debt. Kentucky Investors utilized $200,000 of the loan amount to reduce debt to Investors Heritage and $1,800,000 was loaned to Investors Heritage in exchange for a surplus note. The note calls for Investors Heritage to pay, on or before the first day of each quarter, interest at an 8.5% annual rate, upon prior approval by the Kentucky Department of Insurance. Such interest may be paid out of Investors Heritage's earned surplus, operating income, or paid-in and contributed surplus. In the second quarter of 2002 the Company acquired 400,000 shares of common stock of Cherokee National Life Insurance Company (Cherokee) in exchange for the Company’s promissory note in the amount of $4,000,000. Interest will be paid quarterly at a rate equal to the prime rate and the note is due June 28, 2007. The Company also has a $150,000 line-of-credit note with a bank, of which $95,001 is outstanding at June 30, 2002.

The Company and Investors Heritage will continue to explore various opportunities including corporate reorganizations, acquisitions and purchasing blocks of business from other companies, which may dictate a need for either long-term or short-term debt.

During the first quarter 2002, the Board of Directors directed that there be submitted to the shareholders at the annual meeting a proposed amendment to the Articles of Incorporation to authorize the issuance of 8,000,000 shares of a new class of undesignated, non-voting preferred stock. On May 9, 2002, at the Annual Meeting of Shareholders, the shareholders approved the proposed amendment. The Board of Directors will establish and designate different series within the new class of preferred stock and fix and determine the relative rights and preferences of each new series. To date no shares have been issued and the Company has no current plans to issue such shares.

Investors Heritage has maintained a sound, conservative investment strategy. At June 30, 2002, 86.9% of invested assets consisted of fixed income public bonds compared to 87.3% at December 31, 2001. Fixed income assets are managed by Conning Asset Management Company, an independent portfolio manager.

Additionally, Investors Heritage also engages in commercial and residential mortgage lending with approximately 94% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At June 30, 2002, 8.0% of invested assets consisted of mortgage loans compared to 8.8% at December 31, 2001. Management anticipates funding several new mortgage loan investments during the remainder of 2002 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets.

Investors Heritage's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At June 30, 2002 Investors Heritage's fixed income investments were 100% investment grade as rated by Standard & Poor's, compared to 99.6% at December 31, 2001. None of Investors Heritage's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

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

Results of Operations

Total premium income (net of reinsurance) for the second quarter 2002 increased 5.9% when compared to the second quarter of 2001 and increased 9.3% for the first six months of 2002 when compared to the same period in 2001, due primarily to increases in pre-need sales. Net investment income for the second quarter 2002 compared to the second quarter of 2001 decreased 1.2% and decreased 1% for the first six months of 2002 when compared to the same period in 2001. The decrease is primarily due to the lower yield rates on new asset purchases, and the change in the amortization schedules of mortgage-backed securities due to higher than anticipated pre-payments. Overall Revenue for the second quarter 2002 increased 5.9% when compared to the second quarter of 2001 and increased 8% for the first six months of 2002 when compared to the same period in 2001.

Total Benefits and Expenses were 8.3% higher in the second quarter of 2002 when compared to the same quarter of 2001 and 10.3% higher for the first six months of 2002 when compared to the same period in 2001 primarily due to higher premium production in pre-need sales and higher claims overall. After providing for federal income taxes, the Company's Net Income was $531,112 with Earnings per share of $0.47 for the second three months of 2002 as compared to Net Income of $794,815 and Earnings per share of $0.71 for the same period in 2001. The Company’s Net Income (before cumulative effect of change in accounting principle) was $1,181,868 with Earnings per share of $1.04 for the first six months of 2002 as compared to Net Income of $1,486,991 and Earnings per share of $1.31 for the first six months of the same period in 2001.

SFAS No. 142 "Goodwill and Other Intangible Assets" was adopted during the first quarter of 2002. This resulted in an after-tax charge of $970,862 during the first quarter of 2002 related to the impairment of goodwill.  The impaired goodwill was associated with the 1981 and 1982 acquisitions of Investors Heritage Life Insurance Company of the South and Commercial Travelers Life Insurance Company, respectively. The charge is reported separately in the Company’s Consolidated Statements of Income as a "Cumulative Effect of Change in Accounting Principle". After the charge, the goodwill balance at June 30, 2002 is $-0-. Under the new accounting standards, there will no longer be a charge for normal amortization of goodwill.

A dividend of $0.38 per share was paid April 5, 2002, to shareholders of record on March 22, 2002.

Business Segments

Management internally evaluates the performance of Investors Heritage operations by the following business segments:

Preneed & Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were 4.6% higher for the second quarter of 2002 when compared to the same period of 2001 and 8.1% higher in the first six months of 2002 when compared to the same period of 2001. The increase is due to a significant increase in sales from Investors Heritage's Legacy 2000 Series of Preneed Products used in the preneed funeral market. Pre-Tax Income (Loss) from Operations for the second quarter 2002 was $37,857 compared to $652,181 for the same period for 2001 and $(34,495) for the first six months of 2002 compared to $1,105,491 for the same period for 2001. The decrease in 2002 compared to 2001 is due primarily to higher mortality, reduced investment income due to lower interest rates on investments in fixed maturities and higher state premium taxes due to the increase in sales. Investors Heritage plans to continue its expansion of territory and recruitment of agents in the Preneed and Burial insurance market.

Traditional & Universal Life Products include traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were 1.8% lower for the second quarter of 2002 when compared to the second quarter of 2001 and 0.6% lower for the first six months of 2002 when compared to the same period in 2001. The decrease in revenues is primarily from a decrease in loan demand associated with the sales of term insurance products through banks. Pre-Tax Income from Operations for the second quarter 2002 was 25.8% lower than the second quarter of 2001 primarily because of higher mortality and general insurance expenses associated with the sales, issuance and administration costs of these products.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident & health insurance products. Revenues for 2002 were $59,236 for the second quarter compared to $(11,487) for the same period for 2001 and $116,705 for the first six months of 2002 compared to $109,650 for the same period in 2001. Pre-Tax Income from Operations was $11,181 for the second quarter of 2002 compared to $55,893 for the second quarter of 2001 and $6,636 for the first six months of 2002 compared to $101,832 for the same period in 2001. The decreases are primarily due to the reduction in the need for credit insurance because of a decrease in consumer loan demand. With less production there was a related reduction in service fee income for this segment. All of the related underwriting risk currently produced is being reinsured 100% with highly-rated life companies.

Corporate & Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. Revenues were 68.8% higher and Pre-Tax Income from Operations was 309.3% higher for the second quarter of 2002 when compared to the first quarter 2001. Revenues were 52.5% higher for the first six months of 2002 when compared to the same period in 2001 and Pre-Tax Income from Operations was 195.2% higher for the first six months of 2002 when compared to the same period in 2001.  The increases are primarily due to realized gains from the sale of investments.

Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 29.9% at June 30, 2002 compared to 34.1% for June 30, 2001. The decrease in the effective tax rate is due primarily to the increased benefit of the small life insurance company deduction resulting from a decrease in net income.

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

     The Company is not involved in any legal proceedings. From time to time Investors Heritage is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 14, 2001, Investors Heritage is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on Investors Heritage’s or the Company’s financial condition or results of operations.

ITEM 2.	Changes in Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of matters to a Vote of Security Holders

(a) The annual meeting of the stockholders as held May 9, 2002 at 11:00 a.m. The purpose of the meeting was to elect directors.

(b) Three (3) directors were elected to hold office for a term of three (3) years or until their successors are duly elected and qualified.

The following individuals were elected for a term of three (3) years and the number of votes cast were as follows:

Harold G. Doran - Number of Votes Cast FOR - 866,597.453; WITHHELD - 1,200.60
Helen S. Wagner - Number of Votes Cast FOR - 866,579.693; WITHHELD - 1,218.36
David W. Reed - Number of Votes Cast FOR - 867,012.853; WITHHELD - 785.20

The other directors whose terms will continue after the meeting are:

Jerry F. Howell, Jr.
Gordon Duke
Robert M. Hardy, Jr.
Harry Lee Waterfield II

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and Reports on Form 8-K

a) Exhibits

No exhibits were filed for the quarter ended June 30, 2002.

b) Reports on form 8-K

No reports on Form 8-K were filed for the quarter ended June 30, 2002.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.

/s/ Harry Lee Waterfield II
BY: Harry Lee Waterfield II
DATE: August 14, 2002	President

/s/ Raymond L. Carr
BY: Raymond L. Carr
DATE: August 14, 2002	Vice President - Chief Financial Officer

     Harry Lee Waterfield II and Raymond L. Carr, being the President and Vice President, Chief Financial Officer, respectively, of Kentucky Investors, Inc., hereby certify as of this 14th day of August, 2002, that the Form 10-Q for the Quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Kentucky Investors, Inc.

KENTUCKY INVESTORS, INC.

/s/ Harry Lee Waterfield II
BY: Harry Lee Waterfield II
DATE: August 14, 2002	President

/s/ Raymond L. Carr
BY: Raymond L. Carr
DATE: August 14, 2002	Vice President - Chief Financial Officer