Form 10-Q
period 2002-09-30
KENTUCKY INVESTORS INC
filed 2002-11-08
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC

FORM 10-Q

QUARTERLY REPORT

Under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THREE MONTHS ENDED

SEPTEMBER 30, 2002

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

Number of outstanding shares as of September 30, 2002 - 1,138,558.72

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

PART I - CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1. The following condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (GAAP). In management's opinion, all adjustments and certain reclassifications necessary for a fair statement of financial position at September 30, 2002 and December 31, 2001 and the results of operations for the three month and nine month periods ended September 30, 2002 and December 31, 2001 have been made.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2002	December 31, 2001
Assets
Investments
Fixed maturities available for sale at
fair value (amortized cost
2002-$252,206,960 - 2001 -
$235,124,000	$277,817,684	$243,831,823
Investment in affiliate	4,000,000	-
Mortgage loans on real estate	23,493,112	24,710,790
Other long term investments	938,311	409,658
Short term investments	820,000	837,560
Other investments	9,629,403	9,515,569

Total investments	$316,698,510	$279,305,400

Cash and cash equivalents	7,597,057	6,432,594
Due and deferred premiums	4,895,289	4,544,329
Deferred acquisition costs	24,218,870	24,930,081
Present value of future profits	458,866	514,585
Leased property under capital leases	323,287	449,033
Goodwill	-	970,862
Other assets	6,615,676	6,926,941
Amounts recoverable from reinsurers	64,205,589	66,704,355

	$425,013,144	$390,778,180

Liabilities and Stockholders' Equity
Liabilities
Policy liabilities
Benefit reserves	$321,382,500	$306,419,302
Unearned premium reserves	20,007,840	21,550,803
Other policyholders' funds	4,070,082	4,648,807
Total policy liabilities	$345,460,422	$332,618,912
Federal income taxes	12,018,124	6,233,425
Obligations under capital leases	323,619	443,544
Notes payable	6,529,017	2,244,074
Other liabilities	7,164,310	6,310,572

Total liabilities	$371,495,492	$347,850,527

Stockholders' Equity
Common Stock (shares issued:
2002 - 1,138,559, 2001 - 1,132,960	$ 1,138,559	$ 1,132,960
Paid-in surplus	8,458,341	8,413,332
Accumulated other comprehensive
income	16,061,335	5,737,351
Retained earnings	27,859,417	27,644,010

Total stockholders' equity	$ 53,517,652	$ 42,927,653

	$425,013,144	$390,778,180
See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended September 30
	2002	2001
REVENUES

Premiums and other considerations	$12,945,156	$12,723,215
Investment income, net of expenses	4,795,397	4,595,800
Realized gain on investments, net	97,719	408,112
Other income	266,748	309,880

Total revenues	$18,105,020	$18,037,007

BENEFITS AND EXPENSES

Death and other policyholder benefits	$ 8,238,988	$ 7,250,746
Guaranteed annual endowments	157,572	163,317
Dividends to policyholders	168,099	175,827
Increase in benefit reserves and unearned
premiums	4,784,484	5,140,765
Amortization of deferred acquisition
costs, net	154,463	(263,258)
Commissions	1,270,716	1,575,621
Other insurance expenses	2,657,353	2,577,456

Total benefits and expenses	$17,431,675	$16,620,474

Income from operations before federal
income tax	$ 673,345	$ 1,416,533

Provision for federal income taxes:
Current	$ 140,045	$ 224,772
Deferred	115,381	243,000

	$ 255,426	$ 467,772

Net income	$ 417,919	$ 948,761

Earnings per share	$ 0.37	$ 0.79

Dividends per share	$ -	$ -
See accompaying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Nine Months Ended September 30
	2002	2001
REVENUES

Premiums and other considerations	$40,500,050	$37,941,069
Investment income, net of expenses	13,779,881	13,674,023
Realized gain on investments, net	788,981	573,667
Other income	827,638	836,170

Total revenues	$55,896,550	$53,024,929

BENEFITS AND EXPENSES

Death and other policyholder benefits	$ 24,392,909	$22,359,435
Guaranteed annual endowments	534,832	555,814
Dividends to policyholders	536,747	550,045
Increase in benefit reserves and unearned
premiums	16,114,605	14,654,785
Amortization of deferred acquisition
costs, net	(443,099)	(987,590)
Commissions	4,203,012	4,573,497
Other insurance expenses	8,198,303	7,647,756

Total benefits and expenses	$53,537,309	$49,353,742

Income from operations before federal
income tax and cumulative effect of
change in accounting principle	$ 2,359,241	$ 3,671,187

Provision for federal income taxes:
Current	$ 291,101	$ 374,435
Deferred	468,353	861,000

	$ 759,454	$ 1,235,435

Income before cumulative effect of change
in accounting principle	$ 1,599,787	$ 2,435,752

Cumulative effect of change in
accounting principle	$ (970,862)	$ 0

Net income	$ 628,925	$ 2,435,752

Earnings per share:
Before cumulative effect of change in
accounting principle	$ 1.41	$ 2.04
Cumulative effect of change in
accounting principle	$ (0.86)	$ 0.00

Earnings per share	$ 0.55	$ 2.04

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Nine Months Ended September 30
	2002	2001

Net cash provided by operating activities	$ 17,900,537	$ 17,108,452

Investing activities
Securities available-for-sale:
Purchases	$(57,951,396)	$ (36,455,935)
Sales and maturities	37,650,781	24,842,678
Other investments:
Cost of acquisition	(2,302,777)	(3,617,822)
Sales and maturities	2,786,863	4,061,114
Other investing activities	(326,966)	1,409

Net cash used by investing activities	$(20,143,495)	$ (11,168,556)

Financing activities
Receipts from universal life policies
credited to policyholders account
balances	$ 5,238,987	$ 2,597,870
Return of policyholder account balances
on universal life policies	(5,783,807)	(6,036,723)
Net proceeds from notes payable	4,284,943	307,663
Other financing activities	(332,702)	(840,322)

Net cash provided (used) by financing
activities	$ 3,407,421	$ (3,971,512)

Increase in cash and cash equivalents	$ 1,164,463	$ 1,968,384

Cash and cash equivalents at beginning
of period	6,432,594	3,324,447

Cash and cash equivalents at end of period	$ 7,597,057	$ 5,292,831

See accompanying notes.

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)

NOTE A - Nature of Operations: Kentucky Investors, Inc. (Kentucky Investors) is the holding company of Investors Heritage Life Insurance Company (Investors Heritage), Investors Heritage Printing, Inc., a printing company, Investors Heritage Financial Services Group, Inc., an insurance marketing company, and Family Assignment Services, LLC, a limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies. These entities are collectively hereinafter referred to as the “Company”. The operations of Kentucky Investors are principally that of its life insurance company, Investors Heritage. The operations of the non-insurance subsidiaries of Kentucky Investors account for less than 1% of the Company’s total operations.

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

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K.

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

NOTE C - Earnings per Share: Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The number of shares used in this computation for the Company is 1,135,375 and 1,194,322 for September 30, 2002 and 2001, respectively.

NOTE D - Segment Data: The Company operates in four segments as shown in the following table. All segments include both individual and group insurance. Identifiable revenues and expenses are assigned directly to the applicable segment. Net investment income is generally allocated to the insurance and the corporate segments in proportion to policy liabilities and stockholders’ equity, respectively. Corporate segment results for the parent company, Investors Heritage Printing, Inc., Investors Heritage Financial Services Group, Inc. and Family Assignment Services LLC, after elimination of intercompany amounts, are presented.

	Three Months Ended
	September 30, 2002	September 30, 2001

Revenues:
Preneed & Burial Products	$13,952,924	$13,593,375
Traditional & Universal Life Products	3,373,288	3,296,266
Credit Insurance Products &
Administrative Services	51,206	209,027
Corporate & Other	727,602	938,339
	$18,105,020	$18,037,007

Pre-Tax Income (Loss) from Operations:
Preneed & Burial Products	$ 326,993	$ 465,461
Traditional & Universal Life Products	72,671	340,441
Credit Insurance Products &
Administrative Services	319	(27,372)
Corporate & Other	273,362	638,003
	$ 673,345	$ 1,416,533

	Nine Months Ended
	September 30, 2002	September 30, 2001

Revenues:
Preneed & Burial Products	$43,219,130	$40,657,394
Traditional & Universal Life Products	9,943,036	9,905,023
Credit Insurance Products &
Administrative Services	167,911	318,677
Corporate & Other	2,566,473	2,143,835
	$55,896,550	$53,024,929

Pre-Tax Income from Operations:
Preneed & Burial Products	$ 292,498	$ 1,570,952
Traditional & Universal Life Products	823,802	1,061,646
Credit Insurance Products &
Administrative Services	6,955	74,460
Corporate & Other	1,235,986	964,129
	$ 2,359,241	$ 3,671,187

NOTE E - Federal Income Taxes: Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTE F – Comprehensive Income: The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	September 30, 2002	September 30, 2001
Net income	$ 417,919	$ 948,761
Net unrealized gains on
available-for-sale securities	7,918,626	4,516,925
Comprehensive income	$ 8,336,545	$ 5,465,686

	Nine Months Ended
	September 30, 2002	September 30, 2001
Net income	$ 628,925	$ 2,435,752
Net unrealized gains on
available-for-sale securities	10,323,984	5,489,414
Comprehensive income	$ 10,952,909	$ 7,925,166

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

A reconciliation of the previously reported 2001 statement of income information to pro forma amounts that reflect the elimination of amortization of goodwill is presented below:

	Three Months Ended
	September 30, 2001
	Amount	Per Share
Net income, as reported	$ 948,761	$ 0.79
Amortization of goodwill	12,136	0.01
Pro forma net income	$ 960,897	$ 0.80

	Nine Months Ended
	September 30, 2001
	Amount	Per Share
Net income, as reported	$ 2,435,752	$ 2.04
Amortization of goodwill	36,408	0.03
Pro forma net income	$ 2,472,160	$ 2.07

NOTE H – Notes Payable: On June 28, 2002, Kentucky Investors entered into long term debt with Cherokee National Life Insurance Company (Cherokee) of Macon, Georgia, in the amount of $4,000,000, with interest to be paid quarterly, at a rate equal to the prime rate, and due on June 28, 2007. The funds were used to purchase 400,000 shares of Cherokee common stock valued at $4,000,000. No interest has been paid on this note in 2002. At September 30, 2002, interest payable on this note was $47,500. The Company has guaranteed a $2,000,000 line-of-credit note with a financial institution, with interest to be paid monthly at a rate equal to the prime rate and due September 30, 2003. At September 2002, $466,423 was outstanding on this note. The purpose of this line of credit is to provide advance funding for funerals in exchange for an assignment of life insurance policies from other unaffiliated companies.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Kentucky Investors, Inc. is incorporated under the laws of the Commonwealth of Kentucky and wholly owns Investors Heritage Life Insurance Company, a life insurance company also incorporated under the laws of the Commonwealth of Kentucky. Kentucky Investors also wholly owns Investors Heritage Financial Services Group, Inc., a Kentucky insurance marketing company which was formed in 1994, Investors Heritage Printing, Inc., a Kentucky printing company that provides printing to Investors Heritage and other unaffiliated parties, and Family Assignment Services, LLC, a Kentucky limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies.

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

While the Company continues to expand the operations of Financial Services Group, Heritage Printing and Family Assignment Services, less than 1% of the Company's total operations were generated by those subsidiaries. As expected, more than 10% of Financial Services Group's revenues during the third quarter 2002 were derived from the sale of Investors Heritage's credit insurance products. During the first nine months of 2002, the Company received dividends from Financial Services Group and Heritage Printing in the amount of $281,000 and $20,000, respectively. The Company anticipates another dividend payment from Financial Services Group during the fourth quarter in 2002.

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

During the fourth quarter of 2000 Kentucky Investors borrowed $2,000,000 on a long-term basis, and an additional $400,000 was borrowed during the second quarter of 2001. Kentucky Investors utilized $200,000 of the loan amount to reduce debt to Investors Heritage and $1,800,000 was loaned to Investors Heritage in exchange for a surplus note. The note calls for Investors Heritage to pay, on or before the first day of each quarter, interest at an 8.5% annual rate, upon prior approval by the Kentucky Department of Insurance. Such interest may be paid out of Investors Heritage's earned surplus, operating income, or paid-in and contributed surplus. In the second quarter of 2002 the Company acquired 400,000 shares of common stock of Cherokee National Life Insurance Company (Cherokee) in exchange for the Company’s promissory note in the amount of $4,000,000. Interest will be paid quarterly at a rate equal to the prime rate and the note is due June 28, 2007. The Company has also guaranteed another $2,000,000 line-of-credit note with a financial institution on behalf of Family Assignment Services, of which $466,423 was outstanding at September 30, 2002. The purpose of this line of credit is to provide advance funding for funerals in exchange for an assignment of life insurance policies from other unaffiliated companies.

The Company and Investors Heritage will continue to explore various opportunities including corporate reorganizations, acquisitions and purchasing blocks of business from other companies, which may dictate an additional need for either long-term or short-term debt.

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

Investors Heritage has maintained a sound, conservative investment strategy. At September 30, 2002, 87.7% of invested assets consisted of fixed income public bonds compared to 87.3% at December 31, 2001. Fixed income assets are managed by Conning Asset Management Company, an independent portfolio manager.

Additionally, Investors Heritage also engages in commercial and residential mortgage lending with approximately 97% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At September 30, 2002, 7.4% of invested assets consisted of mortgage loans compared to 8.8% at December 31, 2001. Management anticipates funding several new mortgage loan investments during the remainder of 2002 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets.

Investors Heritage's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At September 30, 2002 Investors Heritage's fixed income investments were 100% investment grade as rated by Standard & Poor's, compared to 99.6% at December 31, 2001. None of Investors Heritage's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

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

Results of Operations

Total premium income (net of reinsurance) for the third quarter 2002 increased 1.7% when compared to the third quarter of 2001 and increased 6.7% for the first nine months of 2002 when compared to the same period in 2001, due primarily to increases in pre-need sales. Net investment income for the third quarter 2002 compared to the third quarter of 2001 increased 4.3% and increased less than 1% for the first nine months of 2002 when compared to the same period in 2001. The increase is primarily due to a larger asset base, however lower yield rates on new asset purchases, and the change in the amortization schedules of mortgage-backed securities due to higher than anticipated pre-payments has impacted the rate of return on our investment portfolio. Overall revenue for the third quarter 2002 increased less than 1.0% when compared to the third quarter of 2001 and increased 5.4% for the first nine months of 2002 when compared to the same period in 2001.

Total Benefits and Expenses were 4.9% higher in the third quarter of 2002 when compared to the same quarter of 2001 and 8.5% higher for the first nine months of 2002 when compared to the same period in 2001 primarily due to higher premium production in pre-need sales and higher claims overall. After providing for federal income taxes, the Company's Net Income was $417,919 with Earnings per share of $0.37 for the third quarter of 2002 as compared to Net Income of $948,761 and Earnings per share of $0.73 for the same period in 2001. The Company’s Net Income (before cumulative effect of change in accounting principle) was $1,599,787 with Earnings per share of $1.41 for the first nine months of 2002 as compared to Net Income of $2,435,752 and Earnings per share of $2.04 for the first nine months of the same period in 2001.

SFAS No. 142 "Goodwill and Other Intangible Assets" was adopted during the first quarter of 2002. This resulted in an after-tax charge of $970,862 during the first quarter of 2002 related to the impairment of goodwill. The impaired goodwill was associated with the 1981 and 1982 acquisitions of Investors Heritage Life Insurance Company of the South and Commercial Travelers Life Insurance Company, respectively. The charge is reported separately in the Company’s Consolidated Statements of Income as a "Cumulative Effect of Change in Accounting Principle". After the charge, the goodwill balance at September 30, 2002 is $-0-. Under the new accounting standards, there will no longer be a charge for normal amortization of goodwill.

A dividend of $0.38 per share was paid April 5, 2002, to shareholders of record on March 22, 2002.

Business Segments

Management internally evaluates the performance of Investors Heritage operations by the following business segments:

Preneed & Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were 2.6% higher for the third quarter of 2002 when compared to the same period of 2001 and 6.3% higher in the first nine months of 2002 when compared to the same period of 2001. The increase is due to a significant increase in sales from Investors Heritage's Legacy 2000 Series of Preneed Products used in the preneed funeral market. Pre-Tax Income from Operations for the third quarter 2002 was $326,993 compared to $465,461 for the same period for 2001 and $292,498 for the first nine months of 2002 compared to $1,570,952 for the same period for 2001. The decrease in 2002 compared to 2001 is due primarily to higher mortality, reduced investment income due to lower interest rates on investments in fixed maturities and higher state premium taxes due to the increase in sales. Investors Heritage plans to continue its expansion of territory and recruitment of agents in the Preneed and Burial insurance market.

Traditional & Universal Life Products include traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were 2.3% higher for the third quarter of 2002 when compared to the third quarter of 2001 and 0.4% higher for the first nine months of 2002 when compared to the same period in 2001. Revenues on this segment are primarily derived from the sales of term insurance products through banks. The sales are tied to loan demand, which has been fairly flat this year and has shown insignificant fluctuations throughout each quarter. Pre-Tax Income from Operations for the third quarter 2002 was 78.7% lower than the third quarter of 2001 and 22.4% lower in the first nine months of 2002 compared to the same period in 2001 primarily because of higher mortality and general insurance expenses associated with the sales, issuance and administration costs of these products.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident & health insurance products. Revenues for 2002 were $51,206 for the third quarter compared to $209,027 for the same period for 2001 and $167,911 for the first nine months of 2002 compared to $318,677 for the same period in 2001. Pre-Tax Income (Loss) from Operations was $319 for the third quarter of 2002 compared to $(27,372) for the third quarter of 2001 and $6,955 for the first nine months of 2002 compared to $74,460 for the same period in 2001. The decreases are primarily due to the reduction in the need for credit insurance because of a decrease in consumer loan demand. With less production there was a related reduction in service fee income for this segment. All of the related underwriting risk currently produced is being reinsured 100% with highly-rated life companies.

Corporate & Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. Revenues were 22.5% lower and Pre-Tax Income from Operations was 57.2% lower for the third quarter of 2002 when compared to the third quarter 2001. Revenues were 19.7% higher for the first nine months of 2002 when compared to the same period in 2001 and Pre-Tax Income from Operations was 28.2% higher for the first nine months of 2002 when compared to the same period in 2001. The increases for the nine months in 2002 are primarily due to higher realized gains from the sale of investments. The decreases for the third quarter of 2002 when compared to the third quarter of 2001 are primarily due to the timing of those realized gains.

Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 32.2% at September 30, 2002 compared to 33.7% for September 30, 2001. The decrease in the effective tax rate is due primarily to the increased benefit of the small life insurance company deduction resulting from a decrease in net income.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in the Company's market risks since December 31, 2001. Refer to the Annual Report to the stockholders for the year ended December 31, 2001 for reference purposes.

ITEM 4. Controls and Procedures

Within the 90 days prior to the filing date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings

The Company is not involved in any legal proceedings. From time to time Investors Heritage is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 8, 2002, Investors Heritage is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on Investors Heritage’s or the Company’s financial condition or results of operations.

ITEM 2. Changes in Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

a) Exhibits

No exhibits were filed for the quarter ended September 30, 2002.

b) Reports on form 8-K

No reports on Form 8-K were filed for the quarter ended September 30, 2002.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.

/s/ Harry Lee Waterfield II
BY: Harry Lee Waterfield II
DATE: November 8, 2002	President

/s/ Raymond L. Carr
BY: Raymond L. Carr
DATE: November 8, 2002	Vice President - Chief Financial Officer

     Harry Lee Waterfield II and Raymond L. Carr, being the President and Vice President, Chief Financial Officer, respectively, of Kentucky Investors, Inc., hereby certify as of this 8th day of November, 2002, that the Form 10-Q for the Quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Kentucky Investors, Inc.

KENTUCKY INVESTORS, INC.

/s/ Harry Lee Waterfield II
BY: Harry Lee Waterfield II
DATE: November 8, 2002	President

/s/ Raymond L. Carr
BY: Raymond L. Carr
DATE: November 8, 2002	Vice President - Chief Financial Officer

CERTIFICATIONS

I, Harry Lee Waterfield II, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kentucky Investors, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	By: /s/ Harry Lee Waterfield II
Harry Lee Waterfield II
President

I, Raymond L. Carr, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kentucky Investors, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	By: /s/ Raymond L. Carr
Raymond L. Carr
Vice President - Chief Financial Officer