Form 10-K
period 2002-12-31
KENTUCKY INVESTORS INC
filed 2003-03-25
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

COMMISSION FILE NUMBER 0-1999

KENTUCKY INVESTORS, INC.

(Exact name of registrant as specified in Charter)

KENTUCKY	61-6030333
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

200 Capital Avenue, Frankfort, Kentucky 40601
(Address of Principal Executive Offices)

Registrant's telephone number, including area code 502-223-2361

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class
Common $1 Par Value

Name of Each Exchange on Which Registered
OTC BULLETIN BOARD

Securities registered pursuant to Section 12(g) of the Act:

Common Capital Stock Par Value $1.00 Per Share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  (X)         NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendments to this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) YES ( ) NO (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant $15,901,555.25 as of December 31, 2002

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class
Common Capital Stock

Outstanding at December 31, 2002
1,143,389.72

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 2002 (Form 10-K, Items 1, 5a, 6, 7, 7a and 8)

(2) Portions of the Proxy Statement dated April 11, 2003, for the Annual Meeting of Stockholders to be held May 8, 2003 Fform 10-K, items 10, 11, 12 and 13.)

CONTENTS

PART I

		Page
ITEM 1.	BUSINESS	5
ITEM 2.	PROPERTIES	15
ITEM 3.	LEGAL PROCEEDINGS	15
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	15
ITEM 6.	SELECTED FINANCIAL DATA	16
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	16
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	16

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	17
ITEM 11.	EXECUTIVE COMPENSATION	18
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	18
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	18
ITEM 14.	CONTROLS AND PROCEDURES	18

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	19
INDEX TO EXHIBITS		20
SIGNATURES		22

PART I

Item 1. Business

(a) Business Overview

The business of Kentucky Investors, Inc. is the holder of 100% of the outstanding common stock of a life insurance company, a printing company and an insurance marketing company and the sole member of a Kentucky limited liability company.

Kentucky Investors owns 100% of Investors Heritage Life Insurance Company, Investors Heritage Printing, Inc. and Investors Heritage Financial Services Group, Inc. Kentucky Investors is the sole member of Family Assignment Services, LLC, a Kentucky limited liability corporation. We will be referring to Investors Heritage Printing, Investors Heritage Financial and Family Assignment as the "Non-insurance subsidiaries". We will be referring to Investors Heritage Life, Investors Heritage Printing, Investors Heritage Financial and Family Assignment as the "Subsidiaries". We will also be referring to Kentucky Investors and its subsidiaries as the "Company".

Investors Heritage Life owns 96% of Investors Underwriters, Inc., an investment holding company. While the Non-insurance Subsidiaries continue to expand, less than 1% of Kentucky Investors' total operations were generated by the Non-insurance Subsidiaries for the year ended December 31, 2002. The Non-insurance Subsidiaries' total assets and stockholder equity comprised less than 1% in the aggregate of the Kentucky Investors' reported total assets and stockholder equity as of December 31, 2002.

Effective September 30, 2002, Investors Heritage Life acquired all of the issued and outstanding stock of Regal Life Insurance Company, a Maryland life insurance company, from its parent, Bankers Independent Insurance Company.  On December 31, 2002, Regal was merged into Investors Heritage Life.  The acquisition and merger were approved by both the Maryland and Kentucky Departments of Insurance.  The acquisition was accounted for under the purchase accounting method as prescribed by SFAS 141 “Business Combinations”.  The gross acquisition price was approximately $560,000, subject to adjustments to be determined within 180 days from the effective date of the transaction.  The difference between the fair values of assets received and liabilities assumed was recorded as the present value of future profits (“PVFP”), representing the actuarially determined present value of anticipated profits to be realized from the business, using a risk-adjusted discount rate.

Investors Heritage Financial, a wholly-owned insurance and financial service marketing company, markets Investors Heritage Life's credit insurance and mortgage redemption products and also markets a variety of products to financial institutions for a number of other unaffiliated companies.

(b) Financial Information About Business Segments

Investors Heritage Life

The business segments of Investors Heritage Life are identified and discussed on Schedule III, Supplementary Insurance Information and on pages 46-48 of the Annual Report to Stockholders for the year ended December 31, 2002 and are incorporated herein by reference. Investors Heritage Life offers a portfolio of the standard forms of participating, non-participating, whole life, limited pay, endowments, split-funding, interest-sensitive whole life, guaranteed issue whole life, universal life, term and group life. In addition, Investors Heritage Life writes credit life and credit accident and health insurance (collectively "Credit Insurance”) on a group basis.

Ordinary Production. The business segments for ordinary production are Preneed and burial products and Traditional and universal life products. Investors Heritage Life is working diligently to increase ordinary product sales. The largest increase in this area has been the Preneed and burial products sales in the final expense and preneed funeral markets. Final expense sales include the sale of small face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. Preneed funeral sales include the sale of modal premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract.

Investors Heritage Life has continued to improve its marketing capability in this area. As a result, Investors Heritage Life has steadily increased sales of Preneed products and expanded into new states, including but not limited to, Tennessee, Indiana, Illinois, Kansas, South Carolina and Georgia and continues to experience growth in premium production from these states.

Preneed sales were up 10% for the year 2002. Our efforts and strategy to continue a successful operation will hinge on continuing to provide solid products and outstanding administrative service and on the personal relationships developed and fostered each year. The Legacy 2000 product series is being replaced with the new Legacy Protector and Legacy Preferred products for both the single premium as well as the modal premium policies.

Our Preneed and burial product sales are generated primarily through independent funeral homes in fifteen states. In 2002, we experienced record sales in our core products and at the same time consolidated to a degree our field management staff, therefore reducing sales expenses. Our production goal was $37,711,992 in new premium and we actually produced $38,207,398. This is a 1% increase over our goal and a 10% increase over sales in 2001.

Credit Insurance Products and Administrative Services. Investors Heritage Life has marketed Credit Insurance since 1966. Since 1996 Investors Heritage Financial has marketed Investors Heritage Life’s Credit Insurance products and will continue to do so in 2003. All of the risk on all Credit Insurance policies sold by Investors Heritage Life has been and will continue to be reinsured with larger, highly rated companies. Currently Investors Heritage Life has reinsurance agreements with Munich American Reassurance Company ("Munich") and The Canada Life Assurance Company ("Canada Life"). For the last several years Investors Heritage Financial has been marketing products for several unaffiliated companies to financial institutions. During 2002 Investors Heritage Financial continued to explore marketing opportunities for products and secured appointments with several unaffiliated companies in order to market larger face amount term products, cancer, accident and second-to-die products. These relationships will allow Investors Heritage Financial to provide more products and better serve our existing accounts thereby allowing us to further strengthen these agency relationships.

During 2001, Investors Heritage Financial entered into a strategic marketing partnership with Cherokee National Life Insurance Company, a subsidiary of American United Life Insurance Company, to distribute Investors Heritage Life products. This relationship has brought new financial institution accounts in Tennessee, Georgia, South Carolina and Louisiana and further solidified this relationship. See “Other Subsidiaries” for further information.

Management anticipates steady growth in this segment during 2003 due to Investors Heritage Financial's efforts.

Premium production decreased by $288,009 to $2,640,641 in 2002 for the credit ordinary segment. This was a 9% decrease over 2001, primarily due the sluggish economy which caused decreased activity in the financial institution market.

(c) Narrative Description of Business

Preneed and Burial Products. Sales for this segment are under the direct supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have several district managers under their supervision. As a result of Investors Heritage Life's growth in the Preneed area, agency relationships have also been entered into directly with numerous funeral home owners. Management anticipates this trend to continue and, depending on the size of the funeral home and state law, Preneed counselors will also become part of the agency force.

Investors Heritage Life also issues two non-participating interest-sensitive single premium whole life policies based on simplified underwriting. These policies provide for payment of the full face amount at the death of the insured and for increasing death benefits on a non-guaranteed basis.

Investors Heritage Life also provides other products designed for the preneed funeral market. These products are single premium and modal premium non-participating whole life policies. Single premium policies are sold on a guaranteed issue basis and modal premium policies are fully underwritten. Both single and modal premium policies provide for non-guaranteed increasing death benefits and have a maximum face amount of $25,000.

The fourth generation of products, for the preneed funeral market, called the “Legacy 2000 Series”, differ from prior products by offering simplified underwriting for the multi-pay policies and shorter reduced benefit policies. Some of these products provide for the payment of the full face amount at the death of the insured and some provide graded death benefits during the first year. All of the products provide for increasing death benefits on a non-guaranteed basis.

During the first quarter 2003, Investors Heritage Life will introduce its fifth generation of life products designed for the preneed funeral market. These new products provide an underwritten and a guaranteed issue single premium policy as well as underwritten and guaranteed issue multi-pay policies. All of the products provide for increasing death benefits on a non-guaranteed basis with a guaranteed minimum increase and the reduced benefit period has been lengthened for the guaranteed issue multi-pay product. These new products, called the “Legacy Protector and Legacy Preferred Series”, were developed to combat the challenging economic environment and increased mortality anti selection and will replace the Legacy 2000 Series.

Investors Heritage Life introduced a new series of final expense whole life insurance policies during 2001. These new products are non-participating whole life insurance issued with simplified underwriting. These products are offered outside of the preneed market and replace the level benefit policies that were included in the Legacy 2000 series. The Heritage Final Expense product has been well received in our markets.

Since 1997 the majority of business written by Investors Heritage Life has been group insurance products sold in the preneed market. The Legacy 2000 Series introduced during 1998 is also a group product in many states as is the new Heritage Final Expense product that replaced the Legacy 2000 Series in the second and third quarter of 2001. Therefore, group life premiums and in-force business remain at higher levels than individual premiums and in-force business. Group life premiums during 2002 were $22,357,847 as compared to $19,571,638 in 2001 representing an increase of 14%. The new Legacy Protector and Legacy Preferred Series will initially be sold as individual products; however, management anticipates filing these products on a group basis in many states during the second and third quarter 2003.

Traditional and Universal Life Products. Sales for this segment are under the direct supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have several district managers under their supervision. Investors Heritage Life also sells business through general agents or brokers who may represent one or more companies.

Approximately 36% of total insurance in force is Ordinary Life. The Ordinary Life sales are built around a standard portfolio of life insurance policies with some of the contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies. In addition, Investors Heritage Life offers term insurance products.

Some of the participating policies provide for payment of guaranteed annual endowments of fixed amounts beginning at the end of the second policy year and continuing through the premium-paying period. These policies also have an annual guaranteed benefit. As of December 31, 2002, 7% of the total ordinary insurance in force was comprised of participating policies and approximately 4% of those policies provide some guaranteed benefit.

Another block of participating policies provides for the payment of a dividend which will purchase additional insurance equal to 5% of the previous year's total death benefit, including any additional insurance purchased in prior years. The dividend is not guaranteed. As of December 31, 2002, 3% of the total ordinary insurance in force was comprised of participating policies with non-guaranteed benefits.

Non-participating life insurance policies sold in both the Preneed and burial product segment and the Traditional and universal life segment represented 93% of the total ordinary insurance in force.

Investors Heritage Life also provides term insurance products, both on a decreasing and a level basis. During 2001, we introduced a new Term to 95 product that replaced our Level Term product. We will continue to provide our decreasing term policy that is primarily sold through financial institutions.

Group life accounts for the remaining 47% of total in-force business.  In addition to the group business discussed above, Investors Heritage Life participates in the Federal Employee Group Life Insurance ("FEGLI") Program, which is administered by Metropolitan Life Insurance Company and in the Servicemen's Group Life Insurance ("SEGLI") Program which is administered by Prudential Insurance Company of America. As of year-end 2002 the total amount of insurance in force from the FEGLI and SEGLI programs were $495,154,000 and $946,392,000, respectively.

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

Investors Heritage Financial initiated discussions with unaffiliated companies regarding a transaction where the Credit Insurance business would be written by Investors Heritage Life and all of the risk insured would be immediately reinsured to the unaffiliated company. In addition to receiving a retention fee, Investors Heritage Life also receives a fee for administration and claims processing services. Investors Heritage Financial is able to generate revenues in the form of commissions from the sale of Investors Heritage Life’s Credit Insurance products.

Management believes there will continue to be opportunities to administer Credit Insurance business in Kentucky for non-domestic insurers. Investors Heritage Life has entered into reinsurance agreements with four unaffiliated companies, Life Investors Insurance Company of America, Bankers Life Insurance Company, Universal Guaranty Life Insurance Company and American United Life Insurance Company. Pursuant to those agreements, our Credit Insurance products sold by Life Investors', Bankers Life's, Universal Guaranty’s and American United Life's agents are reinsured to Life Investors, Bankers Life, Universal Guaranty’s and American United Life, respectively. Investors Heritage Life and Investors Heritage Financial are paid a retention fee and a marketing fee for services provided. The agreement with Bankers Life was canceled effective January 31, 2001 with respect to new business. Investors Heritage Financial will continue to seek contracts to operate as an administrator for other companies that sell Credit Insurance.

Investors Heritage Financial will continue to call on banks, finance companies and selected automobile dealerships to market the Credit Insurance products for Investors Heritage Life. As anticipated, more than 12% of Investors Heritage Financial's revenues for 2002 were derived from the sale of Investors Heritage Life's Credit Insurance products. Credit Insurance gross written premiums were lower than anticipated in 2002 due to the sluggish economy which caused decreased loan demand. Investors Heritage Life anticipates 2003 Credit Insurance gross written premiums to exceed $14,000,000.

In addition to selling Credit Insurance, Investors Heritage Life bank agents may obtain an ordinary life license enabling them to sell mortgage life insurance that might be required in excess of the statutory credit life limitation enacted by each state where our Credit Insurance products are sold. The mortgage life insurance sales operations will continue to be conducted through Investors Heritage Financial. Further, Investors Heritage Financial is licensed with other unaffiliated insurance companies to provide products that Investors Heritage Life does not offer to the financial institutions and other agents. These products include cancer, accident, second-to-die, large face amount term insurance, short term and long term disability and annuities. These relationships generated additional fee income in the amount of $573,553 during 2002 and management anticipates fee income from this area to continue to grow.

Risk. In many cases Investors Heritage Life requires evidence of insurability before issuing individual life policies including, in some cases, a medical examination or a statement by an attending physician. Home office underwriters review the evidence of insurability required and approve the issuance of the policy in accordance with the application if the risk is acceptable. Some applicants who are substandard risks are rejected, but many are offered policies with higher premiums, restricted coverages or reduced benefits during the first or second policy years. The majority of the single premium business is written through the preneed funeral market without evidence of insurability, relying on safeguards such as product design, limits on the amount of coverage, and premiums which recognize the resultant higher level of claims. To further reduce the risk, one of our new single premium products requires evidence of insurability utilizing simplified underwriting.

Investors Heritage Life obtains reinsurance with respect to amounts in excess of its retention limits. Currently the maximum limit of retention by Investors Heritage Life on its standard contract for any one life is $100,000 plus the amount of the return of premium benefits, if any. The maximum is reduced for substandard classes of risk. The maximum retention on Credit Life is also $100,000 per life. Excess coverages are reinsured externally to unaffiliated reinsurers.

Management is continually reviewing its reinsurance programs and considering reducing retention amounts to provide more level profit streams and provide additional protection against unusual claims. During 2001, Investors Heritage Life entered into two reinsurance agreements in furtherance of these goals. The first is with Munich which reinsures the Heritage Final Expense products on an 80/20 quota share basis with Investors Heritage Life retaining 20% of the risk on each life. The second is with Lincoln National Reinsurance Company (now Swiss Re) which reinsures the new Term to 95 product on an 80/20 quota share basis with Investors Heritage Life retaining 20% of the risk on each life.

As of December 31, 2002, approximately $736,567,000, or 22% of total life insurance in force was reinsured with non-affiliated well-established insurance companies. Investors Heritage Life would become liable for the reinsured risks if the reinsurers could not meet their obligations. Investors Heritage Life has not experienced a reinsurer default under any of the reinsurance agreements to which Investors Heritage Life is a party. Further, Investors Heritage Life has no knowledge of and does not anticipate any material default in any existing reinsurance obligation.

Investors Heritage Life is party to reinsurance and coinsurance agreements with twenty non-affiliated companies. The reinsurers for Investors Heritage Life and amounts of insurance in force that are reinsured are as follows:

Company	Reinsurance	Percent
	Amount	Of Total
American United Life Insurance Company	$ 38,409,000	5.22%
Bankers Life Insurance Company	42,373,000	5.75%
Business Men's Assurance Company	4,375,000	0.59%
Canada Life Assurance Company	166,494,000	22.61%
Connecticut General Life Insurance Company	15,834,000	2.15%
Key Life Insurance Company	1,210,000	0.16%
Life Investors Insurance Company of America	9,234,000	1.25%
Lincoln National Reinsurance Company	85,873,000	11.66%
Munich American Reassurance Company	225,395,000	30.60%
Optimum Re Insurance Company	4,940,000	0.67%
ReliaStar Life Insurance Company	87,400,000	11.87%
Scottish Annuity and Life Insurance Company	49,891,000	6.77%
Swiss Re Life & Health America Insurance	700,000	0.10%
Universal Guaranty Life Insurance Company	3,698,000	0.50%
Other Companies (6)	741,000	0.10%
	$736,567,000	100.00%

From 1999 to July 2001, Investors Heritage Life reinsured all of the risk on the Credit Insurance products sold by its agents to Munich and ReliaStar. Effective July 1, 2001 ReliaStar terminated the reinsurance agreement with respect to new issues. Therefore, Investors Heritage Life entered into a reinsurance agreement with Canada Life to replace ReliaStar. Effective July 2003, Canada Life will exit the Credit Insurance market and Investors Heritage Life and Investors Heritage Financial will negotiate new reinsurance agreements to replace Canada Life. As explained above, some of these credit insurance risks have been and will be reinsured to Life Investors, Bankers Life, Universal Guaranty and American United Life.

Regulation of Insurance. Investors Heritage Life's business is subject to regulation and supervision by the insurance regulatory authority of each state in which Investors Heritage Life is licensed to do business. Such regulators grant licenses to transact business; regulate trade practices; approve policy forms; license agents; approve certain premium rates; establish minimum reserve and loss ratio requirements; review form and content of required financial statements; prescribe types and amounts of investments permitted; and assure that capital, surplus and solvency requirements are met. Insurance companies can also be required under the solvency or guaranty laws of most states in which they do business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. They are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time. Under the rules of the National Association of Insurance Commissioners ("NAIC"), a self-regulatory organization of state insurance commissioners, insurance companies are examined periodically by one or more of the regulatory authorities.

Domiciled in the Commonwealth of Kentucky, Investors Heritage Life is licensed by the Kentucky Department of Insurance and is subject to its examination and regulations. The triennial audit was completed during 2002 for the three years ending December 31, 2000. The Examination Report contains no specific recommendations and no material adjustments were made to the statutory financial statements of Investors Heritage Life.

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

Since the Adjusted Capital levels of Investors Heritage Life currently exceed all of the regulatory action levels as defined by the NAIC's Model Act, the Model Act currently has no negative impact on the Company's operations or financial condition.

Statutory restrictions also limit the amount of dividends that may be paid by Investors Heritage Life. Generally, dividends during any year may not be paid, without prior regulatory approval, in excess of the lesser of (a) 10 percent of statutory stockholders' equity as of the preceding December 31, or (b) statutory net income for the preceding year. In addition, dividends are limited to the amount of unassigned surplus reported for statutory purposes, which was $9,554,673 at December 31, 2002. Dividend income from Investors Heritage Life for 2002 amounted to $566,819.

Competition. The life insurance business is highly competitive. With the introduction of universal life and other interest sensitive products in recent years, competition with other financial institutions has increased. The industry includes both stock and mutual companies, including some of the largest financial institutions in the United States. While Investors Heritage Life is responsive to the current economic environment, the life insurance market is relatively volatile, and Investors Heritage Life's operating results may vary as a result of those conditions.

Investors Heritage Life differentiates itself through its marketing techniques, product features, customer service and reputation. Investors Heritage Life maintains its competitive position by its focus on areas which have historically proven profitable. Those areas include single premium preneed products, modal premium final expense products, traditional whole life products, mortgage protection products and level term products. Investors Heritage Life's competitive position is maintained by its ability to provide quality customer service throughout the distribution system. Other competitive strengths include Investors Heritage Life's asset/liability management system, a quality investment portfolio which provides liquidity and Investors Heritage Life's non-leveraged financial position.

The business of Investors Heritage Life is not seasonal.

Other Subsidiaries. Investors Heritage Printing does job printing for Investors Heritage Life as well as numerous unaffiliated sources. This includes the printing of the application forms and other office forms required by Investors Heritage Life. While the income from Investors Heritage Printing is not a significant factor in our overall business, Investors Heritage Printing will continue to work to improve profitability during 2002. Revenues from Investors Heritage Printing continued to be less than one percent of our total revenue for 2002.

The formation and operation of Investors Heritage Financial generates additional revenue to Kentucky Investors. Although this additional revenue is not a significant factor in our overall business, Investors Heritage Financial remains steady in its operations with revenues of $473,913 in 2002 compared to $526,525 in 2001. Revenues from Investors Heritage Financial continue to account for less than one percent of our total revenue for 2001. See Schedule II.

During June 2002, the Company acquired 400,000 shares of Cherokee National Life Insurance Company, a subsidiary of American United Life Insurance Company, in exchange for the Company’s non-recourse promissory note in the amount of $4,000,000. The note is due June 28, 2007 and interest will be paid quarterly at a rate equal to the prime rate. Cherokee National stock dividends will be paid quarterly and the dividend rate will be equal to the prime rate. No interest is due on the note unless dividends have been paid. During December 2002, the 400,000 shares of Cherokee National common stock were exchanged for 400,000 shares of Series A preferred stock of Cherokee National.

During September 2002, the Company authorized the formation of Family Assignment Services, LLC to provide funding for at-need funerals.  Family Assignment is a single member, limited liability corporation organized under the laws of the Commonwealth of Kentucky. Kentucky Investors is the sole member of the LLC. Funding provided by Family Assignment is secured by assignments of verified incontestable life insurance policies issued by unaffiliated companies. The funds are advanced to funeral homes for services provided for the insured. Upon receipt of death benefits from the insurance company, the principal balance of the debt is reduced and interest and fees are recorded. This service is provided to funeral homes that do not have the manpower to complete necessary paperwork to process the insurance claim.

Dividend income from the Non-insurance Subsidiaries for 2002 amounted to approximately $446,000.

Additionally, Kentucky Investors earns fees for other services performed for its subsidiaries. The fees pay for the necessary supervision and coordination required to provide a common policy for all the companies. The supervision results in a coordination of contracts with the various independent agents, common sales brochures, and a savings to each company in the area of printing and purchasing. Kentucky Investors purchases director and officer liability coverage to include the directors and officers of each subsidiary and also purchases blanket fidelity bonds to include employees of each subsidiary at a savings when compared to purchases made by individual companies. The group life, hospitalization, and the retirement programs for the various companies are also administered by Kentucky Investors. These fees are not significant to Kentucky Investors’ total revenue. Kentucky Investors also has revenue from other investments, but it is not a significant factor in our business.

Employees. Kentucky Investors does not have any employees. Kentucky Investors’ officers perform various functions described in item 10; however, they are not paid a salary by Kentucky Investors for performing such functions. The number of persons employed by Investors Heritage Life is 101. The number of active independent contractual agents of Investors Heritage Life is 2,090. There are no unions organized nor are there any collective bargaining agreements with the employees or agents.  Management of Investors Heritage Life considers its relationship with the employees and agents to be satisfactory.

(d) Financial Information About Geographic Areas

The principal markets for Investors Heritage Life's products are in the Commonwealths of Kentucky and Virginia, and the States of North Carolina, South Carolina, Georgia, Ohio, Indiana, Florida, Tennessee, Illinois, West Virginia, Arizona, Michigan, Mississippi and Texas. Investors Heritage Life has licensed ordinary agents and regional managers throughout these states and credit life agents in over 327 banks and automobile dealerships.

Investors Heritage Life is also licensed in fifteen other states: Alabama, Arkansas and Louisiana in the South and Southeast; Colorado, Missouri, New Mexico, North Dakota, South Dakota, Oklahoma, Montana, Nebraska, Kansas and Utah in the West; and Maryland and Pennsylvania in the North. The business in these states is written mostly through general agents. During 2001 Investors Heritage Life expanded its preneed operation into several of these states, specifically, Mississippi, Michigan, Louisiana and Alabama. Management anticipates continued growth in those states during 2002.

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

Item 3. Legal Proceedings

There are no legal proceedings to which Kentucky Investors is a party. There are no legal proceedings to which Investors Heritage Life is a party that are material to the overall financial condition or results of operations of Kentucky Investors.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The information relative to the market value of the Company's stock appears on page 50 of the Annual Report to the Stockholders for the year ended December 31, 2002, and is incorporated herein by reference.

Approximate Number of Equity Security Holders

(A)

Title of Class

Common Stock

(B)

Number of Holders of Record 12-31-2002

4,881

     (c) Dividends

Kentucky Investors, Inc., paid dividends totaling $538,160 to stockholders in 2002 representing $.38 per share. The 2003 cash dividend to be paid April 7, 2003, to stockholders of record March 21, 2003 is $.38 per share.

Item 6. Selected Financial Data

Selected financial data for the past five years appears on page 27 in the Annual Report to the Stockholders for the year ended December 31, 2002, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of financial condition and results of operations appears on pages 13-26 in the Annual Report to the Stockholders for the year ended December 31, 2002, and is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption "Market Risk Exposures" appears on page 25 in the Annual Report to the Stockholders for the year ended December 31, 2002, and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The financial statements and notes appear on pages 28-49 in the Annual Report to the Stockholders for the year ended December 31, 2002 and are incorporated herein by reference. See Part IV, Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Executive officers and directors of the Company are:

Name, Position & Year Became	Age
Officer/Director
Family Relationship

Harry Lee Waterfield II	59
Chairman of the Board, President/1963

Jimmy R. McIver, Treasurer/2000	51

Nancy Waterfield Walton	63
First Vice President/1988
Sister of Harry Lee Waterfield II

Robert M. Hardy, Jr.	45
Director, Vice President and General
Counsel/1988
Nephew of Harry Lee Waterfield II

Raymond L. Carr, Chief Financial	54
Officer, Vice President/2002

Wilma Yeary, Secretary/1989	71

Jane S. Jackson, Assistant Secretary/1989	48

Helen S. Wagner, Director/1986	66

Gordon Duke, Director/1991	57

Harold G. Doran, Director/2001	50

Howard L. Graham, Director/2002	68

Jerry F. Howell, Jr., Director/1983	61

David W. Reed, Director/1982	49

(b) Each of the Directors has occupied the position indicated for a period of more than five years unless otherwise stated in the information regarding the business experience of the Directors who are not officers of the Company which is shown on pages 2-3 of the Proxy Statement of the Annual Meeting of Shareholders to be held on May 8, 2003, and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information regarding compensation of executive officers and transactions with executive officers and directors is shown on page 5 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2003, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security ownership by Officers, Directors, and management is shown on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2003, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Certain relationships and related transactions are shown on page 8 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2003, and are incorporated herein by reference.

Item 14. Controls and Procedures

Within the 90 days prior to the filing date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Annual Report on Form 10-K. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)1. The following financial Statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 2002 (pages 28-31) filed as Exhibit 1 thereto:

   Report of Independent Auditors

   Consolidated Balance Sheets as of December 31, 2002 and 2001

   For each of the three years in the period ended December 31, 2002:

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

   Schedule IV – Reinsurance

All other schedules have been omitted as not applicable, not required, or the required information has been included in the financial statements or notes thereto.
INDEX TO EXHIBITS

(a)3. Listing of Exhibits

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation of the Company, as amended, is incorporated by reference as Exhibit 3.1 to the Company's registration statement on Form S-4 filed on 10-7-1999 (File No. 333-87947).

3.2	By-Laws of the Company, as amended, is incorporated by reference as Exhibit 3.2 to the Company's registration statement on Form S-4 filed on 10-7-1999 (File No. 333-87947).

11

Statements re: computation of Per Share Earnings is contained in Note A to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on page 32 of the Annual Report to the Stockholders for the year ended December 31, 2002, and is incorporated herein by reference.

13	Annual Report to the Stockholders for the year ended December 31, 2002 is attached hereto as Exhibit 1 and is incorporated hereby by reference.

23	Consent of Independent Auditors.

99.1 & 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*The material included in this Report shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that this registrant specifically incorporates it in its Annual Report on this Form 10-K by reference.

(b) Reports on Form 8-K.

None.

(c) See Item 15(a)3 above.

(d) Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTUCKY INVESTORS, INC.

March 13, 2003

DATE                                                                          /s/Harry Lee Waterfield II

BY: Harry Lee Waterfield II

ITS: Chairman of the Board and President

     Harry Lee Waterfield IIand Raymond L. Carr, being the President and Chief Financial Officer and Vice President, respectively, of Kentucky Investors, Inc., hereby certify as of this 24th day of March, 2003, that the Form 10-K for the Year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Kentucky Investors, Inc.

KENTUCKY INVESTORS, INC.

/s/ Harry Lee Waterfield II
BY: Harry Lee Waterfield II
DATE: March 24, 2003	President

/s/ Raymond L. Carr
BY: Raymond L. Carr
DATE: March 24, 2003	Chief Financial Officer – Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry Lee Waterfield II

Harry Lee Waterfield II

Chairman of the Board and President

Principal Executive Officer

March 13, 2003

/s/Robert M. Hardy, Jr.

Robert M. Hardy, Jr.

Vice President, General Counsel and Director

March 13, 2003

/s/Jimmy McIver

Jimmy McIver

Treasurer

March 13, 2003

/s/Raymond L. Carr

Raymond L. Carr

Chief Financial Officer

Vice President

March 13, 2003

/s/Gordon Duke

Gordon Duke

Director

March 13, 2003

/s/Helen S. Wagner

Helen S. Wagner

Director

March 13, 2003

/s/Harold G. Doran

Harold G. Doran

Director

March 13, 2003

/s/David W. Reed

David W. Reed

Director

March 13, 2003

/s/Jerry F. Howell, Jr.

Jerry F. Howell, Jr.

Director

March 13, 2003

/s/ Howard L. Graham

Howard L. Graham

Director

March 13, 2003

CERTIFICATIONS

I, Harry Lee Waterfield II, certify that:

1.	I have reviewed this annual report on Form 10-K of Kentucky Investors, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"), and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	By: /s/ Harry Lee Waterfield II
Harry Lee Waterfield II
President

I, Raymond L. Carr, certify that:

1.	I have reviewed this annual report on Form 10-K of Kentucky Investors, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"), and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	By: /s/ Raymond L. Carr
Raymond L. Carr
Chief Financial Officer – Vice President

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Kentucky Investors, Inc.

We have audited the accompanying consolidated balance sheets of Kentucky Investors, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kentucky Investors, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young

Cincinnati, Ohio
March 7, 2003

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 NO. 33-46722-01) pertaining to the Kentucky Investors, Inc. and Affiliated Companies 401(k) Savings Plan of our report dated March 7, 2003, with respect to the consolidated financial statements of Kentucky Investors, Inc. incorporated by reference in its Annual Report (Form 10-K) for the year ended December 31, 2002, and the related financial statement schedules included therein.

/s/Ernst & Young LLP

Cincinnati, Ohio
March 24, 2003

KENTUCKY INVESTORS, INC.
SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENT IN
RELATED PARTIES
DECEMBER 31, 2002

			AMOUNT
			SHOWN IN
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

Fixed maturities:

Bonds:
United States and
government agencies and
authorities	$ 47,498,780	$ 52,174,915	$ 52,174,915

States and political
subdivisions	12,102,887	13,040,130	13,040,130

Foreign	17,408,784	19,901,323	19,901,323

Mortgage-backed securities	43,954,332	46,725,833	46,725,833

Corporate	133,068,087	146,740,422	146,740,422

Redeemable preferred stock	357,094	362,020	362,020

Total fixed maturities	$254,389,964	$278,944,643	$278,944,643

Equity securities:

Common Stocks:
Banks, trust & insurance
companies	$ 490,761	$ 1,137,213	$ 1,137,213

Industrial, miscellaneous and
all other	1,041,156	1,048,019	1,048,019

Nonredeemable preferred
stocks	4,036,690	4,033,010	4,033,010

Total equity securities	$ 5,568,607	$ 6,218,242	$ 6,218,242

Mortgage loans on real estate	24,020,718	XXXXXXXXXX	24,020,718

Policy loans	8,128,488	XXXXXXXXXX	8,128,488

Other long term investments	769,847	XXXXXXXXXX	769,847

Short-term investments	920,000	XXXXXXXXXX	920,000

Total investments	$293,797,624	XXXXXXXXXX	$319,001,938

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
KENTUCKY INVESTORS, INC.
CONDENSED BALANCE SHEET
FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

	2002	2001

Assets:
Cash and Cash Equivalents	$ 62,820	$ 192,603
Investment in Subsidiary	57,527,599	43,129,135
Other Assets	555,590	472,528
Other Long Term Investments	2,194,233	1,811,619

Total Assets	$60,340,242	$45,605,885

Liabilities:
Notes Payable	$ 2,386,638	$ 2,244,074
Notes Payable to Affiliate	4,000,000	-0-
Other Liabilities	334,216	420,304
Taxes Payable	(8,362)	13,854

Stockholders' Equity:
Common Stock	1,143,390	1,132,960
Paid in Surplus	8,495,833	8,413,332
Unrealized Appreciation (depreciation)
of available-for-sale securities of
subsidiary	15,432,098	5,737,351
Retained Earnings	28,556,429	27,644,010

Total Stockholders' Equity	$53,627,750	$42,927,653

Total Liabilities and Stockholders’ Equity	$60,340,242	$ 45,605,885

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(CONTINUED)
KENTUCKY INVESTORS, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

	2002	2001	2000
Income
From printing services to:
Affiliated companies	$ 299,180	$ 302,612	$ 347,919
Others	194,437	207,152	171,874

Realized Gain (Loss) on
Investments	-0-	927	(3,800)
Other services to subsidiaries	228,525	276,143	266,489
Dividends from subsidiaries	659,930	566,819	566,819
Interest and other income	341,050	284,618	349,391

	$1,723,122	$1,638,271	$1,698,692

Operating Expenses	$ 780,584	$ 698,892	$ 759,318

Operating income before
equity in undistributed
earnings of subsidiary	$ 942,538	$ 939,379	$ 939,374

Equity in undistributed
earnings of subsidiary for
the year	$ 413,255	$2,963,046	$ 687,130

Income before provision for
income taxes	$1,355,793	$3,902,425	$1,626,504

Provision for Income Taxes
Current	$ 107,984	$ 118,084	$ 120,137
Deferred	(9,000)	-0-	-0-

	$ 98,984	$ 118,084	$ 120,137

Net Income	$1,256,809	$3,784,341	$1,506,367

Earnings Per Share, Basic	$ 1.11	$ 3.33	$ 1.31
Earnings Per Share, Diluted	$ 1.10	$ 3.33	$ 1.31

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(CONTINUED)
KENTUCKY INVESTORS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

	2002	2001	2000

NET CASH PROVIDED BY
ACTIVITIES	$ 652,184	$ 842,947	$ 763,553

FINANCING ACTIVITIES
Decrease in Notes Payable	$ -0-	$ -0-	$ (293,277)
Dividends	(538,160)	(544,023)	(547,081)
Acquisition of Treasury Stock	(3,757)	(426,209)	(58,518)
Acquisition of Affiliated Stock	(4,000,000)	-0-	-0-
Proceeds from Notes Payable	4,142,564	244,074	2,000,000
Notes receivable	(382,614)	(954)	(1,810,665)

CASH USED IN FINANCING
ACTIVITIES	$ (781,967)	$ (727,112)	$ (709,541)
INCREASE (DECREASE) IN
CASH	$ (129,783)	$ 115,835	$ 54,012

Cash and Cash Equivalents at
beginning of year	$ 192,603	$ 76,768	$ 22,756

CASH AND CASH
EQUIVALENTS AT END OF
YEAR	$ 62,820	$ 192,603	$ 76,768

KENTUCKY INVESTORS, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEAR ENDED DECEMBER 31, 2002

SEGMENT

			Credit
			Insurance
		Traditional	Products and
	Preneed Burial	Universal	Admn.	Corporate
	Products	Life Products	Services	and Other	Total

Deferred
policy
acquisi-
tion
costs	$ 18,620,006	$ 5,641,939	$ 3,796	$ 6,201	$ 24,271,942

Future
policy
benefits,
losses,
claims &
loss
expenses	246,389,692	68,815,243	2,719,260	7,412,103	325,336,298

Un-
earned
premium	-0-	2,591	18,948,820	17,525	18,968,936

Other
policy
claims &
benefits
payable	1,242,937	2,094,065	451,493	219,245	4,007,740

Premium
revenue	43,651,615	8,874,011	(68,921)	607,473	53,064,178

Net
invest-
ment
income
(1) and
(3)	12,755,458	4,581,957	484	2,011,601	19,349,500

Benefit
claims
losses &
settle-
ment
expenses	26,094,505	7,794,479	(2,890)	175,522	34,061,616

Amorti-
zation of
deferred
acquisi-
tion
costs	6,579,050	1,474,666	2,493	(3,278)	8,052,931

Other
operat-
ing
expenses
(2)	5,050,900	1,704,651	225,743	540,969	7,522,263

(1) Net investment income is allocated in proportion to policy liabilities and stockholders' equity for the subsidiary and to the corporate segment for the parent.

(2) Other operating expenses are assigned directly to the applicable segment for the subsidiary and to the corporate segment for the parent.

(3) Includes realized investment gains or losses.

KENTUCKY INVESTORS, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEAR ENDED DECEMBER 31, 2001

SEGMENT

			Credit
		Traditional	Insurance
		and	Products and
	Preneed Burial	Universal	Admn.	Corporate
	Products	Life Products	Services	and Other	Total

Deferred
policy
acquisi-
tion
costs	$ 18,592,147	$ 6,328,722	$ 6,289	$ 2,923	$ 24,930,081

Future
policy
benefits,
losses,
claims &
loss
expenses	229,951,650	67,225,464	2,792,320	6,449,868	306,419,302

Un-
earned
premium	-0-	2,866	21,532,831	15,106	21,550,803

Other
policy
claims &
benefits
payable	1,311,256	2,088,313	1,033,038	216,200	4,648,807

Premium
revenue	40,661,736	8,763,502	9,102	396,209	49,830,549

Net
invest-
ment
income
(1) and
(3)	12,681,222	4,617,497	1,116	2,126,589	19,426,424

Benefit
claims
losses &
settle-
ment
expenses	23,702,419	7,166,291	22,205	778,184	31,669,099

Amorti-
zation of
deferred
acquisi-
tion
costs	5,600,439	1,785,819	3,663	1,774	7,391,695

Other
operat-
ing
expenses
(2)	4,833,931	1,658,434	307,534	555,295	7,355,194

(1) Net investment income is allocated in proportion to policy liabilities and stockholders' equity for the subsidiary and to the corporate segment for the parent.

(2) Other operating expenses are assigned directly to the applicable segment for the subsidiary and to the corporate segment for the parent.

(3) Includes realized investment gains or losses.

KENTUCKY INVESTORS, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 2000

SEGMENT

			Credit
		Traditional	Insurance
		and	Products and
	Preneed Burial	Universal	Admn.	Corporate
	Products	Life Products	Services	and Other	Total

Deferred
policy
acquisi-
tion
costs	$ 17,140,527	$ 6,807,465	$ 9,952	$ 4,697	$23,962,641

Future
policy
benefits,
losses,
claims &
loss
expenses	214,848,917	66,266,553	2,614,249	6,366,566	290,096,285

Un-
earned
premium	-0-	3,732	23,782,200	30,239	23,816,171

Other
policy
claims &
benefits
payable	1,300,485	1,948,740	1,016,614	190,447	4,456,286

Premium
revenue	39,116,730	8,476,674	31,251	314,744	47,939,399

Net
inves-
tment
income
(1) and
(3)	11,319,414	4,538,707	2,788	557,576	16,418,485

Benefit
claims,
losses &
settle-
ment
expenses	20,573,913	7,109,896	15,732	392,723	28,092,264

Amorti-
zation of
deferred
acquisi-
tion costs	5,444,515	1,754,820	11,111	2,612	7,213,058

Other
operat-
ing
expenses
(2)	4,871,900	1,781,325	316,093	508,294	7,477,612

(1) Net investment income is allocated in proportion to policy liabilities and stockholders' equity for the subsidiary and to the corporate segment for the parent.

(2) Other operating expenses are assigned directly to the applicable segment for the subsidiary and to the corporate segment for the parent.

(3) Includes realized investment gains or losses.

KENTUCKY INVESTORS, INC.
SCHEDULE IV - REINSURANCE
FOR THE YEAR ENDED DECEMBER 31, 2002

			Premium,
		Premium, Life	Accident and
	Life Insurance	Insurance and	Health	TOTAL
	in Force	Annuities	Insurance	PREMIUMS

Gross Amount	$1,860,666,000	$61,422,612	$4,275,455	$65,698,067

Ceded to other
Companies	736,567,000	11,363,521	4,275,558	15,639,079

Assumed from
other
Companies	1,441,546,000	2,995,267	9,923	3,005,190

Net Amount	2,565,645,000	53,054,358	9,820	53,064,178

Percentage of
Amount
Assumed to Net	56%	6%	101%	6%

KENTUCKY INVESTORS, INC.
SCHEDULE IV - REINSURANCE
FOR THE YEAR ENDED DECEMBER 31, 2001

			Premium,
		Premium, Life	Accident and
	Life Insurance	Insurance and	Health	TOTAL
	in Force	Annuities	Insurance	PREMIUMS

Gross Amount	$1,898,615,000	$59,817,687	$4,889,191	$64,706,878

Ceded to other
Companies	783,567,000	12,512,940	4,889,658	17,402,598

Assumed from
other
Companies	1,389,141,000	2,516,561	9,708	2,526,269

Net Amount	2,504,189,000	49,821,308	9,241	49,830,549

Percentage of
Amount
Assumed to Net	55%	5%	105%	5%

KENTUCKY INVESTORS, INC.
SCHEDULE IV - REINSURANCE
(CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 2000

			Premium
		Premium, Life	Accident and
	Life Insurance	Insurance and	Health	TOTAL
	in Force	Annuities	Insurance	PREMIUMS

Gross Amount	$1,913,771,000	$59,299,373	$5,637,282	$64,936,655

Ceded to other
Companies	834,725,000	13,729,123	5,642,818	19,371,941

Assumed from
other
Companies	1,003,059,000	2,368,686	5,999	2,374,685

Net Amount	2,082,105,000	47,938,936	463	47,939,399

Percentage of
Amount
Assumed to Net	48%	5%	1296%	5%