Form 10-Q
period 2003-03-31
KENTUCKY INVESTORS INC
filed 2003-05-14
CIK 55362

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC

FORM 10-Q

QUARTERLY REPORT
Under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THREE MONTHS ENDED

MARCH 31, 2003

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

Number of outstanding shares as of March 31, 2003 – 1,147,651.72

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

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

KENTUCKY INVESTORS, INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2003	December 31, 2002
Assets
Investments
Fixed maturities available for sale at
fair value (amortized cost
2003-$260,194,649 - 2002 -
$254,389,964)	$283,334,340	$278,944,643
Investment in affiliate	4,000,000	4,000,000
Mortgage loans on real estate	24,981,314	24,020,718
Other long term investments	620,383	769,847
Short term investments	923,000	920,000
Other investments	9,776,896	10,346,730

Total investments	$323,635,933	$319,001,938

Cash and cash equivalents	4,348,023	7,773,597
Due and deferred premiums	4,517,643	4,753,111
Deferred acquisition costs	24,149,612	24,271,942
Present value of future profits	551,409	574,305
Leased property under capital leases	289,904	315,332
Other assets	6,846,785	7,340,333
Amounts recoverable from reinsurers	62,000,403	63,010,331
	$426,339,712	$427,040,889

Liabilities and Stockholders' Equity
Liabilities
Policy liabilities
Benefit reserves	$326,884,132	$325,336,298
Unearned premium reserves	18,402,028	18,968,936
Other policyholders' funds	3,898,732	4,007,740
Total policy liabilities	$349,184,892	$348,312,974
Federal income taxes	11,243,483	11,356,823
Obligations under capital leases	289,905	315,346
Notes payable	6,138,221	6,386,638
Other liabilities	6,310,038	7,041,358

Total liabilities	$373,166,539	$373,413,139

Stockholders' Equity
Common Stock (shares issued:
2003 – 1,147,652, 2002 - 1,143,390)	$ 1,147,652	$ 1,143,390
Paid-in surplus	8,504,231	8,495,833
Accumulated other comprehensive
income	15,056,650	15,432,098
Retained earnings	28,464,640	28,556,429

Total stockholders' equity	$ 53,173,173	$ 53,627,750

	$426,339,712	$427,040,889

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended March 31
	2003	2002
REVENUES

Premiums and other considerations	$10,475,024	$13,894,768
Investment income, net of expenses	4,640,260	4,474,213
Realized gain on investments, net	129,673	331,728
Other income	231,994	226,777

Total revenues	$15,476,951	$18,927,486

BENEFITS AND EXPENSES

Death and other policyholder benefits	$ 9,194,753	$ 8,408,700
Guaranteed annual endowments	169,078	174,376
Dividends to policyholders	169,395	172,615
Increase in benefit reserves and unearned
premiums	1,645,215	5,689,408
Amortization of deferred acquisition
costs, net	158,479	(527,928)
Commissions	959,214	1,508,569
Other insurance expenses	2,735,190	2,678,474

Total benefits and expenses	$15,031,324	$18,104,214

Income from operations before federal
income tax	$ 445,627	$ 823,272

Provision for federal income taxes:
Current	$ 77,149	$ 160,516
Deferred	30,000	12,000

	$ 107,149	$ 172,516

Income before cumulative effect of change
in accounting principle	$ 338,478	$ 650,756

Cumulative effect of change in
accounting principle	$ -	$ (970,862)

Net income	$ 338,478	$ (320,106)

Earnings per share:
Before cumulative effect of change in
Accounting principle	$ 0.30	$ 0.57
Cumulative effect of change in
Accounting principle	$ -	$ (0.85)

Earnings per share	$ 0.30	$ (0.28)

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Three Months Ended March 31
	2003	2002

Net cash provided by operating activities	$ 2,179,274	$ 4,761,751

Investing activities
Securities available-for-sale:
Purchases	$(13,198,718)	$(14,115,000)
Sales and maturities	8,957,411	7,147,120
Other investments:
Cost of acquisition	(2,100,529)	(48,630)
Sales and maturities	1,290,473	894,206
Other investing activities	(32,258)	(75,044)

Net cash used by investing activities	$ (5,083,621)	$ (6,197,348)

Financing activities
Receipts from universal life policies
credited to policyholders account
balances	$ 1,857,150	$ 1,916,477
Return of policyholder account balances
on universal life policies	(1,718,137)	(2,071,973)
Net proceeds from notes payable	(248,417)	(60,147)
Other financing activities	(411,823)	(470,008)

Net cash used by financing
activities	$ (521,227)	$ (685,651)

Decrease in cash and cash equivalents	$ (3,425,574)	$ (2,121,248)

Cash and cash equivalents at beginning
of period	7,773,597	6,432,594

Cash and cash equivalents at end of period	$ 4,348,023	$ 4,311,346

See accompanying notes.

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003
(Unaudited)

NOTE A - Nature of Operations: Kentucky Investors, Inc. (Kentucky Investors) is the holding company of Investors Heritage Life Insurance Company (Investors Heritage Life), Investors Heritage Printing, Inc., a printing company, Investors Heritage Financial Services Group, Inc., an insurance marketing company, and Family Assignment Services, LLC, a limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies. These entities are collectively hereinafter referred to as the “Company”. The operations of Kentucky Investors are principally that of its life insurance company, Investors Heritage Life. The operations of the non-insurance subsidiaries of Kentucky Investors account for less than 1% of the Company’s total operations.

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

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K.

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

	Income	Shares	Per Share
			Amount
March 31, 2003
Basic EPS
Net income	$ 338,478	1,144,208	$ 0.30
Dilutive effect of common equivalent shares of
stock options	-	1,541	-

Diluted EPS
Net income	$ 338,478	1,145,749	$ 0.30

March 31, 2002
Basic EPS
Net income (loss)	$ (320,106)	1,132,843	$ (0.28)
Dilutive effect of common equivalent shares of
stock options	-	-	-

Diluted EPS
Net income (loss)	$ (320,106)	1,132,843	$ (0.28)

December 31, 2002
Basic EPS
Net income	$1,256,809	1,136,512	$ 1.11
Dilutive effect of common equivalent shares of
stock options	-	1,560	-

Diluted EPS
Net income	$1,256,809	1,138,072	$ 1.10

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

	Three Months Ended
	March 31, 2003	March 31, 2002

Revenues:
Preneed & Burial Products	$11,606,784	$14,828,410
Traditional & Universal Life Products	3,106,203	3,203,616
Credit Insurance Products &
Administrative Services	74,263	57,469
Corporate & Other	689,701	837,991
	$15,476,951	$18,927,486

Pre-Tax Income (Loss) from Operations:
Preneed & Burial Products	$ (131,340)	$ (72,352)
Traditional & Universal Life Products	373,865	498,581
Credit Insurance Products &
Administrative Services	14,825	(4,545)
Corporate & Other	188,277	401,588
	$ 445,627	$ 823,272

NOTE E - Federal Income Taxes: Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTE F – Comprehensive Income: The components of comprehensive income, net of related tax, are as follows:

Three Months Ended
	March 31, 2003	March 31, 2002
Net income	$ 338,478	$ (320,106)
Net unrealized losses on
available-for-sale securities	(375,448)	(2,407,384)
Comprehensive income	$ (36,970)	$ (2,727,490)

NOTE G – Notes Payable: On June 28, 2002, the Company entered into a long term debt agreement with Cherokee National in the amount of $4,000,000, with interest to be paid quarterly, at a rate equal to the prime rate, and due on June 28, 2007. The funds were used to purchase 400,000 shares of Cherokee National common stock valued at $4,000,000. In December 2002, the 400,000 shares of common stock were exchanged for 400,000 shares of Series A preferred stock. The interest rate was 4.25% at March 31, 2003. Interest expense and interest paid on this note was $42,500 in 2003.

On September 30, 2002, Family Assignment entered into a long-term debt agreement with Farmers Bank and Capital Trust Co., Frankfort, Kentucky, by establishing a line of credit in the amount of $2,000,000 with interest to be paid monthly at a rate equal to the prime rate and due September 30, 2003. At March 31, 2003, $203,500 was outstanding on this note. The purpose of this line of credit is to provide advance funding for funerals in exchange for an irrevocable assignment of life insurance policies from other unaffiliated insurance companies. The interest rate was 4.25% at March 31, 2003. Interest expense and interest paid on the note was $3,087 in 2003.

On December 27, 2000, the Company entered into a long-term debt agreement with Fifth Third Bank in the amount of $2,000,000, at an interest rate of 8.5%, due on December 27, 2005. The funds were used to retire notes payable and to issue a surplus note to its subsidiary, Investors Heritage Life. On May 1, 2001, the Company borrowed an additional $400,000 on the note and the interest rate was adjusted to 1% under the prime rate. The interest rate was 3.25% at March 31, 2003. Interest expense and interest paid on the note was $16,083 in 2003.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Kentucky Investors, Inc. is incorporated under the laws of the Commonwealth of Kentucky and wholly owns Investors Heritage Life Insurance Company, a life insurance company also incorporated under the laws of the Commonwealth of Kentucky. Kentucky Investors also wholly owns Investors Heritage Financial Services Group, Inc., a Kentucky insurance marketing company which was formed in 1994, Investors Heritage Printing, Inc., a Kentucky printing company that provides printing to Investors Heritage Life and other unaffiliated parties, and Family Assignment Services, LLC, a Kentucky limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies.

Investors Heritage Life offers a full line of life insurance products including, but not limited to, whole life, term life, single premium life, multi-pay life and annuities. Investors Heritage Life's primary lines of business is insurance policies and annuities utilized to fund preneed funeral contracts, credit life and credit disability insurance, and term life and reducing term life sold through financial institutions.

Investors Heritage Life introduced a new product series during the first quarter of 2003. The Legacy Protector and Legacy Preferred product series was developed in 2002 to replace the Legacy 2000 series. These new plans were designed to help combat a challenging economic environment and increased mortality anti-selection. In general, commissions are slightly lower, guaranteed benefits have been moved further from issue, reserves have been adjusted to better reflect experience, and an underwritten plan has been added.

Investors Heritage Life introduced a new whole life final expense product during the third quarter of 2001. The new product, Heritage Final Expense replaced the Legacy 2000 Final Expense series and is being marketed through funeral homes and independent agencies. Investors Heritage Life entered into a reinsurance agreement with Munich American Reassurance Company with regard to this new product to help reduce the initial surplus strain and minimize fluctuations in future profits.

Investors Heritage Life also provides term insurance products, both on a decreasing and a level basis. During 2001 a new Term to 95 product was introduced that replaced the Level Best Term product. We will continue to provide our decreasing term policy that is primarily sold through financial institutions.

The Company's operating earnings are derived primarily from revenues generated from the sale of insurance products by Investors Heritage Life, plus the Company's investment results, including realized gains (losses), less interest credited, benefits to policyholders and expenses.

While the Company continues to expand the operations of Investors Heritage Financial, Investors Heritage Printing and Family Assignment Services, less than 1% of the Company's total operations were generated by those subsidiaries. As expected, more than 10% of Investors Heritage Financial's revenues during the first quarter 2003 were derived from the sale of Investors Heritage Life's credit insurance products. During the first quarter of 2003, the Company received dividends from Investors Heritage Financial in the amount of $94,000. Investors Heritage Printing did not pay a dividend during the first quarter of 2003. The Company anticipates another dividend payment from Investors Heritage Financial during the second quarter in 2003, and anticipates a dividend from Investors Heritage Printing during the third quarter of 2003.

The Company's primary uses of cash are operating expenses, debt service and dividend payments, and the Company's principal sources of cash are the dividends paid to it by Investors Heritage Life, Investors Heritage Financial and Investors Heritage Printing. Investors Heritage Life's principal sources of cash are from the sale of life insurance policies and investment income, including realized gains (losses), less benefits to policyholders and expenses. Therefore, the remainder of the discussion will deal with the financial condition and results of operations of Investors Heritage Life.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and revenues and expenses. On an on-going basis, the Company evaluates its estimates, including those related to investments, deferred acquisition costs, present value of future profits, policy liabilities, income taxes, regulatory requirements, contingencies and litigation. The Company bases such estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following accounting policies, judgments and estimates are critical to the preparation of its consolidated financial statements.

Investment in Debt and Equity Securities and Mortgage Loans

The Company holds debt and equity interests in a variety of companies. Additionally, the Company originates, underwrites and manages mortgage loans. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions, poor operating results of underlying investments and defaults on mortgage loan payments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future.

Deferred Acquisition Costs and Present Value of Future Profits

At December 31, 2002, the combined balance of our deferred acquisition costs and present value of future profits (“PVFP”) was $24,846,247. The recovery of these costs is dependent on the future profitability of the related business. Each year, we evaluate the recoverability of the unamortized balance of the deferred acquisition costs and PVFP. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is charged to amortization expense. The assumptions we use to amortize and evaluate the recoverability of the deferred acquisition costs and PVFP involve significant judgment. A significant revision to these assumptions will impact future financial results.

Policy Liabilities

Establishing liabilities (and related intangible assets) for the Company’s long-duration insurance contracts requires making various assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing, and operating expense levels. The Company evaluates historical experience for these factors when assessing the need for changing current assumptions. However, since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial estimates and judgment are required. Accordingly, if actual experience emerges differently from that assumed, material financial statement adjustments could be required.

Investments, Liquidity and Capital Resources

Premiums, which include mortality and expense charges, and investment income are Investors Heritage Life's primary sources of cash flow used to meet short-term and long-term cash requirements.

Investors Heritage Life's short-term obligations consist primarily of policyholder benefits and operating expenses. Investors Heritage Life has historically been able to meet these obligations out of operating cash, premiums and investment income.

Management is not aware of any commitments or unusual events that could materially affect capital resources.

During the fourth quarter of 2000 Kentucky Investors borrowed $2,000,000 on a long-term basis, and an additional $400,000 was borrowed during the second quarter of 2001. Kentucky Investors utilized $200,000 of the loan amount to reduce debt to Investors Heritage Life and $1,800,000 was loaned to Investors Heritage Life in exchange for a surplus note. The note calls for Investors Heritage Life to pay, on or before the first day of each quarter, interest at an 8.5% annual rate, upon prior approval by the Kentucky Department of Insurance. Such interest may be paid out of Investors Heritage Life's earned surplus, operating income, or paid-in and contributed surplus.

In the second quarter of 2002 the Company acquired 400,000 shares of common stock of Cherokee National Life Insurance Company (Cherokee) in exchange for the Company’s promissory note in the amount of $4,000,000. Interest will be paid quarterly at a rate equal to the prime rate and the note is due June 28, 2007. The Company has also guaranteed another $2,000,000 line-of-credit note with a financial institution on behalf of Family Assignment Services, of which $203,500 was outstanding at March 31, 2003. The purpose of this line of credit is to provide advance funding for funerals in exchange for an assignment of life insurance policies from other unaffiliated companies.

The Company and Investors Heritage Life will continue to explore various opportunities including corporate reorganizations, acquisitions and purchasing blocks of business from other companies, which may dictate an additional need for either long-term or short-term debt.

Investors Heritage Life has maintained a sound, conservative investment strategy. At March 31, 2003, 87.5% of invested assets consisted of fixed income public bonds compared to 87.4% at December 31, 2002. Fixed income assets are managed by Conning Asset Management Company, an independent portfolio manager.

Additionally, Investors Heritage Life also engages in commercial and residential mortgage lending with approximately 95.5% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At March 31, 2003, 7.7% of invested assets consisted of mortgage loans compared to 7.5% at December 31, 2002. Management anticipates funding several new mortgage loan investments during the remainder of 2003 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets.

Investors Heritage Life's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At March 31, 2003 Investors Heritage Life's fixed income investments were 100% investment grade as rated by Standard & Poor's, compared to 100% at December 31, 2002. None of Investors Heritage Life's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

Investors Heritage Life's principal long-term obligations are fixed contractual obligations incurred in the sale of its life insurance products. The premiums charged for these products are based on conservative and actuarially sound assumptions as to mortality, persistency and interest. Management believes these assumptions will produce revenues sufficient to meet its future contractual benefit obligations and operating expenses, and provide an adequate profit margin.

Results of Operations

Total premium income (net of reinsurance) for the first quarter 2003 decreased 24.6% when compared to the first quarter of 2002.  The decrease was expected due to the introduction of our new Legacy Preneed program.  Other factors contributing to the decrease include poor weather conditions in our marketing regions, the economic environment, and uncertainties regarding the war with Iraq. Net investment income for the first quarter 2003 compared to the first quarter of 2002 increased 3.7%. The increase is primarily due to a larger asset base, however lower yield rates on new asset purchases, and the change in the amortization schedules of mortgage-backed securities due to higher than anticipated pre-payments has impacted the rate of return on our investment portfolio. Overall revenue for the first quarter 2003 decreased 18.2% when compared to the first quarter of 2002.

Total Benefits and Expenses were 17% lower in the first quarter of 2003 when compared to the same quarter of 2002 primarily due to lower premium production in pre-need sales. After providing for federal income taxes, the Company's Net Income (before cumulative effect of change in accounting principle) was $338,478 with Earnings per share of $0.30 for the first three months of 2003 as compared to Net Income of $650,756 and Earnings per share of $0.57 for the same period in 2002.

A dividend of $0.38 per share was paid April 7, 2003, to shareholders of record on March 21, 2003.

Business Segments

Management internally evaluates the performance of Investors Heritage Life operations by the following business segments:

Preneed & Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were 21.7% lower for the first quarter of 2003 when compared to the same period of 2002. The decrease is due in part to a decrease in sales from Investors Heritage Life's Legacy 2000 Series of Preneed Products which is being phased out in 2003 and is being replaced with our new Legacy Preferred product series. The poor weather conditions in our marketing regions, the economic environment, and uncertainties regarding the war with Iraq were also contributing factors to the decline in revenues. As anticipated, Pre-Tax Loss from Operations for the first quarter 2003 was ($131,340) compared to ($72,352) for the same period for 2002. The increased loss in 2003 compared to 2002 is due primarily to the factors cited previously inasmuch as the profit margin on this line of business is directly related to the decrease in revenues. Investment income pressures from the low interest rate environment causing lower yields were also a factor this quarter on our loss. Investors Heritage Life plans to continue its expansion of territory and recruitment of agents in the Preneed and Burial insurance market.

Traditional & Universal Life Products include traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were 3.0% lower for the first quarter of 2003 when compared to the first quarter of 2002. Revenues on this segment are primarily derived from the sales of term insurance products through banks. The sales are tied to loan demand, which has been fairly flat this year and has shown insignificant fluctuations. Pre-Tax Income from Operations for the first quarter 2003 was 25.0% lower than the first quarter of 2002 primarily because of general insurance expenses associated with the sales, issuance and administration costs of these products as well as the investment income pressures cited above.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident & health insurance products. Revenues for 2003 were $74,263 for the first quarter compared to $57,469 for the same period for 2002. Pre-Tax Income (Loss) from Operations was $14,825 for the first quarter of 2003 compared to ($4,545) for the first quarter of 2002. The revenues and income on the credit insurance line are directly affected by consumer loan demand. During 2002, because of economic uncertainties, there was a large decrease in consumer loan demand, which has leveled off this quarter. All of the related underwriting risk currently produced is being reinsured 100% with highly-rated life companies.

Corporate & Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. Revenues were 17.7% lower and Pre-Tax Income from Operations was 53.0% lower for the first quarter of 2003 when compared to the first quarter 2002. The decreases for the first quarter in 2003 are primarily due to a smaller realized gain on investment as compared to first quarter 2002.  Another factor contributing to the decrease in Pre-Tax Income from Operations would be the decision this quarter to assign more target surplus, through the allocation of net investment income and general expenses, to other lines of business because of the low interest rate environment.

Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 24.0% at March 31, 2003 compared to 21.0% for March 31, 2002. The increase in the effective tax rate is due primarily to the deferred tax calculation, specifically, the temporary differences arising from reserve calculations for financial reporting purposes as opposed to income tax reporting purposes.

Forward Looking Information

The Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect", "anticipate", "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of Investors Heritage Life's products, investment spreads and yields, or the earnings and profitability of the Company's or Investors Heritage Life's activities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant or material changes in the Company's market risks since December 31, 2002. Measuring market risk is a key function of our asset/liability management process.  To test financial risk and investment strategy, the Company performs an asset adequacy analysis each year.  Dynamic models of both assets and liabilities are created to project financial results under several shifts in the current interest rate environment.  Results show that the Company's exposure to a relative 10% increase or decrease in the interest rates prevalent at December 31, 2002 is a net loss of less than $500,000. This analysis is not performed on a quarterly basis.

Items taken into account on the asset side include prepayment and liquidity risks, asset diversification and quality considerations.  On the liability side, interest crediting strategies and policyholder and agent behavior (lapses, loans, withdrawals and premium flow) are dynamically modeled in relationship to the particular interest rate environment tested. Although the Company is careful to ensure that these assumptions are consistent with the best available data, interest-sensitive cash flows cannot be forecast with certainty and can deviate significantly from the assumptions made.

Because asset and liability durations are continually changing as new policyholder contracts are issued and as new investments are added to the portfolio, the Company manages its balance sheet on an ongoing basis and its net exposure to changes in interest rates may vary over time. Although the asset adequacy analysis is not performed on a quarterly basis, management believes that the Company’s asset base is sufficient to cover the minimal increases or decreases that would be expected to occur during any particular year.

In addition to these dynamic modeling techniques, the Company closely monitors its own business segments with respect to product performance and agent behavior. To that end, during 2002 we implemented a new system to assist in monitoring these areas. This new tool allows management to quickly isolate areas of strength and weakness and to take appropriate and timely action to exploit the strengths and improve the weaknesses.

ITEM 4. Controls and Procedures

Within the 90 days prior to the filing date of this Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 12, 2003, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on Investors Heritage Life’s or the Company’s financial condition or results of operations.

ITEM 2. Changes in Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

a) Exhibits

No exhibits were filed for the quarter ended March 31, 2003.

b) Reports on form 8-K

No reports on Form 8-K were filed for the quarter ended March 31, 2003.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.

BY: /s/Harry Lee Waterfield II
DATE: May 12, 2003	President

BY: /s/Raymond L. Carr
DATE: May 12, 2003	Vice President - Chief Financial Officer

     Harry Lee Waterfield II and Raymond L. Carr, being the President and Vice President, Chief Financial Officer, respectively, of Kentucky Investors, Inc., hereby certify as of this 12th day of May, 2003, that the Form 10-Q for the Quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Kentucky Investors, Inc.

KENTUCKY INVESTORS, INC.

BY: /s/Harry Lee Waterfield II
DATE: May 12, 2003	President

BY: /s/Raymond L. Carr
DATE: May 12, 2003	Vice President - Chief Financial Officer

CERTIFICATIONS

I, Harry Lee Waterfield II, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kentucky Investors, Inc.;

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

Date: May 12, 2003	By: /s/ Harry Lee Waterfield II
President

I, Raymond L. Carr, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kentucky Investors, Inc.;

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

Date: May 12, 2003	By: /s/ Raymond L. Carr
Vice President - Chief Financial Officer