Form 10-Q
period 2003-06-30
KENTUCKY INVESTORS INC
filed 2003-08-14
CIK 55362

content="text/html; charset=iso-8859-1"> Kentucky Investors, Inc. Form 10-Q June 30, 2003
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC

FORM 10-Q

QUARTERLY REPORT
Under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THREE AND SIX MONTHS ENDED

JUNE 30, 2003

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

Number of outstanding shares as of June 30, 2003 - 1,150,703.72

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

CONTENTS

PART I - FINANCIAL INFORMATION

		Page
ITEM 1.	Consolidated Financial Statements	3
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19
ITEM 4.	Controls and Procedures	20

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

KENTUCKY INVESTORS, INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2003	December 31, 2002
Assets
Investments
Fixed maturities available for sale at
fair value (amortized cost
2003-$263,845,206 - 2002 -
$254,389,964)	$293,010,567	$278,944,643
Investment in affiliate	4,000,000	4,000,000
Mortgage loans on real estate	24,648,014	24,020,718
Other long term investments	640,371	769,847
Short term investments	823,000	920,000
Other investments	10,070,217	10,346,730

Total investments	$333,192,169	$319,001,938

Cash and cash equivalents	3,630,011	7,773,597
Due and deferred premiums	4,514,992	4,753,111
Deferred acquisition costs	23,551,577	24,271,942
Present value of future profits	528,513	574,305
Leased property under capital leases	279,550	315,332
Other assets	7,482,859	7,340,333
Amounts recoverable from reinsurers	61,260,302	63,010,331
	$434,439,973	$427,040,889

Liabilities and Stockholders' Equity
Liabilities
Policy liabilities
Benefit reserves	$330,239,801	$325,336,298
Unearned premium reserves	17,875,603	18,968,936
Other policyholders' funds	3,795,716	4,007,740
Total policy liabilities	$351,911,120	$348,312,974
Federal income taxes	12,871,633	11,356,823
Obligations under capital leases	278,710	315,346
Notes payable	6,112,455	6,386,638
Other liabilities	6,619,077	7,041,358

Total liabilities	$377,792,995	$373,413,139

Stockholders' Equity
Common Stock (shares issued:
2003 - 1,150,704, 2002 - 1,143,390)	$ 1,150,704	$ 1,143,390
Paid-in surplus	8,529,028	8,495,833
Accumulated other comprehensive
income	18,338,477	15,432,098
Retained earnings	28,628,769	28,556,429

Total stockholders' equity	$ 56,646,978	$ 53,627,750

	$434,439,973	$427,040,889

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended June 30
	2003	2002
REVENUES

Premiums and other considerations	$10,757,814	$13,660,126
Investment income, net of expenses	4,590,787	4,510,271
Realized gain on investments, net	395,407	359,534
Other income	326,727	334,113

Total revenues	$16,070,735	$18,864,044

BENEFITS AND EXPENSES

Death and other policyholder benefits	$ 7,684,498	$ 7,745,221
Guaranteed annual endowments	196,070	202,884
Dividends to policyholders	195,979	196,033
Increase in benefit reserves and unearned
premiums	3,685,571	5,640,713
Amortization (deferral) of deferred
acquisition costs, net	239,112	(69,634)
Commissions	875,513	1,423,727
Other insurance expenses	3,005,669	2,862,476

Total benefits and expenses	$15,882,412	$18,001,420

Income before federal income tax	$ 188,323	$ 862,624

Provision (benefit) for federal
income taxes:
Current	$ 145,009	$ (9,460)
Deferred	(91,000)	340,972

	$ 54,009	$ 331,512

Net income	$ 134,314	$ 531,112

Diluted earnings per share	$ 0.12	$ 0.47

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Six Months Ended June 30
	2003	2002
REVENUES

Premiums and other considerations	$21,232,838	$27,554,894
Investment income, net of expenses	9,231,047	8,984,484
Realized gain on investments, net	525,080	691,262
Other income	558,721	560,890

Total revenues	$31,547,686	$37,791,530

BENEFITS AND EXPENSES

Death and other policyholder benefits	$ 16,879,251	$ 16,153,921
Guaranteed annual endowments	365,148	377,260
Dividends to policyholders	365,374	368,648
Increase in benefit reserves and unearned
premiums	5,330,786	11,330,121
Amortization (deferral) of deferred
acquisition costs, net	397,591	(597,562)
Commissions	1,834,727	2,932,296
Other insurance expenses	5,740,859	5,540,950

Total benefits and expenses	$30,913,736	$36,105,634

Income before federal income
tax and cumulative effect of
change in accounting principle	$ 633,950	$ 1,685,896

Provision (benefit) for federal
income taxes:
Current	$ 222,158	$ 151,056
Deferred	(61,000)	352,972

	$ 161,158	$ 504,028

Income before cumulative effect of change
in accounting principle	$ 472,792	$ 1,181,868

Cumulative effect of change in
accounting principle	$ -	$ (970,862)

Net Income	$ 472,792	$ 211,006

Diluted earnings per share:
Before cumulative effect of change in
accounting principle	$ 0.41	$ 1.04
Cumulative effect of change in
accounting principle	$ -	$ (0.86)

Diluted earnings per share	$ 0.41	$ 0.18

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Six Months Ended June 30
	2003	2002

Net cash provided by operating activities	$ 5,401,665	$ 9,156,308

Investing activities
Securities available-for-sale:
Purchases	$(39,060,842)	$ (39,622,360)
Sales and maturities	30,591,687	27,767,811
Other investments:
Cost of acquisition	(2,175,453)	(906,507)
Sales and maturities	1,711,616	1,910,169
Other investing activities	(28,981)	(311,466)

Net cash used by investing activities	$ (8,961,973)	$ (11,162,353)

Financing activities
Receipts from universal life policies
credited to policyholder account
balances	$ 3,649,932	$ 3,571,597
Return of policyholder account balances
on universal life policies	(3,609,006)	(4,098,333)
Net proceeds from (payments on)
notes payable	(274,183)	3,974,360
Other financing activities	(350,021)	(362,983)

Net cash provided (used) by financing
activities	$ (583,278)	$ 3,084,641

Increase (decrease) in cash and
cash equivalents	$ (4,143,586)	$ 1,078,596

Cash and cash equivalents at beginning
of period	7,773,597	6,432,594

Cash and cash equivalents at end of period	$ 3,630,011	$ 7,511,190

See accompanying notes.

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
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

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K.

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

	Income	Shares	Per Share
			Amount
Three months ended June 30, 2003
Basic EPS
Net income	$ 134,314	1,146,985	$ 0.12
Dilutive effect of common equivalent shares of
stock options	-	6,074	-

Diluted EPS
Net income	$ 134,314	1,153,059	$ 0.12

Three months ended June 30, 2002
Basic EPS
Net income	$ 531,112	1,134,192	$ 0.47
Dilutive effect of common equivalent shares of
stock options	-	-	-

Diluted EPS
Net income	$ 531,112	1,134,192	$ 0.47

Six months ended June 30, 2003
Basic EPS
Net income	$ 472,792	1,146,985	$ 0.41
Dilutive effect of common equivalent shares of
stock options	-	7,615	-

Diluted EPS
Net income	$ 472,792	1,154,600	$ 0.41

Six months ended June 30, 2002
Basic EPS
Net income	$ 211,006	1,134,192	$ 0.18
Dilutive effect of common equivalent shares of
stock options	-	-	-

Diluted EPS
Net income	$ 211,006	1,134,192	$ 0.18

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

	Three Months Ended
	June 30, 2003	June 30, 2002

Revenues:
Preneed & Burial Products	$11,801,259	$14,437,796
Traditional & Universal Life Products	3,135,752	3,366,132
Credit Insurance Products &
Administrative Services	82,606	59,236
Corporate & Other	1,051,118	1,000,880
	$16,070,735	$18,864,044

Pre-Tax Income (Loss) from Operations:
Preneed & Burial Products	$ (184,518)	$ 37,857
Traditional & Universal Life Products	9,962	252,550
Credit Insurance Products &
Administrative Services	1,499	11,181
Corporate & Other	361,380	561,036
	$ 188,323	$ 862,624

	Six Months Ended
	June 30, 2003	June 30, 2002

Revenues:
Preneed & Burial Products	$23,408,043	$29,266,206
Traditional & Universal Life Products	6,241,955	6,569,748
Credit Insurance Products &
Administrative Services	156,869	116,705
Corporate & Other	1,740,819	1,838,871
	$31,547,686	$37,791,530

Pre-Tax Income (Loss) from Operations:
Preneed & Burial Products	$ (315,858)	$ (34,495)
Traditional & Universal Life Products	383,827	751,131
Credit Insurance Products &
Administrative Services	16,324	6,636
Corporate & Other	549,657	962,624
	$ 633,950	$ 1,685,896

NOTE E - Federal Income Taxes: Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTE F - Comprehensive Income: The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	June 30, 2003	June 30, 2002
Net income	$ 134,314	$ 531,112
Net unrealized gains on
available-for-sale securities	3,281,827	4,812,742
Comprehensive income	$ 3,416,141	$ 5,343,854

	Six Months Ended
	June 30, 2003	June 30, 2002
Net income	$ 472,792	$ 211,006
Net unrealized gains on
available-for-sale securities	2,906,379	2,405,358
Comprehensive income	$ 3,379,171	$ 2,616,364

NOTE G - Notes Payable: On June 28, 2002, the Company entered into a long term debt agreement with Cherokee National in the amount of $4,000,000, with interest to be paid quarterly, at a rate equal to the prime rate, and due on June 28, 2007. The funds were used to purchase 400,000 shares of Cherokee National common stock valued at $4,000,000. In December 2002, the 400,000 shares of common stock were exchanged for 400,000 shares of Series A preferred stock. The interest rate was 4.25% at June 30, 2003. Interest expense and interest paid on this note was $85,000 in 2003.

On September 30, 2002, Family Assignment entered into a long-term debt agreement with Farmers Bank and Capital Trust Co., Frankfort, Kentucky, by establishing a line of credit in the amount of $2,000,000 with interest to be paid monthly at a rate equal to the prime rate and due September 30, 2003. At June 30, 2003, $243,000 was outstanding on this note. The purpose of this line of credit is to provide advance funding for funerals in exchange for an irrevocable assignment of life insurance policies from other unaffiliated insurance companies. The interest rate was 4.00% at June 30, 2003. Interest expense and interest paid on the note was $5,419 in 2003.

On December 27, 2000, the Company entered into a long-term debt agreement with Fifth Third Bank in the amount of $2,000,000, at an initial interest rate of 8.5%, due on December 27, 2005. The funds were used to retire notes payable and to issue a surplus note to its subsidiary, Investors Heritage Life. On May 1, 2001, the Company borrowed an additional $400,000 on the note and the interest rate was adjusted to 1% under the prime rate. The interest rate was 3.25% at June 30, 2003. Interest expense and interest paid on the note was $31,817 in 2003.

NOTE H - New Accounting Pronouncements: In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin (ARB) No. 51 which states certain criteria for use in consolidating another entity. The Company has evaluated Interpretation No. 46 and does not believe it will have a material impact on the financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FAS 150), effective for interim reporting periods beginning after June 15, 2003. Under the new rules, certain financial instruments classified as equity will be required to be presented as liabilities. The Company has evaluated FAS 150 and does not believe it will have a material impact on the financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Kentucky Investors is incorporated under the laws of the Commonwealth of Kentucky and wholly owns Investors Heritage Life Insurance Company, a life insurance company also incorporated under the laws of the Commonwealth of Kentucky. Kentucky Investors also wholly owns Investors Heritage Financial Services Group, Inc., a Kentucky insurance marketing company which was formed in 1994, Investors Heritage Printing, Inc., a Kentucky printing company that provides printing to Investors Heritage Life and other unaffiliated parties, and Family Assignment Services, LLC, a Kentucky limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies.

Investors Heritage Life offers a full line of life insurance products including, but not limited to, whole life, term life, single premium life, multi-pay life and annuities. Investors Heritage Life's primary lines of business are insurance policies and annuities utilized to fund preneed funeral contracts, credit life and credit disability insurance, and term life and reducing term life sold through financial institutions.

Investors Heritage Life introduced a new product series during the first quarter of 2003, the Legacy Protector and Legacy Preferred pre-need product series, which replaced the Legacy 2000 series. These new plans were designed to help combat a challenging economic environment and increased mortality anti-selection. In general, commissions are slightly lower, guaranteed benefits have been moved further from issue, reserves have been adjusted to better reflect experience, and an underwritten plan has been added.

Investors Heritage Life's final expense product is the Heritage Final Expense, which was introduced during the third quarter of 2001 and replaced the Legacy 2000 Final Expense series. This product is being marketed through funeral homes and independent agencies. Investors Heritage Life entered into a reinsurance agreement with Munich American Reassurance Company with regard to this product to help reduce the initial surplus strain and minimize fluctuations in future profits.

Investors Heritage Life also provides term insurance products, both on a decreasing and a level basis. The Term to 95 product provides level coverage. We will continue to provide our decreasing term policy that is primarily sold through financial institutions.

The Company's operating earnings are derived primarily from revenues generated from the sale of insurance products by Investors Heritage Life, plus the Company's investment results, including realized gains (losses), less interest credited to policyholders, benefits to policyholders and expenses.

While the Company continues to expand the operations of Investors Heritage Financial, Investors Heritage Printing and Family Assignment Services, less than 1% of the Company's total operations were generated by those subsidiaries. As expected, more than 10% of Investors Heritage Financial's revenues during the second quarter 2003 were derived from the sale of Investors Heritage Life's credit insurance products. During the second quarter of 2003, the Company received dividends from Investors Heritage Financial in the amount of $36,000. Investors Heritage Printing did not pay a dividend during the second quarter of 2003. The Company anticipates dividend payments from Investors Heritage Financial and Investors Heritage Printing during the third quarter in 2003.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and revenues and expenses. On an on-going basis, the Company evaluates its estimates, including those related to investments, deferred acquisition costs, present value of future profits, policy liabilities, income taxes, regulatory requirements, contingencies and litigation. The Company bases such estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following accounting policies, judgments and estimates are critical to the preparation of its consolidated financial statements.

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

Deferred Acquisition Costs and Present Value of Future Profits
At June 30, 2003, the combined balance of our deferred acquisition costs and present value of future profits ("PVFP") was $24,080,090 compared to $24,846,247 at December 31, 2002. The recovery of these costs is dependent on the future profitability of the related business. Each year, we evaluate the recoverability of the unamortized balance of the deferred acquisition costs and PVFP. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is charged to amortization expense. The assumptions we use to amortize and evaluate the recoverability of the deferred acquisition costs and PVFP involve significant judgment. A significant revision to these assumptions will impact future financial results.

Policy Liabilities
Establishing liabilities (and related intangible assets) for the Company's long-duration insurance contracts requires making various assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing, and operating expense levels. The Company evaluates historical experience for these factors when assessing the need for changing current assumptions. However, since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial estimates and judgment are required. Accordingly, if actual experience emerges differently from that assumed, material financial statement adjustments could be required.

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

In the second quarter of 2002 the Company acquired 400,000 shares of common stock of Cherokee National Life Insurance Company (Cherokee) in exchange for the Company's promissory note in the amount of $4,000,000. Interest will be paid quarterly at a rate equal to the prime rate and the note is due June 28, 2007. The Company has also guaranteed another $2,000,000 line-of-credit note with a financial institution on behalf of Family Assignment Services, of which $243,000 was outstanding at June 30, 2003. The purpose of this line of credit is to provide advance funding for funerals in exchange for an assignment of life insurance policies from other unaffiliated companies.

The Company and Investors Heritage Life will continue to explore various opportunities including corporate reorganizations, acquisitions and purchasing blocks of business from other companies, which may dictate an additional need for either long-term or short-term debt.

Investors Heritage Life has maintained a sound, conservative investment strategy. At June 30, 2003, 87.9% of invested assets consisted of fixed income public bonds compared to 87.4% at December 31, 2002. Fixed income assets are managed by Conning Asset Management Company, an independent portfolio manager.

Additionally, Investors Heritage Life also engages in commercial and residential mortgage lending with approximately 95.6% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At June 30, 2003, 7.4% of invested assets consisted of mortgage loans compared to 7.5% at December 31, 2002. Management anticipates funding several new mortgage loan investments during the remainder of 2003 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets.

Investors Heritage Life's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At June 30, 2003 and December 31, 2002, Investors Heritage Life's fixed income investments were 100% investment grade as rated by Standard & Poor's. None of Investors Heritage Life's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

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

The Company continuously evaluates all of its investments based on current economic conditions, credit loss experience and other developments. The Company evaluates the difference between the cost/amortized cost and estimated fair value of its investments to determine whether a decline in value is temporary or other than temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in shareholders' equity. If a decline in a security's fair value is considered to be other than temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated statements of income.

The assessment of whether a decline in fair value is considered temporary or other than temporary includes management's judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future impairment charges could be material to the results of operations of the Company. The amount of impairment charge before tax was $300,000 in the second quarter of 2003, compared to $-0- in the second quarter of 2002, and $300,000 and $-0- for the first six months of 2003 and 2002, respectively.

Management believes that it will recover the cost basis in the securities held with unrealized losses as it has both the intent and ability to hold the securities until they mature or recover in value. Securities are sold to achieve management's investment goals, which include the diversification of credit risk, the maintenance of adequate portfolio liquidity and the management of interest rate risk. In order to achieve these goals, sales of investments are based upon current market conditions, liquidity needs and estimates of the future market value of the individual securities.

Results of Operations

Total premium income (net of reinsurance) for the second quarter 2003 decreased 21.2% when compared to the second quarter of 2002 and decreased 22.9% for the first six months of 2003 when compared to the same period in 2002. The decrease was due to the introduction of our new Legacy Preneed program. Other factors contributing to the decrease include poor weather conditions in our marketing regions, the economic environment, and uncertainties regarding the continuing conflict with Iraq. Net investment income for the second quarter 2003 compared to the second quarter of 2002 increased 1.8% and increased 2.7% for the first six months of 2003 when compared to the same period in 2002. The increase is primarily due to a larger asset base, however lower yield rates on new asset purchases has impacted the rate of return on our investment portfolio. Overall revenue for the second quarter 2003 decreased 14.8% when compared to the second quarter of 2002 and decreased 16.5% for the first six months of 2003 when compared to the same period in 2002.

Total Benefits and Expenses were 11.8% lower in the second quarter of 2003 when compared to the same quarter of 2002 and 14.4% lower for the first six months of 2003 when compared to the same period of 2002, primarily due to lower premium production in pre-need sales. After providing for federal income taxes, the Company's Net Income (before cumulative effect of change in accounting principle) was $472,792 with Earnings per share of $0.41 for the first six months of 2003 as compared to Net Income of $1,181,868 and Earnings per share of $1.04 for the same period in 2002.

A dividend of $0.38 per share was paid April 7, 2003, to shareholders of record on March 21, 2003.

Business Segments

Management internally evaluates the performance of Investors Heritage Life operations by the following business segments:

Preneed & Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were 18.3% lower for the second quarter of 2003 when compared to the same period of 2002 and 20.0% lower in the first six months of 2003 when compared to the same period of 2002. The decrease is due primarily to the introduction of our new Legacy product series, and the phase-out of the prior series. The poor weather conditions in our marketing regions, the economic environment, and uncertainties regarding the continuing conflict with Iraq were also contributing factors to the decline in revenues. Pre-Tax Income (Loss) from Operations for the second quarter 2003 was ($184,518) compared to $37,857 for the same period for 2002 and ($315,858) for the first six months of 2003 compared to ($34,495) for the same period for 2002. The increased loss in 2003 compared to 2002 is due primarily to the factors cited previously inasmuch as the profit margin on this line of business is directly related to the decrease in revenues. Investment income pressures from the low interest rate environment causing lower yields were also a factor this quarter on our loss. Investors Heritage Life plans to continue its expansion of territory and recruitment of agents in the Preneed and Burial insurance market.

Traditional & Universal Life Products include traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were 6.8% lower for the second quarter of 2003 when compared to the second quarter of 2002 and 5.0% lower for the first six months of 2003 when compared to the same period in 2002. Revenues on this segment are primarily derived from the sales of term insurance products through banks. The sales are tied to loan demand, which has been fairly flat this year and has shown insignificant fluctuations. Pre-Tax Income from Operations for the first six months of 2003 was 49% lower than for the first six months of 2002 primarily because of general insurance expenses associated with the sales, issuance and administration costs of these products as well as the investment income pressures cited above.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident & health insurance products. Revenues for 2003 were $82,606 for the second quarter compared to $59,236 for the same period for 2002 and $156,869 for the first six months of 2003 compared to $116,705 for the same period in 2002. Pre-Tax Income from Operations was $1,499 for the second quarter of 2003 compared to $11,181 for the second quarter of 2002 and $16,324 for the first six months of 2003 compared to $6,636 for the same period in 2002. The revenues and income on the credit insurance line are directly affected by consumer loan demand. During 2002, because of economic uncertainties, there was a large decrease in consumer loan demand, which has leveled off in 2003. All of the related underwriting risk currently produced is being reinsured 100% with highly-rated life companies.

Corporate & Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. Revenues were 5.0% higher and Pre-Tax Income from Operations was 35.6% lower for the second quarter of 2003 when compared to the second quarter 2002. Revenues were 5.3% lower for the first six months of 2003 when compared to the same period in 2002 and Pre-Tax Income from Operations was 42.9% lower for the first six months of 2003 when compared to the same period in 2002. The decreases for the second quarter in 2003 are primarily due to a smaller realized gain on investment as compared to second quarter 2002. Another factor contributing to the decrease in Pre-Tax Income from Operations would be the decision this quarter to assign more target surplus, through the allocation of net investment income and general expenses, to other lines of business because of the low interest rate environment.

Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 25.4% at June 30, 2003 compared to 29.9% for June 30, 2002. The decrease in the effective tax rate is due primarily to the deferred tax calculation, specifically, the temporary differences arising from reserve calculations for financial reporting purposes as opposed to income tax reporting purposes.

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

Because asset and liability durations are continually changing as new policyholder contracts are issued and as new investments are added to the portfolio, the Company manages its balance sheet on an ongoing basis and its net exposure to changes in interest rates may vary over time. Although the asset adequacy analysis is not performed on a quarterly basis, management believes that the Company's asset base is sufficient to cover the minimal increases or decreases that would be expected to occur during any particular year.

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

ITEM 4. Controls and Procedures

Within the 45 days prior to the filing date of this Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 13, 2003, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on Investors Heritage Life's or the Company's financial condition or results of operations.

ITEM 2. Changes in Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the stockholders was held May 8, 2003 at 11:00 a.m. The purpose of the meeting was to elect directors.

(b) Three (3) directors were elected to hold office for a term of three (3) years or until their successors are duly elected and qualified.

The following individuals were elected for a term of three (3) years and the number of votes cast were as follows:

Howard Lee Graham - Number of Votes Cast FOR - 929,702.237; WITHHELD - 1,189.84
Robert M. Hardy, Jr. - Number of Votes Cast FOR - 929,627,837; WITHHELD - 1,264.24
Dr. Jerry F. Howell, Jr. - Number of Votes Cast FOR - 929,720.677; WITHHELD - 1,171.4

The other directors whose terms will continue after the meeting are:

Gordon Duke
Helen S. Wagner
David W. Reed
Harry Lee Waterfield II
Harold G. Doran

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

a) Exhibits

No exhibits were filed for the quarter ended June 30, 2003.

b) Reports on form 8-K

No reports on Form 8-K were filed for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.

BY: /s/ Harry Lee Waterfield II
DATE: August 13, 2003	President

BY: /s/ Raymond L. Carr
DATE: August 13, 2003	Vice President - Chief Financial Officer