Form 10-Q
period 2003-09-30
KENTUCKY INVESTORS INC
filed 2003-11-05
CIK 55362

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC

FORM 10-Q

QUARTERLY REPORT
Under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2003

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

Number of outstanding shares as of September 30, 2003 – 1,152,814.72

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

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

KENTUCKY INVESTORS, INC.

Condensed Consolidated Balance Sheets

	(Unaudited)

September 30, 2003

		December 31, 2002
Assets
Investments
Fixed maturities available for sale at
fair value (amortized cost
2003-$265,381,184 - 2002 -
$254,389,964)	$288,676,437	$278,944,643
Investment in affiliate	4,000,000	4,000,000
Mortgage loans on real estate	25,023,212	24,020,718
Other long term investments	544,220	769,847
Short term investments	822,998	920,000
Other investments	9,805,213	10,346,730

Total investments	$328,872,080	$319,001,938

Cash and cash equivalents	6,283,353	7,773,597
Due and deferred premiums	4,546,037	4,753,111
Deferred acquisition costs	23,617,382	24,271,942
Present value of future profits	505,617	574,305
Leased property under capital leases	247,049	315,332
Other assets	7,115,161	7,340,333
Amounts recoverable from reinsurers	60,561,158	63,010,331
Total assets	$431,747,837	$427,040,889

Liabilities and Stockholders’ Equity
Liabilities
Policy liabilities
Benefit reserves	$333,323,472	$325,336,298
Unearned premium reserves	17,695,363	18,968,936
Other policyholders’ funds	3,768,899	4,007,740
Total policy liabilities	$354,787,734	$348,312,974
Federal income taxes	11,016,436	11,356,823
Obligations under capital leases	244,590	315,346
Notes payable	5,974,954	6,386,638
Other liabilities	6,831,318	7,041,358

Total liabilities	$378,855,032	$373,413,139

Stockholders’ Equity
Common Stock (shares issued:
2003 – 1,152,815, 2002 - 1,143,390)	$ 1,152,815	$ 1,143,390
Paid-in surplus	8,549,970	8,495,833
Accumulated other comprehensive
Income	14,748,026	15,432,098
Retained earnings	28,441,994	28,556,429

Total stockholders’ equity	$ 52,892,805	$ 53,627,750

Total liabilities and stockholders’ equity	$431,747,837	$427,040,889

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended September 30
	2003	2002
REVENUES

Premiums and other considerations	$10,699,479	$12,945,156
Investment income, net of expenses	4,386,931	4,795,397
Realized gain on investments, net	343,948	97,719
Other income	243,853	266,748

Total revenues	$15,674,211	$18,105,020

BENEFITS AND EXPENSES

Death and other policyholder benefits	$ 8,092,330	$ 8,238,988
Guaranteed annual endowments	153,555	157,572
Dividends to policyholders	170,111	168,099
Increase in benefit reserves and unearned
premiums	3,445,070	4,784,484
Amortization of deferred acquisition
costs, net	365,997	154,463
Commissions	820,692	1,270,716
Other insurance expenses	2,909,933	2,657,353

Total benefits and expenses	$15,957,688	$17,431,675

Income (loss) from operations before
federal income tax and cumulative
effect of change in accounting principle	$ (283,477)	$ 673,345

Provision (benefit) for income taxes:
Current	$ (178,081)	$ 140,045
Deferred	102,000	115,381

	$ (76,081)	$ 255,426

Net income (loss)	$ (207,396)	$ 417,919
Earnings per share	$ (0.18)	$ 0.37

Dividends per share	$ -	$ -

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Nine Months Ended September 30
	2003	2002
REVENUES

Premiums and other considerations	$31,932,317	$40,500,050
Investment income, net of expenses	13,617,978	13,779,881
Realized gain on investments, net	869,028	788,981
Other income	802,574	827,638

Total revenues	$47,221,897	$55,896,550

BENEFITS AND EXPENSES

Death and other policyholder benefits	$24,971,581	$24,392,909
Guaranteed annual endowments	518,703	534,832
Dividends to policyholders	535,485	536,747
Increase in benefit reserves and unearned
premiums	8,775,856	16,114,605
Amortization of deferred
acquisition costs, net	763,588	(443,099)
Commissions	2,655,419	4,203,012
Other insurance expenses	8,650,792	8,198,303

Total benefits and expenses	$46,871,424	$53,537,309

Income from operations before federal
income tax and cumulative effect of
change in accounting principle	$ 350,473	$ 2,359,241

Provision for income taxes:
Current	$ 44,077	$ 291,101
Deferred	41,000	468,353

	$ 85,077	$ 759,454

Income before cumulative effect of change
in accounting principle	$ 265,396	$ 1,599,787

Cumulative effect of change in
accounting principle	$ -	$ (970,862)

Net income	$ 265,396	$ 628,925

Earnings per share:
Before cumulative effect of change in
accounting principle	$ 0.23	$ 1.41
Cumulative effect of change in
accounting principle	$ -	$ (0.86)

Earnings per share	$ 0.23	$ 0.55

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Nine Months Ended September 30
	2003	2002

Net cash provided by operating activities	$ 9,552,300	$ 17,900,537

Investing activities
Securities available-for-sale:
Purchases	$(63,780,653)	$ (57,951,396)
Sales and maturities	54,081,908	37,650,781
Other investments:
Cost of acquisition	(3,688,420)	(2,302,777)
Sales and maturities	3,215,695	2,786,863
Other investing activities	(256,012)	(326,966)

Net cash used by investing activities	$(10,427,482)	$ (20,143,495)

Financing activities
Receipts from universal life policies
credited to policyholder account
balances	$ 5,873,353	$ 5,238,987
Return of policyholder account balances
on universal life policies	(5,773,247)	(5,783,807)
Net proceeds from (payments on)
notes payable	(411,684)	4,284,943
Other financing activities	(303,484)	(332,702)

Net cash provided (used) by financing
activities	$ (615,062)	$ 3,407,421

Increase (decrease) in cash and cash
equivalents	$ (1,490,244)	$ 1,164,463

Cash and cash equivalents at beginning
of period	7,773,597	6,432,594

Cash and cash equivalents at end of period	$ 6,283,353	$ 7,597,057

See accompanying notes.

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003
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

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K.

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

Income	Shares	Per Share
Amount
Three months ended September 30, 2003
Basic EPS
Net income (loss)	$ (207,396)	1,148,510	$ (0.18)
Dilutive effect of common equivalent shares of
stock options	-	2,162	-

Diluted EPS
Net income (loss)	$(207,396)	1,150,672	$ (0.18)

Three months ended September 30, 2002
Basic EPS
Net income	$ 417,919	1,135,375	$ 0.37
Dilutive effect of common equivalent shares of
stock options	-	-	-

Diluted EPS
Net income (loss)	$ 417,919	1,135,375	$ 0.37

Nine months ended September 30, 2003
Basic EPS
Net income	$ 265,396	1,148,510	$ 0.23
Dilutive effect of common equivalent shares of
stock options	-	9,778	-

Diluted EPS
Net income	$ 265,396	1,158,288	$ 0.23

Nine months ended September 30, 2002
Basic EPS
Net income	$ 628,925	1,135,375	$ 0.55
Dilutive effect of common equivalent shares of
stock options	-	-	-

Diluted EPS
Net income	$ 628,925	1,135,375	$ 0.55

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

Three Months Ended
September 30, 2003	September 30, 2002

Revenues:
Preneed & Burial Products	$12,004,079	$13,952,924
Traditional & Universal Life Products	2,746,014	3,373,288
Credit Insurance Products &
Administrative Services	78,474	51,206
Corporate & Other	845,644	727,602
$15,674,211	$18,105,020

Pre-Tax Income (Loss) from Operations:
Preneed & Burial Products	$ (397,587)	$ 326,993
Traditional & Universal Life Products	(184,079)	72,671
Credit Insurance Products &
Administrative Services	6,218	319
Corporate & Other	291,971	273,362
$ (283,477)	$ 673,345

Nine Months Ended
September 30, 2003	September 30, 2002

Revenues:
Preneed & Burial Products	$35,412,122	$43,219,130
Traditional & Universal Life Products	8,987,969	9,943,036
Credit Insurance Products &
Administrative Services	235,343	167,911
Corporate & Other	2,586,463	2,566,473
$47,221,897	$55,896,550

Pre-Tax Income (Loss) from Operations:
Preneed & Burial Products	$ (713,445)	$ 292,498
Traditional & Universal Life Products	199,748	823,802
Credit Insurance Products &
Administrative Services	22,542	6,955
Corporate & Other	841,628	1,235,986
$ 350,473	$ 2,359,241

NOTE E - Federal Income Taxes: Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTE F – Comprehensive Income: The components of comprehensive income, net of related tax, are as follows:

Three Months Ended
September 30, 2003	September 30, 2002
Net income (loss)	$ (207,396)	$ 417,919
Net unrealized gains (losses) on
available-for-sale securities	(3,590,451)	7,918,626
Comprehensive income (loss)	$ (3,797,847)	$ 8,336,545

Nine Months Ended
September 30, 2003	September 30, 2002
Net income	$ 265,396	$ 628,925
Net unrealized gains (losses) on
available-for-sale securities	(684,072)	10,323,984
Comprehensive income (loss)	$ (418,676)	$ 10,952,909

NOTE G – Notes Payable: On June 28, 2002, the Company entered into a long term debt agreement with Cherokee National in the amount of $4,000,000, with interest to be paid quarterly, at a rate equal to the prime rate, and due on June 28, 2007. The funds were used to purchase 400,000 shares of Cherokee National common stock valued at $4,000,000. In December 2002, the 400,000 shares of common stock were exchanged for 400,000 shares of Series A preferred stock. The interest rate was 4.00% at September 30, 2003. Interest expense and interest paid on this note was $125,000 in 2003.

On September 30, 2002, Family Assignment entered into a renewable long-term debt agreement with Farmers Bank and Capital Trust Co., Frankfort, Kentucky, by establishing a line of credit in the amount of $2,000,000 with interest to be paid monthly at a rate equal to the prime rate and with an original due date of September 30, 2003. On September 30, 2003 the note was renewed with a new maturity date of September 30, 2004. At September 30, 2003, $140,000 was outstanding on this note. The purpose of this line of credit is to provide advance funding for funerals in exchange for an irrevocable assignment of life insurance policies from other unaffiliated insurance companies. The interest rate was 4.00% at September 30, 2003. Interest expense and interest paid on the note was $6,672 in 2003.

On December 27, 2000, the Company entered into a long-term debt agreement with Fifth Third Bank in the amount of $2,000,000, at an initial interest rate of 8.5%, due on December 27, 2005. The funds were used to retire notes payable and to issue a surplus note to its subsidiary, Investors Heritage Life. On May 1, 2001, the Company borrowed an additional $400,000 on the note and the interest rate was adjusted to 1% under the prime rate. The interest rate was 3.00% at September 30, 2003. Interest expense and interest paid on the note was $45,979 in 2003.

NOTE H – New Accounting Pronouncements: In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, which states certain criteria for use in consolidating another entity. The provisions of Interpretation No. 46 had no impact on the financial statements of the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FAS 150), effective for interim reporting periods beginning after June 15, 2003. Under the new rules, certain financial instruments classified as equity will be required to be presented as liabilities. The provisions of FAS 150 had no impact on the financial statements of the Company.

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

Investors Heritage Life offers a full line of life insurance products including, but not limited to, whole life, term life, single premium life, multi-pay life and annuities. Investors Heritage Life’s primary lines of business are insurance policies and annuities utilized to fund preneed funeral contracts, credit life and credit disability insurance, and term life and reducing term life sold through financial institutions.

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

Investors Heritage Life’s final expense product is the Heritage Final Expense, which was introduced during the third quarter of 2001 and replaced the Legacy 2000 Final Expense series. This product is being marketed through funeral homes and independent agencies. Investors Heritage Life entered into a reinsurance agreement with Munich American Reassurance Company with regard to this product to help reduce the initial surplus strain and minimize fluctuations in future profits.

Investors Heritage Life also provides term insurance products, both on a decreasing and a level basis. The Term to 95 product provides level coverage. We will continue to provide our decreasing term policy that is primarily sold through financial institutions.

The Company’s operating earnings are derived primarily from revenues generated from the sale of insurance products by Investors Heritage Life, plus the Company’s investment results, including realized gains (losses), less interest credited to policyholders, benefits to policyholders and expenses.

While the Company continues to expand the operations of Investors Heritage Financial, Investors Heritage Printing and Family Assignment Services, less than 1% of the Company’s total operations were generated by those subsidiaries. As expected, more than 10% of Investors Heritage Financial’s revenues during the third quarter 2003 were derived from the sale of Investors Heritage Life’s credit insurance products. During the third quarter of 2003, the Company received dividends from Investors Heritage Financial and Investors Heritage Printing in the amount of $85,000 and $15,000 respectively. The Company anticipates dividend payments from Investors Heritage Financial and Investors Heritage Printing during the fourth quarter in 2003.

The Company’s primary uses of cash are operating expenses, debt service and dividend payments, and the Company’s principal sources of cash are the dividends paid to it by Investors Heritage Life, Investors Heritage Financial and Investors Heritage Printing. Investors Heritage Life’s principal sources of cash are from the sale of life insurance policies and investment income, including realized gains (losses), less benefits to policyholders and expenses. Therefore, the remainder of the discussion will deal with the financial condition and results of operations of Investors Heritage Life.

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

Deferred Acquisition Costs and Present Value of Future Profits

At September 30, 2003, the combined balance of our deferred acquisition costs and present value of future profits (“PVFP”) was $24,122,999 compared to $24,846,247 at December 31, 2002. The recovery of these costs is dependent on the future profitability of the related business. Each year, we evaluate the recoverability of the unamortized balance of the deferred acquisition costs and PVFP. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is charged to amortization expense. The assumptions we use to amortize and evaluate the recoverability of the deferred acquisition costs and PVFP involve significant judgment. A significant revision to these assumptions will impact future financial results.

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

Investments, Liquidity and Capital Resources

Premiums, which include mortality and expense charges, and investment income are Investors Heritage Life’s primary sources of cash flow used to meet short-term and long-term cash requirements.

Investors Heritage Life’s short-term obligations consist primarily of policyholder benefits and operating expenses. Investors Heritage Life has historically been able to meet these obligations out of operating cash, premiums and investment income.

Management is not aware of any commitments or unusual events that could materially affect capital resources.

During the fourth quarter of 2000 Kentucky Investors borrowed $2,000,000 on a long-term basis, and an additional $400,000 was borrowed during the second quarter of 2001. Kentucky Investors utilized $200,000 of the loan amount to reduce debt to Investors Heritage Life and $1,800,000 was loaned to Investors Heritage Life in exchange for a surplus note. The note calls for Investors Heritage Life to pay, on or before the first day of each quarter, interest at an 8.5% annual rate, upon prior approval by the Kentucky Department of Insurance. Such interest may be paid out of Investors Heritage Life’s earned surplus, operating income, or paid-in and contributed surplus.

In the second quarter of 2002 the Company acquired 400,000 shares of common stock of Cherokee National Life Insurance Company (Cherokee) in exchange for the Company’s promissory note in the amount of $4,000,000. Interest will be paid quarterly at a rate equal to the prime rate and the note is due June 28, 2007. The Company has also guaranteed another $2,000,000 line-of-credit note with a financial institution on behalf of Family Assignment Services, of which $140,000was outstanding at September 30, 2003. The purpose of this line of credit is to provide advance funding for funerals in exchange for an assignment of life insurance policies from other unaffiliated companies.

The Company and Investors Heritage Life will continue to explore various opportunities including corporate reorganizations, acquisitions and purchasing blocks of business from other companies, which may dictate an additional need for either long-term or short-term debt.

Investors Heritage Life has maintained a sound, conservative investment strategy. At September 30, 2003, 87.6% of invested assets consisted of fixed income public bonds compared to 87.4% at December 31, 2002. Fixed income assets are managed by Conning Asset Management Company, an independent portfolio manager.

Additionally, Investors Heritage Life also engages in commercial and residential mortgage lending with approximately 95.7 % of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At September 30, 2003, 7.6% of invested assets consisted of mortgage loans compared to 7.5% at December 31, 2002. Management anticipates funding several new mortgage loan investments during the remainder of 2003 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets.

Investors Heritage Life’s conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At September 30, 2003 and December 31, 2002, Investors Heritage Life’s fixed income investments were 100% investment grade as rated by Standard & Poor’s. None of Investors Heritage Life’s fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

Investors Heritage Life’s principal long-term obligations are fixed contractual obligations incurred in the sale of its life insurance products. The premiums charged for these products are based on conservative and actuarially sound assumptions as to mortality, persistency and interest. Management believes these assumptions will produce revenues sufficient to meet its future contractual benefit obligations and operating expenses, and provide an adequate profit margin.

The Company continuously evaluates all of its investments based on current economic conditions, credit loss experience and other developments. The Company evaluates the difference between the cost/amortized cost and estimated fair value of its investments to determine whether a decline in value is temporary or other than temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in shareholders’ equity. If a decline in a security’s fair value is considered to be other than temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated statements of income.

The assessment of whether a decline in fair value is considered temporary or other than temporary includes management’s judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future impairment charges could be material to the results of operations of the Company. The amount of impairment charge before tax was -0- in the third quarter of 2003, compared to $-0- in the third quarter of 2002, and $300,000 and $-0- for the first nine months of 2003 and 2002, respectively.

Management believes that it will recover the cost basis in the securities held with unrealized losses as it has both the intent and ability to hold the securities until they mature or recover in value. Securities are sold to achieve management’s investment goals, which include the diversification of credit risk, the maintenance of adequate portfolio liquidity and the management of interest rate risk. In order to achieve these goals, sales of investments are based upon current market conditions, liquidity needs and estimates of the future market value of the individual securities.

Results of Operations

Total premium income (net of reinsurance) for the third quarter 2003 decreased 17.3% when compared to the third quarter of 2002 and decreased 21.2% for the first nine months of 2003 when compared to the same period in 2002. The decrease was due to the introduction of our new Legacy Preneed program. Other factors contributing to the decrease include poor winter weather conditions in our marketing regions, the economic environment, and uncertainties regarding the continuing conflict with Iraq. Net investment income for the third quarter 2003 compared to the third quarter of 2002 decreased 8.5% and decreased 1.2%for the first nine months of 2003 when compared to the same period in 2002. The decrease is primarily due to lower yield rates on new asset purchases which have impacted the rate of return on our investment portfolio. Overall revenue for the third quarter 2003 decreased 13.4% when compared to the third quarter of 2002 and decreased 15.5% for the first nine months of 2003 when compared to the same period in 2002.

Total Benefits and Expenses were 8.5% lower in the third quarter of 2003 when compared to the same quarter of 2002 and 12.5% lower for the first nine months of 2003 when compared to the same period of 2002, primarily due to lower premium production in pre-need sales. After providing for federal income taxes, the Company’s Net income (before cumulative effect of change in accounting principle) was $265,396 with Earnings per share of $0.23 for the first nine months of 2003 as compared to Net income of $1,599,787 and Earnings per share of $1.41 for the same period in 2002.

A dividend of $0.38 per share was paid April 7, 2003, to shareholders of record on March 21, 2003.

Business Segments

Management internally evaluates the performance of Investors Heritage Life operations by the following business segments:

Preneed & Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were 14.0% lower for the third quarter of 2003 when compared to the same period of 2002 and 18.1% lower in the first nine months of 2003 when compared to the same period of 2002. The decrease is due primarily to the introduction of our new Legacy Preferred and Protector product series, and the phase-out of the prior series. The poor winter weather conditions in our marketing regions, the economic environment, and uncertainties regarding the continuing conflict with Iraq were also contributing factors to the decline in revenues. Pre-Tax Income (Loss) from Operations for the third quarter 2003 was ($397,587) compared to $326,993 for the same period for 2002 and ($713,445)for the first nine months of 2003 compared to $292,498for the same period for 2002. The increased loss in 2003 compared to 2002 is due primarily to the factors cited previously inasmuch as the profit margin on this line of business is directly related to the decrease in revenues. Investment income pressures from the low interest rate environment causing lower yields were also a factor this quarter on our loss. Investors Heritage Life plans to continue its expansion of territory and recruitment of agents in the Preneed and Burial insurance market.

Traditional & Universal Life Products include traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were 18.6% lower for the third quarter of 2003 when compared to the third quarter of 2002 and 9.6% lower for the first nine months of 2003 when compared to the same period in 2002. Revenues on this segment are primarily derived from the sales of term insurance products through banks. The sales are tied to loan demand, which has been fairly flat this year and has shown insignificant fluctuations. Pre-Tax Income from Operations for the first nine months of 2003 was 76% lower than for the first nine months of 2002 primarily because of general insurance expenses associated with the sales, issuance and administration costs of these products as well as the investment income pressures cited above.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident & health insurance products. Revenues for 2003 were $78,474 for the third quarter compared to $51,206 for the same period for 2002 and $235,343 for the first nine months of 2003 compared to $167,911 for the same period in 2002. Pre-Tax Income from Operations was $6,218 for the third quarter of 2003 compared to $319 for the third quarter of 2002 and $22,542 for the first nine months of 2003 compared to $6,955 for the same period in 2002. The revenues and income on the credit insurance line are directly affected by consumer loan demand. During 2002, because of economic uncertainties, there was a large decrease in consumer loan demand, which has leveled off in 2003. All of the related underwriting risk currently produced is being reinsured 100% with highly-rated life companies.

Corporate & Other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. Revenues were 16.2% higher and Pre-Tax Income from Operations was 6.8% higherfor the third quarter of 2003 when compared to the third quarter 2002. Revenues were 0.8% higher for the first nine months of 2003 when compared to the same period in 2002 and Pre-Tax Income from Operations was 31.9% lower for the first nine months of 2003 when compared to the same period in 2002. The decreases for the third quarter in 2003 are primarily due to the decision last quarter to assign more target surplus, through the allocation of net investment income and general expenses, to other lines of business because of the low interest rate environment.

Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 24.3% at September 30, 2003 compared to 32.2% for September 30, 2002. The decrease in the effective tax rate is due primarily to the deferred tax calculation, specifically, the temporary differences arising from reserve calculations for financial reporting purposes as opposed to income tax reporting purposes.

Forward Looking Information

The Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as “expect”, “anticipate”, “believe” or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company’s beliefs concerning future levels of sales and redemptions of Investors Heritage Life’s products, investment spreads and yields, or the earnings and profitability of the Company’s or Investors Heritage Life’s activities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant or material changes in the Company’s market risks since December 31, 2002. Measuring market risk is a key function of our asset/liability management process. To test financial risk and investment strategy, the Company performs an asset adequacy analysis each year. Dynamic models of both assets and liabilities are created to project financial results under several shifts in the current interest rate environment. Results show that the Company’s exposure to a relative 10% increase or decrease in the interest rates prevalent at December 31, 2002 is a net loss of less than $500,000. This analysis is not performed on a quarterly basis.

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

ITEM 4. Controls and Procedures

Within the 45 days prior to the filing date of this Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings

The Company is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 5, 2003, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on Investors Heritage Life’s or the Company’s financial condition or results of operations.

ITEM 2. Changes in Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

a) Exhibits

No exhibits were filed for the quarter ended September 30, 2003.

b) Reports on form 8-K

No reports on Form 8-K were filed for the quarter ended September 30, 2003.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.

BY: /s/Harry Lee Waterfield II
DATE: November 5, 2003	President

BY: /s/Raymond L. Carr
DATE: November 5, 2003	Vice President - Chief Financial Officer