Form 10-K
period 2003-12-31
KENTUCKY INVESTORS INC
filed 2004-03-26
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant $17,272,528.94 as of December 31, 2003

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class
Common Capital Stock

Outstanding at December 31, 2003
1,136,360.72

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 2003 (Form 10-K, Items 1, 5a, 6, 7, 7a and 8)

(2) Portions of the Proxy Statement dated April 16, 2004, for the Annual Meeting of Stockholders to be held May 13, 2004 Form 10-K, items 10, 11, 12 and 13.)

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

Investors Heritage Life owns 96% of Investors Underwriters, Inc., an investment holding company. While the Non-insurance Subsidiaries continue to expand, less than 2% of Kentucky Investors' total operations were generated by the Non-insurance Subsidiaries for the year ended December 31, 2003. The Non-insurance Subsidiaries' total assets and stockholder equity comprised less than 1% in the aggregate of the Kentucky Investors' reported total assets and stockholder equity as of December 31, 2003.

On December 15, 2003, Kentucky Investors borrowed $3,000,000 from Fifth Third Bank. The note is due on February 1, 2005, with interest to be paid monthly at a rate equal to 0.5% under prime. Kentucky Investors utilized $300,000 of this borrowing to purchase treasury stock, loaned $900,000 to Investors Heritage Life in exchange for an additional surplus note and transferred $1,800,000 to Investors Heritage Life as paid in surplus in order to strengthen its statutory surplus.

Effective September 30, 2002, Investors Heritage Life acquired all of the issued and outstanding stock of Regal Life Insurance Company, a Maryland life insurance company, from its parent, Bankers Independent Insurance Company. On December 31, 2002, Regal was merged into Investors Heritage Life. The acquisition was accounted for under the purchase accounting method as prescribed by SFAS 141 "Business Combinations". The difference between the fair values of assets received and liabilities assumed was recorded as the present value of future profits ("PVFP"), representing the actuarially determined present value of anticipated profits to be realized from the business, using a risk-adjusted discount rate.

Investors Heritage Financial markets Investors Heritage Life's credit insurance and mortgage redemption products and also markets a variety of products to financial institutions for a number of other unaffiliated companies.

(b) Financial Information About Business Segments

Investors Heritage Life

The business segments of Investors Heritage Life are identified and discussed on Schedule III, Supplementary Insurance Information and on pages 40-41 of the Annual Report to Stockholders for the year ended December 31, 2003 and are incorporated herein by reference. Investors Heritage Life offers a portfolio of the standard forms of participating, non-participating, whole life, limited pay, endowments, split-funding, interest-sensitive whole life, guaranteed issue whole life, universal life, term and group life. In addition, Investors Heritage Life writes credit life and credit accident and health insurance (collectively "Credit Insurance") on a group basis.

Ordinary Production. The business segments for ordinary production are Preneed and burial products and Traditional and universal life products. Ordinary in force accounts for 36% of total in force business. Investors Heritage Life is working diligently to increase ordinary product sales. The largest increase in this area over the last several years has been the Preneed and burial products sales in the final expense and preneed funeral markets. Final expense sales include the sale of small face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. Preneed funeral sales include the sale of modal multiple premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract.

Although Preneed sales were down 17% for the year 2003, Investors Heritage Life strives to continue to improve its marketing capability in this area. This is the first decline in production in fourteen years and is primarily due to the general economic environment, poor weather conditions in our marketing regions and uncertainties about the continuing conflict with Iraq.

Despite the production decline in this segment, our efforts and strategy to continue a successful Ordinary insurance operation will hinge on continuing to provide solid products and outstanding administrative service and on the personal relationships developed and fostered each year. The Legacy 2000 product series was replaced with the new Legacy Protector and Legacy Preferred products for both the single premium as well as the multi-pay policies. Performance of this new product is in line with expectations.

Our Preneed and burial product sales are generated primarily through independent funeral homes in fifteen states. Although we experienced a decline in sales in our core products, at mid-year our production goal for this segment was adjusted to $29,725,000 in new premium and we actually produced $29,900,253.

Credit Insurance Products and Administrative Services. Investors Heritage Life has sold Credit Insurance since 1966. Since 1996 Investors Heritage Financial has marketed Investors Heritage Life's Credit Insurance products and will continue to do so in 2004. All of the risk on Credit Insurance policies sold by Investors Heritage Life has been and will continue to be reinsured with larger, highly rated companies. Currently Investors Heritage Life has reinsurance agreements with Munich American Reassurance Company ("Munich") and RBC Reinsurance (Ireland) Ltd. For the last several years Investors Heritage Financial has been marketing products for several unaffiliated companies to financial institutions. During 2003 Investors Heritage Financial continued to explore marketing opportunities for products and secured appointments with several unaffiliated companies in order to market larger face amount term products, cancer, accident and second-to-die products. These relationships will allow Investors Heritage Financial to provide more products and better serve our existing accounts thereby allowing us to further strengthen these agency relationships.

(c) Narrative Description of Business

Preneed and Burial Products. Approximately 45% of total ordinary insurance in force is preneed and burial products. Sales for this segment are under the direct supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have several district managers under their supervision. As a result of Investors Heritage Life's growth in the Preneed area, agency relationships have also been entered into directly with numerous funeral home owners. Management anticipates this trend to continue and, depending on the size of the funeral home and state law, preneed counselors will also become part of the agency force.

Investors Heritage Life also issues two non-participating interest-sensitive single premium whole life policies based on simplified underwriting. These policies provide for payment of the full face amount at the death of the insured and for increasing death benefits on a non-guaranteed basis.

Investors Heritage Life also provides other products designed for the preneed funeral market. These products are single premium and multi-pay premium non-participating whole life policies. Single premium policies are sold on a guaranteed issue basis and multi-pay premium policies are fully underwritten. Both single and multi-pay premium policies provide for non-guaranteed increasing death benefits and have a maximum face amount of $25,000.

The fourth generation of products developed for the preneed funeral market, the "Legacy 2000 Series", differed from prior products by offering simplified underwriting for the multi-pay policies and shorter reduced benefit policies. Some of these products provided for the payment of the full face amount at the death of the insured and some provided graded death benefits during the first year. All of the products provided for increasing death benefits on a non-guaranteed basis.

During the first quarter 2003, Investors Heritage Life introduced its fifth generation of life products designed for the preneed funeral market. These new products provide an underwritten and a guaranteed issue single premium policy as well as underwritten and guaranteed issue multi-pay policies. All of the products provide for increasing death benefits on a non-guaranteed basis with a guaranteed minimum increase and the reduced benefit period has been lengthened for the guaranteed issue multi-pay product. These new products, called the "Legacy Protector and Legacy Preferred Series", were developed to combat the challenging economic environment and increased mortality anti-selection and have replaced the Legacy 2000 Series. Initial performance of these products is in line with expectations and we anticipate these products will be marketed throughout 2004.

Investors Heritage Life introduced a new series of final expense whole life insurance policies during 2001. These new products are non-participating whole life insurance issued with simplified underwriting. These products are offered outside of the preneed market and replace the level benefit policies that were included in the Legacy 2000 series. The Heritage Final Expense product has been well received in our markets and is performing in line with expectations.

Since 1997 the majority of business written by Investors Heritage Life has been group insurance products sold in the preneed market. The Legacy 2000 Series introduced during 1998 was also a group product in many states as is the Heritage Final Expense product that replaced the Legacy 2000 Series in the second and third quarter of 2001. Therefore, group life premiums and in-force business remain at higher levels than individual premiums and in-force business. However, group life premiums during 2003 were $7,874,035 as compared to $22,357,847 in 2002. This decrease is due to the fact that the new Legacy Protector and Legacy Preferred Series were filed as individual products and the Legacy 2000 products are no longer being sold on a group basis.

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

Approximately 55% of total ordinary insurance in force is Traditional and Universal Life. These sales are built around a standard portfolio of life insurance policies with some of the contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies. In addition, Investors Heritage Life offers term insurance products.

Some of the participating policies provide for payment of guaranteed annual endowments of fixed amounts beginning at the end of the second policy year and continuing through the premium-paying period. These policies also have an annual guaranteed benefit. As of December 31, 2003, 6% of the total ordinary insurance in force was comprised of participating policies and approximately 60% of those policies provide some guaranteed annual endowment.

Another block of participating policies provides for the payment of a dividend which will purchase additional insurance equal to 2.5% of the previous year's total death benefit, including any additional insurance purchased in prior years. The dividend is not guaranteed. As of December 31, 2003, approximately 40% of participating policies included non-guaranteed benefits.

Non-participating life insurance policies sold in both the Preneed and burial product segment and the Traditional and universal life segment represented approximately 94% of the total ordinary insurance in force.

Investors Heritage Life also provides term insurance products, both on a decreasing and a level basis. During 2001, we introduced a new Term to 95 product that replaced our Level Term product. We will continue to provide our decreasing term policy that is primarily sold through financial institutions.

During 2003, Investors Heritage Financial continued to strengthen its marketing partnership with Cherokee National Life Insurance Company, a subsidiary of American United Life Insurance Company, to distribute Investors Heritage Life products, including its mortgage protection products. Management anticipates growth in this segment during 2004 due to Investors Heritage Financial's efforts.

As anticipated, premium production decreased by $812,209 to $1,828,432 in 2003 for the credit ordinary segment. This 30% decrease over 2002, was primarily due to the adoption of a new predatory lending law by the Kentucky Legislature and the tightening of credit underwriting by key accounts. The goal for credit ordinary segment in 2003 was $1.400,000; therefore, actual premium production exceeded the goal by approximately 30%.

Group life accounts for 49% of total in-force business. In addition to the group business discussed above, Investors Heritage Life participates in the Federal Employee Group Life Insurance ("FEGLI") Program, which is administered by Metropolitan Life Insurance Company and in the Servicemen's Group Life Insurance ("SEGLI") Program which is administered by Prudential Insurance Company of America. As of year-end 2003, the total amount of insurance in force from the FEGLI and SEGLI programs were $517,559,000 and $962,710,000, respectively.

Credit Insurance. Credit Insurance, which accounts for 15% of total in-force business, is generally sold through banks, finance companies and automobile dealerships and is offered in connection with the extension of credit by financial institutions. The amount of the insurance is designed to cover the amount of the loan with the financial institution being the beneficiary of the insurance policy to the extent of the unpaid balance of the loan. Credit Insurance production is dependent on consumer debt. In times of low unemployment, reasonable interest rates and a steadily improving economy, consumer debt increases; therefore, Credit Insurance sales increase. When the economy slows, consumer debt slows and therefore Credit Insurance sales decrease.

Investors Heritage Financial initiated discussions with unaffiliated companies regarding a transaction where the Credit Insurance business would be written by Investors Heritage Life and all of the risk insured would be immediately reinsured to the unaffiliated company. In addition to receiving a retention fee, Investors Heritage Life also receives a fee for administration and claims processing services. Investors Heritage Financial is able to generate revenues in the form of commissions from the sale of Investors Heritage Life's Credit Insurance products. Management believes there will continue to be opportunities to administer Credit Insurance business in Kentucky for non-domestic insurers.

Investors Heritage Life has also entered into reinsurance agreements with three unaffiliated companies, Life Investors Insurance Company of America, Universal Guaranty Life Insurance Company and American United Life Insurance Company. Pursuant to those agreements, our Credit Insurance products sold by Life Investors', Universal Guaranty's and American United Life's agents are reinsured to Life Investors, Universal Guaranty and American United Life, respectively. Investors Heritage Life and Investors Heritage Financial are paid a retention fee and a marketing fee for services provided. Investors Heritage Financial will continue to seek contracts to operate as an administrator for other companies that sell Credit Insurance.

Investors Heritage Financial will continue to call on banks, finance companies and selected automobile dealerships to market the Credit Insurance products for Investors Heritage Life. As anticipated, 10% of Investors Heritage Financial revenues for 2003 were derived from the sale of Investors Heritage Life's Credit Insurance products. Credit Insurance gross written premiums were lower than anticipated in 2003 due primarily to a new predatory lending law adopted by the Kentucky Legislature that controls the sale of Credit insurance products in conjunction with lending on real estate and secured loans. Investors Heritage Life anticipates 2004 Credit Insurance gross written premiums to exceed $12,000,000.

In addition to selling Credit Insurance, Investors Heritage Life bank agents may obtain an ordinary life license enabling them to sell mortgage life insurance that might be required in excess of the statutory credit life limitation enacted by each state where our Credit Insurance products are sold. The mortgage life insurance sales operations will continue to be conducted through Investors Heritage Financial. Further, Investors Heritage Financial is licensed with other unaffiliated insurance companies to provide products that Investors Heritage Life does not offer to the financial institutions and other agents. These products include cancer, accident, second-to-die, large face amount term insurance, short term and long term disability and annuities. These relationships generated additional fee income in the amount of $509,066 during 2003 and management anticipates continued fee income from this area.

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

Investors Heritage Life utilizes a combination of yearly renewable term reinsurance and coinsurance to cede life insurance coverage in excess of its retention limit, which was $100,000 as of December 31, 2003. Effective January 1, 2004, the maximum retention level lowered to $25,000 per life. The new retention level was achieved by keeping current reinsurance treaties in place and adding additional yearly renewable term treaties for the difference with Scottish Re (U.S.) Inc. (inforce as of December 31, 2003) and Munich American Re (business issued in 2004 and later). It is anticipated that this new retention level will stabilize earnings fluctuations in this segment. Excess coverages are reinsured externally to unaffiliated reinsurers.

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

As of December 31, 2003, approximately $721,162,000 or 22% of total life insurance in force was reinsured with non-affiliated well-established insurance companies. Investors Heritage Life would become liable for the reinsured risks if the reinsurers could not meet their obligations. Investors Heritage Life has not experienced a reinsurer default under any of the reinsurance agreements to which Investors Heritage Life is a party. Further, Investors Heritage Life has no knowledge of and does not anticipate any material default in any existing reinsurance obligation.

Investors Heritage Life is party to reinsurance and coinsurance agreements with twenty non-affiliated companies. The reinsurers for Investors Heritage Life and amounts of insurance in force that are reinsured are as follows:

Company	Reinsurance	Percent
	Amount	Of Total
American United Life Insurance Company	$ 40,060,000	5.55%
Bankers Life Insurance Company	16,937,000	2.35%
Canada Life Assurance Company	138,747,000	19.24%
Connecticut General Life Insurance Company	5,640,000	0.78%
General USA Life Reassurance	4,831,000	0.67%
Key Life Insurance Company	1,399,000	0.19%
Life Investors Insurance Company of America	12,151,000	1.68%
Lincoln National Reinsurance Company	99,220,000	13.76%
Munich American Reassurance Company	218,552,000	30.31%
Optimum Re Insurance Company	3,244,000	0.45%
RBC Reinsurance (Ireland) Ltd.	62,053,000	8.60%
ReliaStar Life Insurance Company	42,674,000	5.92%
Scottish Annuity and Life Insurance Company	50,280,000	6.97%
Swiss Re Life & Health America Insurance	700,000	0.10%
Universal Guaranty Life Insurance Company	2,924,000	0.41%
Vernon General Insurance Company	20,919,000	2.90%
Other Companies (5)	831,000	0.12%
	$721,162,000	100.00%

From 1999 to July 2001, Investors Heritage Life reinsured all of the risk on the Credit Insurance products sold by its agents to Munich and ReliaStar. Effective July 1, 2001, ReliaStar terminated the reinsurance agreement with respect to new issues. Therefore, Investors Heritage Life entered into a reinsurance agreement with Canada Life to replace ReliaStar. Effective July 2003, Canada Life exited the Credit Insurance market and Investors Heritage Life has entered into a new reinsurance agreement with RBC Reinsurance (Ireland) Ltd. As explained above, some of these credit insurance risks have been and will be reinsured to Life Investors, Bankers Life, Universal Guaranty and American United Life.

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

Domiciled in the Commonwealth of Kentucky, Investors Heritage Life is licensed by the Kentucky Department of Insurance and is subject to its examination and regulations. The triennial audit was completed during 2002 for the three years ending December 31, 2000. The Examination Report contains no specific recommendations and no material adjustments were made to the statutory financial statements of Investors Heritage Life. The triennial audit for the three years ending December 31, 2003, will be conducted in 2004.

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

Statutory restrictions also limit the amount of dividends that may be paid by Investors Heritage Life. Generally, dividends during any year may not be paid, without prior regulatory approval, in excess of the lesser of (a) 10 percent of statutory stockholders' equity as of the preceding December 31, or (b) statutory net income for the preceding year. In addition, dividends are limited to the amount of unassigned surplus reported for statutory purposes, which was $8,400,164 at December 31, 2003. Dividend income from Investors Heritage Life for 2003 amounted to $566,819.

In addition, the National Association of Insurance Commissioners and several states are reviewing statutes and regulations dealing with small face amount life insurance policies. Proposals range from requiring disclosures for policyholders to requiring small face amount policies to be paid up when premiums paid equal some specified multiple of the death benefits. An NAIC committee adopted a model disclosure act and while several states are considering the model, to date it has not been adopted in any of the states. To the extent that a statute or regulation is adopted that puts a limit on the amount of premiums that can be collected on a small face amount policy, it would potentially limit the ages at which we would issue such a policy and require us to increase premiums for all policyholders. Because regulators are generally in the process of relinquishing their authority to regulate rates on other types of insurance and because life insurance rates have never been regulated, it is unlikely that regulators would decide to regulate rates for life insurance policies at this time. However, if such rate regulation occurs, it will negatively impact some of the products we sell and some of the markets in which we operate, specifically the preneed and burial markets.

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

Investors Heritage Life differentiates itself through its marketing techniques, product features, customer service and reputation. Investors Heritage Life maintains its competitive position by its focus on areas which have historically proven profitable. Those areas include single premium preneed products, multi-pay premium final expense products, traditional whole life products, mortgage protection products and level term products. Investors Heritage Life's competitive position is maintained by its ability to provide quality customer service throughout the distribution system. Other competitive strengths include Investors Heritage Life's asset/liability management system, a quality investment portfolio which provides liquidity.

The business of Investors Heritage Life is not seasonal.

Other Subsidiaries. Investors Heritage Printing does job printing for Investors Heritage Life as well as numerous unaffiliated sources. This includes the printing of the application forms and other office forms required by Investors Heritage Life. While the income from Investors Heritage Printing is not a significant factor in our overall business, Investors Heritage Printing will continue to work to improve profitability during 2004. Revenues from Investors Heritage Printing continued to be less than one percent of our total revenue for 2003.

The formation and operation of Investors Heritage Financial generates additional revenue to Kentucky Investors. Although this additional revenue is not a significant factor in our overall business, Investors Heritage Financial remains steady in its operations with revenues of $408,102 in 2003 compared to $473,913 in 2002. Revenues from Investors Heritage Financial continue to account for less than one percent of our total revenue for 2003. See Schedule II.

During June 2002, the Company acquired 400,000 shares of Cherokee National Life Insurance Company, a subsidiary of American United Life Insurance Company, in exchange for the Company's non-recourse promissory note in the amount of $4,000,000. The note is due June 28, 2007 and interest will be paid quarterly at a rate equal to the prime rate. Cherokee National stock dividends will be paid quarterly and the dividend rate will be equal to the prime rate. No interest is due on the note unless dividends have been paid. During December 2002, the 400,000 shares of Cherokee National common stock were exchanged for 400,000 shares of Series A preferred stock of Cherokee National.

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

Dividend income from the Non-insurance Subsidiaries for 2003 amounted to approximately $338,500.

Additionally, Kentucky Investors earns fees for other services performed for its subsidiaries. The fees pay for the necessary supervision and coordination required to provide a common policy for all the companies. The supervision results in a coordination of contracts with the various independent agents, common sales brochures, and a savings to each company in the area of printing and purchasing. Kentucky Investors purchases director and officer liability coverage that includes the directors and officers of each subsidiary and also purchases blanket fidelity bonds that includes employees of each subsidiary at a savings when compared to purchases made by individual companies. The group life and the retirement programs for the various companies are also administered by Kentucky Investors. These fees are not significant to Kentucky Investors' total revenue. Kentucky Investors also has revenue from other investments, but it is not a significant factor in our business.

Employees. Kentucky Investors does not have any employees. Kentucky Investors' officers perform various functions described in item 10; however, they are not paid a salary by Kentucky Investors for performing such functions. The number of persons employed by Investors Heritage Life is 98. The number of active independent contractual agents of Investors Heritage Life is 1,965. There are no unions organized nor are there any collective bargaining agreements with the employees or agents. Management of Investors Heritage Life considers its relationship with the employees and agents to be satisfactory.

(d) Financial Information About Geographic Areas

The principal markets for Investors Heritage Life's products are in the Commonwealths of Kentucky and Virginia, and the States of North Carolina, South Carolina, Georgia, Ohio, Indiana, Florida, Tennessee, Illinois, West Virginia, Arizona, Michigan, Mississippi and Texas. Investors Heritage Life has licensed ordinary agents and regional managers throughout these states and credit life agents in over 301 banks and automobile dealerships.

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

Item 2. Properties

The physical property of the Company consists of the home office building and grounds, owned in fee, at 200 Capital Avenue, Frankfort, Kentucky. Adjacent to the home office, the Company owns additional property on Second Street and on Shelby Street in Frankfort, Kentucky. One building is used for agency and company meetings; one building is a print shop used by Investors Heritage Printing, one building is used for supplies and additional storage; one building is leased to a commercial tenant and one building is a residential apartment building.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

(a)

The information relative to the market value of the Company's stock appears on page 44 of the Annual Report to the Stockholders for the year ended December 31, 2003, and is incorporated herein by reference.

(b) Approximate Number of Equity Security Holders

(A)
Title of Class
Common Stock

(B)
Number of Holders of Record 12-31-2003
4,708

(c) Dividends

Kentucky Investors, Inc. paid dividends totaling $538,160 to stockholders in 2003, representing $.38 per share. The 2004 cash dividend to be paid April 14, 2004, to stockholders of record March 26, 2004, is $.38 per share.

Item 6. Selected Financial Data

Selected financial data for the past five years appears on page 20 in the Annual Report to the Stockholders for the year ended December 31, 2003, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of financial condition and results of operations appears on pages 6-19 in the Annual Report to the Stockholders for the year ended December 31, 2003, and is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption "Market Risk Exposures" appears on page 18 in the Annual Report to the Stockholders for the year ended December 31, 2003, and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The financial statements and notes appear on pages 22-43 in the Annual Report to the Stockholders for the year ended December 31, 2003 and are incorporated herein by reference. See Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Annual Report on Form 10-K. There have been no significant changes in the Company's internal controls or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) The Executive officers and directors of the Company are:

Name, Position & Year Became	Age
Officer/Director
Family Relationship

Harry Lee Waterfield II	60
Chairman of the Board, President/1963

Jimmy R. McIver, Treasurer/2000	52

Nancy Waterfield Walton	64
First Vice President/1988
Sister of Harry Lee Waterfield II

Robert M. Hardy, Jr.	46
Director, Vice President and General
Counsel/1988
Nephew of Harry Lee Waterfield II

Raymond L. Carr, Chief Financial	55
Officer, Vice President/2002

Jane S. Jackson, Secretary/2003	49

Helen S. Wagner, Director/1986	67

Gordon Duke, Director/1991	58

Harold G. Doran, Director/2001	51

Howard L. Graham, Director/2002	69

Jerry F. Howell, Jr., Director/1983	62

David W. Reed, Director/1982	50

(b) Each of the Directors has occupied the position indicated for a period of more than five years unless otherwise stated in the information regarding the business experience of the Directors who are not officers of the Company which is shown on pages 3 of the Proxy Statement of the Annual Meeting of Shareholders to be held on May 13, 2004, and is incorporated herein by reference.

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

The Board of Directors has determined that Audit Committee members Harold G. Doran and Gordon C. Duke are audit committee financial experts as defined by Item 401(h) of Regulation S-K of the Exchange Act and are independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The company has a designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Harold G. Doran, Gordon C. Duke, Jerry F. Howell, Jr. and David W. Reed. All members of the Audit Committee are independent.

The Company has adopted a written code of ethics that applies to the Company's President and Chief Executive Officer, the Chief Financial Officer and all other corporate officers designated by the Chief Executive Officer. The Company has posted a copy of the code on the Company's internet website at the internet address: http://www.ihlic.com. Copies of the code may be obtained free of charge from the Company's website at the above internet address.

Item 11. Executive Compensation

Information regarding compensation of executive officers and transactions with executive officers and directors is shown on page 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2004, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security ownership by Officers, Directors, and management is shown on pages 4-5 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2004, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Certain relationships and related transactions are shown on page 9 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2004, and are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding accounting fees and services is shown on page 9 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2004, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)1. The following financial statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 2003 (pages 21-43) filed as Exhibit 1 thereto:

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2003 and 2002

For each of the three years in the period ended December 31, 2003:

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

Schedule IV - Reinsurance

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

11

Statements re: computation of Per Share Earnings is contained in Note A to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on pages 29-30 of the Annual Report to the Stockholders for the year ended December 31, 2003, and is incorporated herein by reference.

13	Annual Report to the Stockholders for the year ended December 31, 2003 is attached hereto as Exhibit 1 and is incorporated hereby by reference.

23	Consent of Independent Auditors.

31.1 & 31.2	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

March 11, 2004
DATE	/s/Harry Lee Waterfield II
BY: Harry Lee Waterfield II
ITS: Chairman of the Board and President

Exhibit 32.1

     Harry Lee Waterfield II and Raymond L. Carr, being the President and Chief Financial Officer and Vice President, respectively, of Kentucky Investors, Inc., hereby certify as of this 11th day of March, 2004, that the Form 10-K for the Year ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Kentucky Investors, Inc.

KENTUCKY INVESTORS, INC.

/s/ Harry Lee Waterfield II
BY: Harry Lee Waterfield II
DATE: March 11, 2004	President

/s/ Raymond L. Carr
BY: Raymond L. Carr
DATE: March 11, 2004	Chief Financial Officer - Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry Lee Waterfield II
Harry Lee Waterfield II
Chairman of the Board and President
Principal Executive Officer
March 11, 2004

/s/Robert M. Hardy, Jr.
Robert M. Hardy, Jr.
Vice President, General Counsel and Director
March 11, 2004

/s/Jimmy McIver
Jimmy McIver
Treasurer
March 11, 2004

/s/Raymond L. Carr
Raymond L. Carr
Chief Financial Officer
Vice President
March 11, 2004

/s/Gordon Duke
Gordon Duke
Director
March 11, 2004

/s/Helen S. Wagner
Helen S. Wagner
Director
March 11, 2004

/s/Harold G. Doran
Harold G. Doran
Director
March 11, 2004

/s/David W. Reed
David W. Reed
Director
March 11, 2004

/s/Jerry F. Howell, Jr.
Jerry F. Howell, Jr.
Director
March 11, 2004

/s/ Howard L. Graham
Howard L. Graham
Director
March 11, 2004

CERTIFICATIONS

Exhibit 31.1

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant, and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation, and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 11, 2004	By: /s/ Harry Lee Waterfield II
Harry Lee Waterfield II
President

Exhibit 31.2

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant, and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation, and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 11, 2004	By: /s/ Raymond L. Carr
Raymond L. Carr
Chief Financial Officer - Vice President

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Kentucky Investors, Inc.

We have audited the accompanying consolidated balance sheets of Kentucky Investors, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kentucky Investors, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young

Cincinnati, Ohio
March 12, 2004

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 NO. 33-46722-01) pertaining to the Kentucky Investors, Inc. and Affiliated Companies 401(k) Savings Plan of our report dated March 12, 2004, with respect to the consolidated financial statements and schedules of Kentucky Investors, Inc. incorporated by reference in its Annual Report (Form 10-K) for the year ended December 31, 2003.

/s/Ernst & Young LLP

Cincinnati, Ohio
March 23, 2004

KENTUCKY INVESTORS, INC.
SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENT IN
RELATED PARTIES
DECEMBER 31, 2003

			AMOUNT
			SHOWN IN
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

Fixed maturities:

Bonds:
United States and
government agencies and
authorities	$ 42,600,451	$ 46,183,243	$ 46,183,243

States and political
subdivisions	13,506,454	14,184,880	14,184,880

Foreign	17,364,437	19,653,765	19,653,765

Mortgage-backed securities	31,904,163	32,742,229	32,742,229

Corporate	159,665,388	171,697,467	171,697,467

Redeemable preferred stock	57,094	69,660	69,660

Total fixed maturities	$265,097,987	$284,531,244	$284,531,244

Equity securities:

Common Stocks:
Banks, trust & insurance
companies	$ 490,761	$ 1,187,525	$ 1,187,525

Industrial, miscellaneous and
all other	470,464	650,215	650,215

Nonredeemable preferred
stocks	4,036,690	4,034,684	4,034,684

Total equity securities	$ 4,997,915	$ 5,872,424	$ 5,872,424

Mortgage loans on real estate	25,749,708	XXXXXXXXXX	25,749,708

Policy loans	7,918,258	XXXXXXXXXX	7,918,258

Other long term investments	557,461	XXXXXXXXXX	557,461

Short-term investments	813,000	XXXXXXXXXX	813,000

Total investments	$305,134,329	XXXXXXXXXX	$325,442,095

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
KENTUCKY INVESTORS, INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEET
FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

	2003	2002

Assets:
Cash and Cash Equivalents	$ 62,387	$ 62,820
Investment in Subsidiary	56,302,540	57,527,599
Other Assets	443,375	555,590
Other Long Term Investments	2,884,231	2,194,233

Total Assets	$59,692,533	$60,340,242

Liabilities:
Notes Payable	$ 5,033,355	$ 2,386,638
Notes Payable to Affiliate	4,000,000	4,000,000
Other Liabilities	583,657	334,216
Taxes Payable	(79,000)	(8,362)

Stockholders' Equity:
Common Stock	1,136,361	1,143,390
Paid in Surplus	8,549,970	8,495,833
Unrealized Appreciation
of available-for-sale securities of
subsidiary	12,139,714	15,432,098
Retained Earnings	28,328,476	28,556,429

Total Stockholders' Equity	$50,154,521	$53,627,750

Total Liabilities and Stockholders' Equity	$59,692,533	$60,340,242

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(CONTINUED)
KENTUCKY INVESTORS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

	2003	2002	2001
Income
From printing services to:
Affiliated companies	$ 294,923	$ 299,180	$ 302,612
Others	177,766	194,437	207,152

Realized gain on
Investments	-0-	-0-	927
Other services to subsidiaries	203,279	228,525	276,143
Dividends from subsidiaries	734,597	659,930	566,819
Interest and other income	308,810	341,050	284,618

	$1,719,375	$1,723,122	$1,638,271

Operating Expenses	$1,184,960	$ 780,584	$ 698,892

Operating income before
equity in earnings of subsidiary	$ 534,415	$ 942,538	$ 939,379

Equity in earnings of
subsidiary for the year	$ 45,438	$ 413,255	$2,963,046

Income before provision for
income taxes	$ 579,853	$1,355,793	$3,902,425

Provision for Income Taxes
Current	$ 77,575	$ 107,984	$ 118,084
Deferred	(70,000)	(9,000)	-0-

	$ 7,575	$ 98,984	$ 118,084

Net Income	$ 572,278	$1,256,809	$3,784,341

Earnings Per Share, Basic	$ .50	$ 1.11	$ 3.33
Earnings Per Share, Diluted	$ .49	$ 1.10	$ 3.33

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(CONTINUED)
KENTUCKY INVESTORS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

	2003	2002	2001

NET CASH PROVIDED BY (USED IN) OPERATING AND INVESTING ACTIVITIES	$ (982,138)	$ 652,184	$ 842,947

FINANCING ACTIVITIES
Decrease in Notes Payable	-0-	$ -0-	$ -0-
Dividends	$ (538,160)	(538,160)	(544,023)
Acquisition of Treasury Stock	(436,854)	(3,757)	(426,209)
Acquisition of Affiliated Stock	-0-	(4,000,000)	-0-
Payments on Notes Payable	(738,326)	(1,325,798)	(253,874)
Proceeds from Notes Payable	3,385,043	5,468,362	497,948
Notes receivable	(689,998)	(382,614)	(954)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ 981,705	$ (781,967)	$ (727,112)

INCREASE (DECREASE) IN
CASH	$ (433)	$ (129,783)	$ 115,835

Cash and Cash Equivalents at
beginning of year	$ 62,820	$ 192,603	$ 76,768

CASH AND CASH
EQUIVALENTS AT END OF
YEAR	$ 62,387	$ 62,820	$ 192,603

KENTUCKY INVESTORS, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 2003

SEGMENT

			Credit
		Traditional	Insurance
		and	Products and
	Preneed Burial	Universal	Admn.	Corporate
	Products	Life Products	Services	and Other	Total

Deferred
policy
acquisi-
tion
costs	$17,876,070	$5,419,486	$2,813	-0-	$23,298,369

Future
policy
benefits,
losses,
claims &
loss
expenses	253,440,192	71,835,542	2,335,708	7,992,997	335,604,439

Un-
earned
premium	-0-	1,700	17,005,198	7,799	17,014,697

Other
policy
claims &
benefits
payable	1,115,967	2,063,215	309,033	240,514	3,728,729

Premium
revenue	33,026,460	8,189,266	5,313	533,373	41,754,412

Net
inves-
tment
income
(1) and
(3)	12,634,365	4,241,737	134	2,422,418	19,298,654

Benefit
claims,
losses &
settle-
ment
expenses	27,336,090	7,414,261	(4,453)	598,377	35,344,275

Amorti-
zation of
deferred
acquisi-
tion costs	5,350,934	1,552,063	983	6,197	6,910,177

Other
operat-
ing
expenses
(2)	5,778,383	1,597,388	289,069	1,052,697	8,717,537

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
(3) Includes realized investment gains or losses

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

KENTUCKY INVESTORS, INC.
SCHEDULE IV - REINSURANCE
FOR THE YEAR ENDED DECEMBER 31, 2003

			Premium
		Premium, Life	Accident and
	Life Insurance	Insurance and	Health	TOTAL
	in Force	Annuities	Insurance	PREMIUMS

Gross Amount	$1,843,153,000	$49,505,417	$3,912,177	$53,417,594

Ceded to other
Companies	721,162,000	10,928,733	3,907,475	14,836,208

Assumed from
other
Companies	1,480,270,000	3,173,026	-0-	3,173,026

Net Amount	2,602,261,000	41,749,710	4,702	41,754,412

Percentage of
Amount
Assumed to Net	57%	8%	0%	8%

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