Form 10-Q
period 2004-03-31
KENTUCKY INVESTORS INC
filed 2004-05-14
CIK 55362

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC

FORM 10-Q

QUARTERLY REPORT
Under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THREE MONTHS ENDED

MARCH 31, 2004

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

Number of outstanding shares as of March 31, 2004 – 1,129,924.72

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

KENTUCKY INVESTORS, INC.

Condensed Consolidated Balance Sheets

	(Unaudited)

March 31, 2004

December 31, 2003

Assets
Investments
Securities available for sale, at fair value:
Fixed maturities (amortized cost
2004-$270,598,671; 2003 -
$265,097,987)	$295,734,604	$284,531,244
Equity securities (cost: 2004 -
$4,997,915; 2003 - $4,997,915)	5,967,293	5,872,424
Mortgage loans on real estate	25,269,847	25,749,708
Other long term investments	697,269	557,461
Short term investments	813,000	813,000
Other investments	7,995,167	7,918,258

Total investments	336,477,180	325,442,095

Cash and cash equivalents	1,759,579	5,844,281
Due and deferred premiums	4,332,204	4,441,828
Deferred acquisition costs	22,835,799	23,298,369
Present value of future profits	459,825	482,721
Leased property under capital leases	181,712	227,822
Other assets	8,503,841	9,272,869
Amounts recoverable from reinsurers	61,880,173	60,465,147
Total assets	$436,430,313	$429,475,132

Liabilities and Stockholders’ Equity
Liabilities
Policy liabilities
Benefit reserves	$337,535,534	$335,604,439
Unearned premium reserves	16,259,844	17,014,697
Other policyholders’ funds	3,739,972	3,728,729
Total policy liabilities	357,535,350	356,347,865
Federal income taxes	11,542,017	9,673,564
Obligations under capital leases	177,565	224,628
Notes payable	9,098,838	9,033,355
Other liabilities	4,939,199	4,041,199

Total liabilities	383,292,969	379,320,611

Stockholders’ Equity
Common Stock (shares issued:
2004 – 1,129,925, 2003 -
1,136,361)	1,129,925	1,136,361
Paid-in surplus	8,549,970	8,549,970
Accumulated other comprehensive
income	15,895,771	12,139,714
Retained earnings	27,561,678	28,328,476

Total stockholders’ equity	$ 53,137,344	$ 50,154,521

Total liabilities and stockholders’
equity	$436,430,313	$429,475,132

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended March 31
	2004	2003
REVENUES

Premiums and other considerations	$ 9,840,414	$10,475,024
Investment income, net of expenses	4,424,003	4,640,260
Realized gain on investments, net	22,878	129,673
Other income	193,323	231,994

Total revenues	14,480,618	15,476,951

BENEFITS AND EXPENSES

Death and other policyholder benefits	11,227,657	9,194,753
Guaranteed annual endowments	167,151	169,078
Dividends to policyholders	171,032	169,395
Increase (decrease) in benefit reserves
and unearned premiums	(302,797)	1,645,215
Amortization of deferred acquisition
costs, net	356,023	158,479
Commissions	682,372	959,214
Other insurance expenses	2,345,662	2,735,190

Total benefits and expenses	$14,647,100	$15,031,324

Income (loss) from operations before
federal income tax	$ (166,482)	$ 445,627

Provision (benefit) for income taxes:
Current	$ 13,714	$ 77,149
Deferred	(43,000)	30,000

	$ (29,286)	$ 107,149

Net income (loss)	$ (137,196)	$ 338,478
Earnings per share, basic and diluted	$ (0.12)	$ 0.30

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Three Months Ended March 31
	2004	2003

Net cash provided by operating activities	$ 1,765,770	$ 2,179,274

Investing activities
Securities available-for-sale:
Purchases	(10,196,653)	(13,198,718)
Sales and maturities	4,610,335	8,957,411
Other investments:
Cost of acquisition	(214,246)	(2,100,529)
Sales and maturities	477,390	1,290,473
Other investing activities	29,703	(32,258)

Net cash used by investing activities	(5,293,471)	(5,083,621)

Financing activities
Receipts from universal life policies
credited to policyholder account
balances	2,208,388	1,857,150
Return of policyholder account balances
on universal life policies	(2,194,833)	(1,718,137)
Payment on notes payable	(138,517)	(263,417)
Proceeds from notes payable	204,000	15,000
Other financing activities	(636,039)	(411,823)

Net cash used by financing activities	(557,001)	(521,227)

Decrease in cash and cash
equivalents	(4,084,702)	(3,425,574)

Cash and cash equivalents at beginning
of period	5,844,281	7,773,597

Cash and cash equivalents at end of period	$ 1,759,579	$ 4,348,023

See accompanying notes.

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004
(Unaudited)

NOTE A - Nature of Operations: Kentucky Investors, Inc. is the holding company of Investors Heritage Life Insurance Company, Investors Heritage Printing, Inc., a printing company, Investors Heritage Financial Services Group, Inc., an insurance marketing company, and is the sole member of Family Assignment Services, LLC, a limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies. These entities are collectively hereinafter referred to as the “Company”. The operations of Kentucky Investors are principally that of its life insurance company, Investors Heritage Life. The operations of the non-insurance subsidiaries of Kentucky Investors account for less than 2% of the Company’s total operations.

The Company’s operations involve the sale and administration of various insurance and annuity products, including, but not limited to, participating, non-participating, whole life, limited pay, universal life, annuity contracts, credit life, credit accident and health and group insurance policies. The principal markets for the Company’s products are in the Commonwealths of Kentucky and Virginia, and the states of North Carolina, South Carolina, Ohio, Indiana, Florida, Tennessee, Illinois, Georgia, West Virginia, Michigan, Mississippi, Alabama and Maryland.

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K.

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

Income	Shares	Per Share
Amount
Three months ended March 31, 2004
Basic EPS
Net loss	$ (137,196)	1,135,795	$ (0.12)
Dilutive effect of common equivalent shares of
stock options	-	-	-

Diluted EPS
Net income (loss)	$ (137,196)	1,135,795	$ (0.12)

Three months ended March 31, 2003
Basic EPS
Net income	$ 338,478	1,144,208	$ 0.30
Dilutive effect of common equivalent shares of
stock options	-	1,541	-

Diluted EPS
Net income loss	$ 338,478	1,145,749	$ 0.30

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

Three Months Ended
March 31, 2004	March 31, 2003

Revenues:
Preneed & Burial Products	$ 10,979,640	$11,606,784
Traditional & Universal Life Products	2,881,443	3,106,203
Credit Insurance Products &
Administrative Services	36,038	74,263
Corporate & Other	583,497	689,701
$ 14,480,618	$15,476,951

Pre-Tax Income (Loss) from Operations:
Preneed & Burial Products	$ (461,557)	$ (131,340)
Traditional & Universal Life Products	195,621	373,865
Credit Insurance Products &
Administrative Services	6,442	14,825
Corporate & Other	93,012	188,277
$ (166,482)	$ 445,627

NOTE E - Federal Income Taxes: Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the small life insurance company tax deduction and dividends-received tax deductions.

NOTE F – Comprehensive Income: The components of comprehensive income, net of related tax, are as follows:

Three Months Ended
March 31, 2004	March 31, 2003
Net income (loss)	$ (137,196)	$ 338,478
Net unrealized gains (losses) on
available-for-sale securities, net of tax	3,756,057	(375,448)
Comprehensive income (loss)	$ 3,618,861	$ (36,970)

NOTE G – Notes Payable: On December 15, 2003, the Company entered into a long-term debt agreement with Fifth Third Bank in the amount of $3,000,000 at an interest rate equal to 0.5% less than the prime rate established by Fifth Third, due February 1, 2005.  The funds were used to issue a surplus note to Investors Heritage Life, to contribute to Investors Heritage Life’s paid in capital and for general corporate purposes.  The interest rate on this note was 3.5% at March 31, 2004. Interest expense and interest paid on this note was $26,833 and $22,458 respectively, in 2004.

On June 28, 2002, the Company entered into a long-term debt agreement with Cherokee National Life Insurance Company in the amount of $4,000,000, with interest to be paid quarterly, at a rate equal to the prime rate, and due on June 28, 2007. The funds were used to purchase 400,000 shares of Cherokee National common stock valued at $4,000,000. In December 2002, the 400,000 shares of common stock were exchanged for 400,000 shares of Series A preferred stock. The interest rate was 4.0% at March 31, 2004. Interest expense and interest paid on this note was $40,000 in 2004.

On September 30, 2002, Family Assignment Services, LLC entered into a long-term debt agreement with Farmers Bank and Capital Trust Co., Frankfort, Kentucky, by establishing a line of credit in the amount of $2,000,000 with interest to be paid monthly at a rate equal to the prime rate, renewable annually. The purpose of this line of credit is to provide advance funding for funerals in exchange for an irrevocable assignment of life insurance policies from other unaffiliated insurance companies. At March 31, 2004, $335,000 was outstanding on this note. The interest rate was 4.0% at March 31, 2004. Interest expense and interest paid on the note was $2,628 and $2,767 respectively, in 2004.

On December 27, 2000, the Company entered into a long-term debt agreement with Fifth Third Bank in the amount of $2,000,000, at an initial interest rate of 8.5%, due on December 27, 2005. The funds were used to retire notes payable and to issue a surplus note to its subsidiary, Investors Heritage Life. On May 1, 2001, the Company borrowed an additional $400,000 on the note and the interest rate was adjusted to 1% under the prime rate. At March 31, 2004, $1,689,909 was outstanding on this note. The interest rate was 3.0% at March 31, 2004. Interest expense and interest paid on the note was $13,006 and $13,187 respectively, in 2004.

The Company also has an annually renewable line of credit agreement with Farmers Bank and Capital Trust Co., Frankfort, Kentucky in the amount of $150,000 with interest to be paid quarterly at a rate equal to 1% under the prime rate.  The purpose of this line of credit is for general corporate purposes.  At March 31, 2004, $45,001 was outstanding on this line of credit.  The interest rate was 3.0% at March 31, 2004.  Interest expense and interest paid on the note was $333 and $330 respectively, in 2004.

NOTE H – Employee Benefit Plans: The Company participates in a noncontributory retirement plan which covers substantially all employees.  Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service.  Benefits are funded based on actuarially-determined amounts.

The following table provides the components of the net periodic benefit cost:

March 31, 2004

March 31, 2003

Service cost	$ 80,391	$ 92,176
Interest cost	160,877	164,624
Expected return on plan assets	(153,075)	(163,955)
Amortization of prior service cost	(5,265)	(8,776)
Amortization of net loss	41,130	35,261
Net periodic benefit cost	$124,058	$119,330

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $540,000 to its pension plan in 2004.  As of March 31, 2004, $135,000 had been made.  The Company presently anticipates contributing an additional $405,000 to fund its pension plan in 2004 for a total of $540,000.

NOTE I – New Accounting Pronouncements: Effective January 1, 2004, the Company adopted Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1)." The provisions of SOP 03-1 did not have a material impact on the Company's financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Kentucky Investors is incorporated under the laws of the Commonwealth of Kentucky and wholly owns Investors Heritage Life Insurance Company, a life insurance company also incorporated under the laws of the Commonwealth of Kentucky. Kentucky Investors also wholly owns Investors Heritage Financial Services Group, Inc., a Kentucky insurance marketing company which was formed in 1994, Investors Heritage Printing, Inc., a Kentucky printing company that provides printing to Investors Heritage Life and other unaffiliated parties, and is the sole member of Family Assignment Services, LLC, a Kentucky limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies.

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

Investors Heritage Life’s final expense product is the Heritage Final Expense, which was introduced during 2002 and replaced the Legacy 2000 Final Expense series. This product is being marketed through funeral homes and independent agencies. It is reinsured on an 80% quota share basis with Munich American Reassurance Company to help reduce first year surplus strain associated with new sales and minimize fluctuations in future profits.

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

While the Company continues to expand the operations of Investors Heritage Financial, Investors Heritage Printing and Family Assignment Services, less than 2% of the Company’s total operations were generated by those subsidiaries. As expected, more than 10% of Investors Heritage Financial’s revenues during the first quarter 2004 were derived from the sale of Investors Heritage Life’s credit insurance products. During the first quarter of 2004, the Company received dividends from Investors Heritage Financial and Investors Heritage Printing in the amount of $85,500 and $3,500 respectively. The Company anticipates dividend payments from Investors Heritage Financial and Investors Heritage Printing during the second quarter in 2004.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On a continuing basis, the Company evaluates its estimates, including those related to investments, deferred acquisition costs, present value of future profits, policy liabilities, income taxes, regulatory requirements, contingencies and litigation. The Company bases such estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following accounting policies, judgments and estimates are the most critical to the preparation of its consolidated financial statements.

Investment in Fixed Maturities, Equity Securities and Mortgage Loans

The Company holds fixed maturities and equity interests in a variety of companies. Additionally, the Company originates, underwrites and manages mortgage loans. The Company continuously evaluates all of its investments based on current economic conditions, credit loss experience and other developments. The Company evaluates the difference between the cost/amortized cost and estimated fair value of its investments to determine whether any decline in value is temporary or other-than-temporary in nature.  This determination involves a degree of uncertainty.  If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in shareholders’ equity.  If a decline in a security’s fair value is considered to be other-than temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated statements of income.

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

Deferred Acquisition Costs

At March 31, 2004, the balance of our deferred acquisition costs was $22,836,000 compared to $23,298,000 at December 31, 2003. The recovery of these costs is dependent on the future profitability of the related business. Each year, we evaluate the recoverability of the unamortized balance of the deferred acquisition costs. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is immediately charged to amortization expense. The assumptions we use to amortize and evaluate the recoverability of the deferred acquisition costs involve significant judgment. A significant revision to these assumptions will impact future financial results.

Policy Liabilities

Establishing liabilities for the Company’s long-duration insurance contracts requires various assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing, and operating expense levels. The Company evaluates historical experience for these factors when assessing the need for changing current assumptions. However, since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial estimates and judgment are required. Accordingly, if actual experience emerges differently from that assumed, material financial statement adjustments could be required.

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

On December 15, 2003, Kentucky Investors borrowed $3,000,000 from Fifth Third Bank.  The note is due on February 1, 2005, with interest to be paid monthly at a rate equal to 0.5% under prime.  Kentucky Investors utilized $300,000 of this borrowing to purchase treasury stock, loaned $900,000 to Investors Heritage Life in exchange for an additional surplus note and transferred $1,800,000 to Investors Heritage Life as paid in surplus.  The Company contributed the surplus to Investors Heritage Life in order to strengthen its statutory surplus for ratings purposes.

Kentucky Investors previously borrowed $2,400,000 from Fifth Third Bank. Kentucky Investors utilized $200,000 of the loan amount to reduce debt to Investors Heritage Life, loaned $1,800,000 to Investors Heritage Life in exchange for a surplus note, and used the remaining $400,000 for general operating purposes. The note calls for Investors Heritage Life to pay, on or before the first day of each quarter, interest 1% under the prime rate, upon prior approval by the Kentucky Department of Insurance. Such interest may be paid out of Investors Heritage Life’s earned surplus, operating income, or paid-in and contributed surplus.

In 2002, the Company acquired 400,000 shares of common stock of Cherokee National in exchange for the Company’s promissory note in the amount of $4,000,000. Interest is paid quarterly at a rate equal to the prime rate and the note is due June 28, 2007. The Company has another $2,000,000 line-of-credit note with a financial institution relative to Family Assignment Services, of which $335,000was outstanding at March 31, 2004. The purpose of this line of credit is to provide advance funding for funerals in exchange for an assignment of life insurance policies from other unaffiliated companies.

The Company and Investors Heritage Life will continue to explore various opportunities including corporate reorganizations, acquisitions and purchasing blocks of business from other companies, which may dictate an additional need for either long-term or short-term debt.

Investors Heritage Life has maintained a sound, conservative investment strategy. At March 31, 2004, 87.9% of invested assets consisted of fixed income public bonds compared to 87.4% at December 31, 2003. Fixed income assets are managed by Conning Asset Management Company, an independent portfolio manager.

Additionally, Investors Heritage Life also engages in commercial and residential mortgage lending with approximately 93% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At March 31, 2004, 7.5% of invested assets consisted of mortgage loans compared to 7.9% at December 31, 2003. Management anticipates funding several new mortgage loan investments during the remainder of 2004 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets.

Investors Heritage Life’s conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At March 31, 2004 and December 31, 2003, Investors Heritage Life’s fixed income investments were 100% investment grade as rated by Standard & Poor’s. None of Investors Heritage Life’s fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

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

The assessment of whether a decline in fair value is considered temporary or other than temporary includes management’s judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future impairment charges could be material to the results of operations of the Company. The Company recognized no impairment charges during the first quarters of 2004 or 2003.

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

Results of Operations

Total premium income (net of reinsurance) for the first quarter 2004 decreased 6.1% when compared to the first quarter of 2003. The decrease was primarily due to lower sales in the pre-need segment. Net investment income for the first quarter 2004 compared to the first quarter of 2003 decreased 4.7%. The decrease is primarily due to lower yield rates on new asset purchases which have impacted the rate of return on our investment portfolio. Overall revenue for the first quarter 2004 decreased 6.4% when compared to the first quarter of 2003.

Total Benefits and Expenses were 2.6% lower in the first quarter of 2004 when compared to the same quarter of 2003, primarily due to lower premium production in pre-need sales and the implementation of several cost containment measures. After providing for federal income taxes, the Company’s Net Loss was $137,196 with Earnings per share of $(0.12) for the first three months of 2004 as compared to Net income of $338,478 and Earnings per share of $0.30 for the same period in 2003.

A dividend of $0.38 per share was paid April 14, 2004, to shareholders of record on March 26, 2004.

Business Segments

Management internally evaluates the performance of Investors Heritage Life operations by the following business segments:

Preneed & Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were 5.4% lower for the first quarter of 2004 when compared to the same period of 2003. The decrease is due primarily to increased competition in the marketplace and an uncertain economic environment. Pre-Tax Loss from Operations for the first quarter 2004 was $461,557 compared to $131,340 for the same period for 2003. The increased loss in 2004 compared to 2003 is due primarily to shrinking of profit margins in previously sold preneed products due to a lower interest rate environment. Investors Heritage Life plans to continue its expansion of territory and recruitment of agents in the Preneed and Burial insurance market.

Traditional & Universal Life Products include traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were 7.2% lower for the first quarter of 2004 when compared to the first quarter of 2003. Revenues on this segment are primarily derived from the sales of term insurance products through banks, which has been lower due to less loan demand. Sales have also slowed recently due to new federal banking guidelines regarding predatory lending and the sale of credit insurance in conjunction with a real estate mortgage. In addition, several states, including Kentucky, have enacted or are considering predatory lending laws that prohibit the financing of single premium credit insurance as part of a real estate mortgage transaction. Pre-Tax Income from Operations for the first three months of 2004 was 47.7% lower than for the first three months of 2003 primarily because of general insurance expenses associated with the sales, issuance and administration costs of these products as well as the investment income pressures cited above. Effective January 1, 2004, the Company lowered its maximum retention level from $100,000 to $25,000 per life.  It is anticipated that this new retention level will stabilize earnings fluctuations in this segment.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident & health insurance products. Revenues for 2004 were $36,038 for the first quarter compared to $74,263 for the same period for 2003. Pre-Tax Income from Operations was $6,442 for the first quarter of 2004 compared to $14,825 for the first quarter of 2003. The revenues and income on the credit insurance line are directly affected by consumer loan demand. While the potential always exists for a slowdown in credit insurance sales due to decreased loan demand, sales have slowed recently due to new federal banking guidelines regarding predatory lending and the sale of credit insurance in conjunction with a real estate mortgage. In additional, several states, including Kentucky, have enacted or are considering predatory lending laws that prohibit the financing of single premium credit insurance as part of a real estate mortgage transaction. All of the related underwriting risk currently produced is being reinsured 100% with highly-rated life companies.

Corporate & Other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. Revenues were 15.4% lower and Pre-Tax Income from Operations was 50.6% lowerfor the first quarter of 2004 when compared to the first quarter 2003. The decreases for the first quarter in 2004 are primarily due to the decision last quarter to assign more target surplus, through the allocation of net investment income and general expenses, to other lines of business because of the low interest rate environment.

Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 17.6% at March 31, 2004 compared to 24% for March 31, 2003. The decrease in the effective tax rate is due primarily to the deferred tax calculation, specifically, the temporary differences arising from reserve calculations for financial reporting purposes as opposed to income tax reporting purposes.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant or material changes in the Company’s market risks since December 31, 2003. Measuring market risk is a key function of our asset/liability management process. To test financial risk and investment strategy, the Company performs an asset adequacy analysis each year. Dynamic models of both assets and liabilities are created to project financial results under several shifts in the current interest rate environment. Results show that the Company’s exposure to a relative 10% increase or decrease in the interest rates prevalent at December 31, 2003 is a net loss of less than $500,000. This analysis is not performed on a quarterly basis.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls over financial reporting during this most recent quarter or subsequent to the date the Company carried out its evaluation.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 7, 2004, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on Investors Heritage Life’s or the Company’s financial condition or results of operations.

ITEM 2. Changes in Securities and Use of Proceeds and Issuer Purchases

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	Total Number	Average	Publicly	Purchased
	Of Shares	Price Paid	Announced	Under the

Shares

Purchased

Per Share

Plans

Plan

1/1/04--1/31/04	-	$ -	-	-
2/1/04--2/29/04	-	$ -	-	-
3/1/04--3/31/04	6,436	$26.55	-	-
TOTAL	6,436	$26.55	-	-

(1) No share repurchases were made pursuant to a publicly announced plan or program. All share repurchases were shares tendered by employees as part of the Company's 401(k) plan.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

a) Exhibits

No exhibits were filed for the quarter ended March 31, 2004.

b) Reports on form 8-K

No reports on Form 8-K were filed for the quarter ended March 31, 2004.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.

BY: /s/Harry Lee Waterfield II
DATE: May 14, 2004	President

BY: /s/Raymond L. Carr
DATE: May 14, 2004	Vice President - Chief Financial Officer