Form 10-Q
period 2004-06-30
KENTUCKY INVESTORS INC
filed 2004-08-12
CIK 55362

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC

FORM 10-Q

QUARTERLY REPORT
Under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THREE AND SIX MONTHS ENDED

JUNE 30, 2004

Commission File: 0-1999

KENTUCKY INVESTORS, INC.
(Exact Name of registrant as specified in Charter)

KENTUCKY
(State of Other Jurisdiction of Incorporation or Organization)

61-6030333
(IRS Employer Identification Number)

200 Capital Avenue, P. O. Box 717
Frankfort, Kentucky 40602
(Address of Principal Executive Offices)

Registrant's Telephone Number -- (502) 223-2361

Securities registered pursuant to Section 13(g) of the Act:

Common Capital Stock par value $1.00 per share
(Title of Class)

Number of outstanding shares as of June 30, 2004 -- 1,129,924.72

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

PART I -- FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

KENTUCKY INVESTORS, INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2004	December 31, 2003
Assets
Investments
Securities available for sale, at fair
value:
Fixed maturities (amortized cost
2004-$266,860,753; 2003 -
$265,097,987)	$278,417,539	$284,531,244
Equity securities (cost: 2004 -
$4,997,915; 2003 - $4,997,915)	5,925,300	5,872,424
Mortgage loans on real estate	24,542,435	25,749,708
Other long term investments	851,193	557,461
Short term investments	813,000	813,000
Policy loans	7,696,608	7,918,258

Total investments	318,246,075	325,442,095

Cash and cash equivalents	8,172,058	5,844,281
Due and deferred premiums	4,208,833	4,441,828
Deferred acquisition costs	23,559,622	23,298,369
Present value of future profits	436,929	482,721
Leased property under capital leases	183,419	227,822
Other assets	9,324,891	9,272,869
Amounts recoverable from reinsurers	61,742,183	60,465,147
Total assets	$425,874,010	$429,475,132

Liabilities and Stockholders' Equity
Liabilities
Policy liabilities
Benefit reserves	$339,254,850	$335,604,439
Unearned premium reserves	16,150,870	17,014,697
Other policyholders' funds	3,662,618	3,728,729
Total policy liabilities	359,068,338	356,347,865
Federal income taxes	7,461,676	9,673,564
Obligations under capital leases	177,354	224,628
Notes payable	9,143,955	9,033,355
Other liabilities	4,319,193	4,041,199

Total liabilities	380,170,516	379,320,611

Stockholders' Equity
Common Stock (shares issued:
2004 -- 1,129,925, 2003 --
1,136,361)	1,129,925	1,136,361
Paid-in surplus	8,549,970	8,549,970
Accumulated other comprehensive
income	7,563,580	12,139,714
Retained earnings	28,460,019	28,328,476

Total stockholders' equity	$ 45,703,494	$ 50,154,521

Total liabilities and stockholders'
equity	$425,874,010	$429,475,132

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended June 30
	2004	2003
REVENUES

Premiums and other considerations	$ 9,376,217	$10,757,814
Investment income, net of expenses	4,618,866	4,590,787
Realized gain on investments, net	131,423	395,407
Other income	572,911	326,727

Total revenues	14,699,417	16,070,735

BENEFITS AND EXPENSES

Death and other policyholder benefits	7,812,940	7,684,498
Guaranteed annual endowments	191,752	196,070
Dividends to policyholders	192,233	195,979
Increase in benefit reserves
and unearned premiums	2,010,325	3,685,571
Amortization of deferred acquisition
costs, net	272,782	239,112
Commissions	636,129	875,513
Other insurance expenses	2,454,564	3,005,669

Total benefits and expenses	$13,570,725	$15,882,412

Income from operations before
federal income tax	$ 1,128,692	$ 188,323

Provision (benefit) for income taxes:
Current	$ 18,351	$ 145,009
Deferred	212,000	(91,000)

	$ 230,351	$ 54,009

Net income	$ 898,341	$ 134,314
Earnings per share, basic and diluted	$ 0.79	$ 0.12

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Six Months Ended June 30
	2004	2003
REVENUES

Premiums and other considerations	$ 19,216,631	$21,232,838
Investment income, net of expenses	9,042,869	9,231,047
Realized gain on investments, net	154,301	525,080
Other income	766,234	558,721

Total revenues	29,180,035	31,547,686

BENEFITS AND EXPENSES

Death and other policyholder benefits	19,040,597	16,879,251
Guaranteed annual endowments	358,903	365,148
Dividends to policyholders	363,265	365,374
Increase in benefit reserves
and unearned premiums	1,707,528	5,330,786
Amortization of deferred acquisition
costs, net	628,805	397,591
Commissions	1,318,501	1,834,727
Other insurance expenses	4,800,226	5,740,859

Total benefits and expenses	$28,217,825	$30,913,736

Income from operations before
federal income tax	$ 962,210	$ 633,950

Provision (benefit) for income taxes:
Current	$ 32,065	$ 222,158
Deferred	169,000	(61,000)

	$ 201,065	$ 161,158

Net income	$ 761,145	$ 472,792
Earnings per share, basic and diluted	$ 0.67	$ 0.41

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Six Months Ended June 30
	2004	2003

Net cash provided by operating activities	$ 3,722,932	$ 5,401,665

Investing activities
Securities available-for-sale:
Purchases	(18,320,253)	(39,060,842)
Sales and maturities	16,499,814	30,591,687
Other investments:
Cost of acquisition	(1,238,789)	(2,175,453)
Sales and maturities	2,373,981	1,711,616
Other investing activities	10,659	(28,981)

Net cash used by investing activities	(674,588)	(8,961,973)

Financing activities
Receipts from universal life policies
credited to policyholder account
balances	4,124,722	3,649,932
Return of policyholder account balances
on universal life policies	(4,319,851)	(3,609,006)
Payments on notes payable	(208,400)	(424,183)
Proceeds from notes payable	319,000	150,000
Other financing activities	(636,038)	(350,021)

Net cash used by financing activities	(720,567)	(583,278)

Increase (decrease) in cash and cash
equivalents	2,327,777	(4,143,586)

Cash and cash equivalents at beginning
of period	5,844,281	7,773,597

Cash and cash equivalents at end of period	$ 8,172,058	$ 3,630,011

See accompanying notes.

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE A -- Nature of Operations: Kentucky Investors, Inc. is the holding company of Investors Heritage Life Insurance Company, Investors Heritage Printing, Inc., a printing company, Investors Heritage Financial Services Group, Inc., an insurance marketing company, and is the sole member of At Need Funding, LLC (formerly Family Assignment Services, LLC), a limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies. These entities are collectively hereinafter referred to as the "Company". The operations of Kentucky Investors are principally that of its life insurance company, Investors Heritage Life. The operations of the non-insurance subsidiaries of Kentucky Investors account for less than 2% of the Company's total operations.

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

NOTE B -- Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE C -- Earnings per Share: Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period.

Income	Shares	Per Share
Amount
Three months ended June 30, 2004
Basic EPS
Net income	$ 898,341	1,129,925	$ 0.80
Dilutive effect of common equivalent shares of
stock options	-	5,941	-

Diluted EPS
Net income	$ 898,341	1,135,866	$ 0.79

Three months ended June 30, 2003
Basic EPS
Net income	$ 134,314	1,146,985	$ 0.12
Dilutive effect of common equivalent shares of
stock options	-	6,074	-

Diluted EPS
Net income	$ 134,314	1,153,059	$ 0.12

Income	Shares	Per Share
Amount
Six months ended June 30, 2004
Basic EPS
Net income	$ 761,145	1,132,860	$ 0.67
Dilutive effect of common equivalent shares of
stock options	-	3,012	-

Diluted EPS
Net income	$ 761,145	1,135,872	$ 0.67

Six months ended June 30, 2003
Basic EPS
Net income	$ 472,792	1,146,985	$ 0.41
Dilutive effect of common equivalent shares of
stock options	-	7,615	-

Diluted EPS
Net income loss	$ 472,792	1,154,600	$ 0.41

Pursuant to the Company's stock option and stock appreciation rights plan, there were 66,000 outstanding options, having an exercise price of $23.00 per share as of June 30, 2004. The Company's stock price decreased from $26.55 per share at December 31, 2003 to $26.45 at March 31, 2004 and $24.10 at June 30, 2004. Accordingly, the Company recognized a decrease in stock compensation expense associated with such options of $6,600 and $161,700, respectively, for the three month and six month periods ended June 30, 2004.

NOTE D -- Segment Data: The Company operates in four segments as shown in the following table. All segments include both individual and group insurance. Identifiable revenues and expenses are assigned directly to the applicable segment. Net investment income is generally allocated to the insurance and the corporate segments in proportion to policy liabilities and stockholders' equity, respectively. Corporate segment results for the parent company, Investors Heritage Printing, Inc., Investors Heritage Financial Services Group, Inc. and At Need Funding LLC, after elimination of intercompany amounts, are presented.

Three Months Ended
June 30, 2004	June 30, 2003

Revenues:
Preneed & Burial Products	$ 10,486,103	$11,801,259
Traditional & Universal Life Products	3,030,144	3,135,752
Credit Insurance Products &
Administrative Services	52,087	82,606
Corporate & Other	1,131,083	1,051,118
$ 14,699,417	$16,070,735

Pre-Tax Income (Loss) from Operations:
Preneed & Burial Products	$ 190,362	$ (184,518)
Traditional & Universal Life Products	233,825	9,962
Credit Insurance Products &
Administrative Services	18,797	1,499
Corporate & Other	685,708	361,380
$ 1,128,692	$ 188,323

Six Months Ended
June 30, 2004	June 30, 2003

Revenues:
Preneed & Burial Products	$ 21,465,743	$23,408,043
Traditional & Universal Life Products	5,911,587	6,241,955
Credit Insurance Products &
Administrative Services	88,125	156,869
Corporate & Other	1,714,580	1,740,819
$ 29,180,035	$31,547,686

Pre-Tax Income (Loss) from Operations:
Preneed & Burial Products	$ (271,459)	$ (315,858)
Traditional & Universal Life Products	429,446	383,827
Credit Insurance Products &
Administrative Services	25,248	16,324
Corporate & Other	778,975	549,657
$ 962,210	$ 633,950

NOTE E -- Federal Income Taxes: Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the small life insurance company tax deduction and dividends-received tax deduction.

NOTE F -- Comprehensive Income: The components of comprehensive income, net of related tax, are as follows:

Three Months Ended
June 30, 2004	June 30, 2004
Net income	$ 898,341	$ 134,314
Net unrealized gains (losses) on
available-for-sale securities, net of tax	(820,077)	3,281,827
Comprehensive income	$ 78,264	$ 3,416,141

Six Months Ended
June 30, 2004	June 30, 2003
Net income	$ 761,145	$ 472,792
Net unrealized gains (losses) on
available-for-sale securities, net of tax	(4,576,134)	2,906,379
Comprehensive income (loss)	$(3,814,989)	$ 3,379,171

NOTE G -- Notes Payable: Information relative to the Company's material notes payable at June 30, 2004 is as follows:

	Outstanding	Current	Interest	Interest
Description	Principal	Interest Rate	Expense	Paid
Fifth Third Bank Note	$3,000,000	3.5%	$53,375	$49,292
Cherokee National Note	4,000,000	4.0%	80,000	80,000
At Need Funding Line of
Credit	450,000	4.0%	6,337	6,508
Fifth Third Bank Note	1,621,730	3.0%	25,515	26,009
Farmers Bank Line of
Credit	45,001	3.0%	670	670
Chrysler Financial	27,224	0.0%	0	0

NOTE H -- Employee Benefit Plans: The Company participates in a noncontributory retirement plan which covers substantially all employees. Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service. Benefits are funded based on actuarially-determined amounts.

The following table provides the components of the net periodic benefit cost:

	Three Months Ended
	June 30, 2004	June 30, 2003
Service cost	$ 80,392	$ 92,176
Interest cost	160,877	164,623
Expected return on plan assets	(153,075)	(163,955)
Amortization of prior service cost	(5,264)	(8,776)
Amortization of net loss	41,130	35,260
Net periodic benefit cost	$ 124,060	$ 119,328

	Six Months Ended
	June 30, 2004	June 30, 2003
Service cost	$ 160,783	$ 184,352
Interest cost	321,754	329,247
Expected return on plan assets	(306,150)	(327,910)
Amortization of prior service cost	(10,529)	(17,552)
Amortization of net loss	82,260	70,521
Net periodic benefit cost	$ 248,118	$ 238,658

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $540,000 to its pension plan in 2004. As of June 30, 2004, $270,000 had been contributed. The Company presently anticipates contributing an additional $270,000 to fund its pension plan in 2004.

NOTE I -- Unusual or Infrequent Events: The Company recognized approximately $226,000 in miscellaneous income arising from the death proceeds payable to the Company as owner and beneficiary of a life insurance policy carried on a previous member of management.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Kentucky Investors is incorporated under the laws of the Commonwealth of Kentucky and wholly owns Investors Heritage Life Insurance Company, a life insurance company also incorporated under the laws of the Commonwealth of Kentucky. Kentucky Investors also wholly owns Investors Heritage Financial Services Group, Inc., a Kentucky insurance marketing company which was formed in 1994, Investors Heritage Printing, Inc., a Kentucky printing company that provides printing to Investors Heritage Life and other unaffiliated parties, and is the sole member of At Need Funding, LLC, (formerly Family Assignment Services, LLC), a Kentucky limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies.

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

While the Company continues to expand the operations of Investors Heritage Financial, Investors Heritage Printing and At Need Funding, less than 2% of the Company's total operations were generated by those subsidiaries. As expected, more than 10% of Investors Heritage Financial's revenues during the second quarter 2004 were derived from the sale of Investors Heritage Life's credit insurance products. During the second quarter of 2004, the Company received dividends from Investors Heritage Financial and Investors Heritage Printing in the amount of $119,500 and $-0-, respectively. The Company anticipates dividend payments from Investors Heritage Financial and Investors Heritage Printing during the third quarter in 2004.

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

Investment in Fixed Maturities, Equity Securities and Mortgage Loans

The Company holds fixed maturities and equity interests in a variety of companies. Additionally, the Company originates, underwrites and manages mortgage loans. The Company continuously evaluates all of its investments based on current economic conditions, credit loss experience and other developments. The Company evaluates the difference between the cost/amortized cost and estimated fair value of its investments to determine whether any decline in value is temporary or other-than-temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in shareholders' equity. If a decline in a security's fair value is considered to be other-than-temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated statements of income.

The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes management's judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future adverse changes in market conditions, poor operating results of underlying investments and defaults on mortgage loan payments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future.

Deferred Acquisition Costs

At June 30, 2004, the balance of our deferred acquisition costs was $23,560,000 compared to $23,298,000 at December 31, 2003. The recovery of these costs is dependent on the future profitability of the related business. Periodically, we evaluate the recoverability of the unamortized balance of the deferred acquisition costs. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is immediately charged to amortization expense. The assumptions we use to amortize and evaluate the recoverability of the deferred acquisition costs involve significant judgment. A significant revision to these assumptions will impact future financial results.

Policy Liabilities

Establishing liabilities for the Company's long-duration insurance contracts requires various assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing, and operating expense levels. The Company evaluates historical experience for these factors when assessing the need for changing current assumptions. However, since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial estimates and judgment are required. Accordingly, if actual experience emerges differently from that assumed, material financial statement adjustments could be required.

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

The Company has not had any material changes in its debt agreements since December 31, 2003. The Company and Investors Heritage Life will continue to explore various opportunities including corporate reorganizations, acquisitions and purchasing blocks of business from other companies, which may dictate an additional need for either long-term or short-term debt.

Investors Heritage Life has maintained a sound, conservative investment strategy. At June 30, 2004, 87.5% of invested assets consisted of fixed income public bonds compared to 87.4% at December 31, 2003. Fixed income assets are managed by Conning Asset Management Company, an independent portfolio manager.

Additionally, Investors Heritage Life also engages in commercial and residential mortgage lending with approximately 96.1% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At June 30, 2004, 7.7% of invested assets consisted of mortgage loans compared to 7.9% at December 31, 2003. Management anticipates funding several new mortgage loan investments during the remainder of 2004 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets.

Investors Heritage Life's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At June 30, 2004 and December 31, 2003, Investors Heritage Life's fixed income investments were 100% investment grade as rated by Standard & Poor's. None of Investors Heritage Life's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

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

The assessment of whether a decline in fair value is considered temporary or other than temporary includes management's judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future impairment charges could be material to the results of operations of the Company. The amount of impairment charge before tax was $-0- in the second quarter of 2004, compared to $300,000 in the second quarter of 2003, and $-0- and $300,000 for the first six months of 2004 and 2003, respectively.

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

Results of Operations

Total premium income (net of reinsurance) for the second quarter 2004 decreased 12.8% when compared to the second quarter of 2003 and decreased 9.5% for the first six months of 2004 when compared to the same period in 2003. The decrease was primarily due to lower sales in the pre-need segment. Net investment income for the second quarter 2004 compared to the second quarter of 2003 increased 0.6% and decreased 2.0% for the first six months of 2004 when compared to the same period in 2003. The overall change is primarily due to lower yield rates on new asset purchases which have impacted the rate of return on our investment portfolio. Overall revenue for the second quarter 2004 decreased 8.5% when compared to the second quarter of 2003 and decreased 7.5% for the first six months of 2004 when compared to the same period in 2003.

Total Benefits and Expenses were 14.6% lower in the second quarter of 2004 when compared to the same quarter of 2003 and 8.7% lower for the first six months of 2004 when compared to the same period of 2003, primarily due to lower premium production in pre-need sales and the implementation of several cost containment measures. After providing for federal income taxes, the Company's Net Income was $761,145 with Earnings per share of $0.67 for the first six months of 2004 as compared to Net Income of $472,792 and Earnings per share of $0.41 for the same period in 2003.

A dividend of $0.38 per share was paid April 14, 2004, to shareholders of record on March 26, 2004.

Business Segments

Management internally evaluates the performance of Investors Heritage Life operations by the following business segments:

Preneed & Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were 11.1% lower for the second quarter of 2004 when compared to the same period of 2003 and 8.3% lower in the first six months of 2004 when compared to the same period of 2003. The decrease is due primarily to increased competition in the marketplace and an uncertain economic environment. Pre-Tax Income (Loss) from Operations for the second quarter 2004 was $190,362 compared to $(184,518) for the same period for 2003 and $(271,459) for the first six months of 2004 compared to $(315,858) for the same period for 2003. The Company's new product series introduced in 2003 is showing signs of improving product profitability and offsetting the losses resulting on our previously sold preneed products. Investors Heritage Life plans to continue its expansion of territory and recruitment of agents in the Preneed and Burial insurance market.

Traditional & Universal Life Products include traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were 3.4% lower for the second quarter of 2004 when compared to the second quarter of 2003 and 5.3% lower for the first six months of 2004 when compared to the same period in 2003. Revenues on this segment are primarily derived from the sales of term insurance products through banks, which has been lower due to less loan demand. Sales have also slowed recently due to new federal banking guidelines regarding predatory lending and the sale of credit insurance in conjunction with a real estate mortgage. In addition, several states, including Kentucky, have enacted or are considering predatory lending laws that prohibit the financing of single premium credit insurance as part of a real estate mortgage transaction. Pre-Tax Income from Operations for the first six months of 2004 was 11.9% higher than for the first six months of 2003 primarily because of general insurance expense savings and better than anticipated mortality. Effective January 1, 2004, the Company lowered its maximum retention level from $100,000 to $25,000 per life. It is anticipated that this new retention level will stabilize earnings fluctuations in this segment.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident & health insurance products. Revenues for 2004 were $52,087 for the second quarter compared to $82,606 for the same period for 2003 and $88,125 for the first six months of 2004 compared to $156,869 for the same period in 2003. Pre-Tax Income from Operations was $18,797 for the second quarter of 2004 compared to $1,499 for the second quarter of 2003 and $25,248 for the first six months of 2004 compared to $16,324 for the same period in 2003. The revenues and income on the credit insurance line are directly affected by consumer loan demand. While the potential always exists for a slowdown in credit insurance sales due to decreased loan demand, sales have slowed recently due to new federal banking guidelines regarding predatory lending and the sale of credit insurance in conjunction with a real estate mortgage. In additional, several states, including Kentucky, have enacted or are considering predatory lending laws that prohibit the financing of single premium credit insurance as part of a real estate mortgage transaction. Overall income is higher for the six month period because of the increased service fees generated on earned premiums. All of the related underwriting risk currently produced is being reinsured 100% with highly-rated life companies.

Corporate & Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. Revenues were 7.6% higher and Pre-Tax Income from Operations was 89.7% higher for the second quarter of 2004 when compared to the second quarter 2003. Revenues were 1.5% lower for the first six months of 2004 compared to the same period in 2003 and Pre-Tax Income from Operations was 41.7% higher for the first six months of 2004 when compared to the same period in 2003. The increases in pre-tax income for the second quarter in 2004 are primarily due to income of $226,000 recognized arising from a death benefit received by the Company on a company owned life policy covering a former member of management as well as a reduction in stock compensation cost for a decline in the value of Company stock options.

Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 20.9% at June 30, 2004 compared to 25.4% for June 30, 2003. The decrease in the effective tax rate is due primarily to the differences between book and tax reserve bases arising from our section 807(f) tax election. In addition, there were permanent differences in the current tax resulting from the death benefit received by the Company on a company owned life policy as well as a reduction in stock compensation cost for a decline in the value of Company stock options.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant or material changes in the Company's market risks since December 31, 2003. Measuring market risk is a key function of our asset/liability management process. To test financial risk and investment strategy, the Company performs an asset adequacy analysis each year. Dynamic models of both assets and liabilities are created to project financial results under several shifts in the current interest rate environment. Results show that the Company's exposure to a relative 10% increase or decrease in the interest rates prevalent at December 31, 2003 is a net loss of less than $500,000. This analysis is not performed on a quarterly basis.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls over financial reporting during this most recent quarter or subsequent to the date the Company carried out its evaluation.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 11, 2004, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on Investors Heritage Life's or the Company's financial condition or results of operations.

ITEM 2. Changes in Securities and Use of Proceeds and Issuer Purchases

No share repurchases were made pursuant to a publicly announced plan or program. All share repurchases were shares tendered by employees as part of the Company's 401(k) plan.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the stockholders was held May 13, 2004 at 11:00 a.m.
The purpose of the meeting was to elect directors.

(b) Three (3) directors were elected to hold office for a term of three (3) years or until their successors are duly elected and qualified.

The following individuals were elected for a term of three (3) years and the number of votes cast were as follows

Gordon C. Duke - Number of Votes Cast FOR - 906,930.73; WITHHELD -
1,240.32

Harry Lee Waterfield II - Number of Votes Cast FOR - 904,305.77; WITHHELD -
3,865.28

Michael F. Dudgeon, Jr. - Number of Votes Cast FOR - 904,045.45; WITHHELD -
4,125.60

The other directors whose terms will continue after the meeting are:

Helen S. Wagner
David W. Reed
Harold G. Doran
Howard L. Graham
Robert M. Hardy, Jr.
Dr. Jerry F. Howell, Jr.

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

a) Exhibits

No exhibits were filed for the quarter ended June 30, 2004.

b) Reports on form 8-K

None

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.

BY: /s/Harry Lee Waterfield II
DATE: August 11, 2004	President

BY: /s/Raymond L. Carr
DATE: August 11, 2004	Vice President - Chief Financial Officer