Form 10-Q
period 2004-09-30
KENTUCKY INVESTORS INC
filed 2004-11-15
CIK 55362

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC

FORM 10-Q

QUARTERLY REPORT
Under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2004

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

Number of outstanding shares as of September 30, 2004 - 1,129,924.72

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

CONTENTS

PART I - FINANCIAL INFORMATION

		Page
ITEM 1.	Consolidated Financial Statements	3
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20
ITEM 4.	Controls and Procedures	20

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

KENTUCKY INVESTORS, INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2004	December 31, 2003
Assets
Investments
Securities available for sale, at fair
value:
Fixed maturities (amortized cost
2004-$269,568,083; 2003 -
$265,097,987)	$287,550,049	$284,531,244
Equity securities (cost: 2004 -
$4,997,915; 2003 - $4,997,915)	5,955,159	5,872,424
Mortgage loans on real estate	24,478,146	25,749,708
Other long term investments	750,957	557,461
Short term investments	884,399	813,000
Policy loans	7,522,699	7,918,258

Total investments	327,141,409	325,442,095

Cash and cash equivalents	3,084,645	5,844,281
Due and deferred premiums	4,251,882	4,441,828
Deferred acquisition costs	22,800,044	23,298,369
Present value of future profits	414,033	482,721
Leased property under capital leases	138,415	227,822
Other assets	20,216,658	9,272,869
Amounts recoverable from reinsurers	58,492,712	60,465,147
Total assets	$436,539,798	$429,475,132

Liabilities and Stockholders' Equity
Liabilities
Policy liabilities
Benefit reserves	$331,968,629	$335,604,439
Unearned premium reserves	15,803,097	17,014,697
Other policyholders' funds	3,699,911	3,728,729
Total policy liabilities	351,471,637	356,347,865
Federal income taxes	9,530,898	9,673,564
Obligations under capital leases	134,939	224,628
Notes payable	8,915,444	9,033,355
Other liabilities	16,158,434	4,041,199

Total liabilities	386,211,352	379,320,611

Stockholders' Equity
Common Stock (shares issued:
2004 - 1,129,925, 2003 -
1,136,361)	1,129,925	1,136,361
Paid-in surplus	8,549,970	8,549,970
Accumulated other comprehensive
income	11,506,539	12,139,714
Retained earnings	29,142,012	28,328,476

Total stockholders' equity	$ 50,328,446	$ 50,154,521

Total liabilities and stockholders'
equity	$436,539,798	$429,475,132

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended September 30
	2004	2003
REVENUES

Premiums and other considerations	$ 9,125,243	$10,699,479
Investment income, net of expenses	4,647,233	4,386,931
Realized gain on investments, net	2,050	343,948
Other income	276,080	243,853

Total revenues	$14,050,606	$15,674,211

BENEFITS AND EXPENSES

Death and other policyholder benefits	14,255,743	8,092,330
Guaranteed annual endowments	148,037	153,555
Dividends to policyholders	137,782	170,111
Increase (decrease) in benefit reserves
and unearned premiums	(4,438,301)	3,445,070
Amortization of deferred acquisition
costs, net	278,720	365,997
Commissions	611,571	820,692
Other insurance expenses	2,321,643	2,909,933

Total benefits and expenses	$13,315,195	$15,957,688

Income (loss) from operations before
federal income tax	$ 735,411	$ (283,477)

Provision (benefit) for income taxes:
Current	$ 15,418	$ (178,081)
Deferred	38,000	102,000

	$ 53,418	$ (76,081)

Net income (loss)	$ 681,993	$ (207,396)
Earnings per share, basic and diluted	$ 0.60	$ (0.18)

Dividends per share	$ 0.00	$ 0.00

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Nine Months Ended September 30
	2004	2003
REVENUES

Premiums and other considerations	$28,341,874	$31,932,317
Investment income, net of expenses	13,690,102	13,617,978
Realized gain on investments, net	156,351	869,028
Other income	1,042,314	802,574

Total revenues	$43,230,641	$47,221,897

BENEFITS AND EXPENSES

Death and other policyholder benefits	33,296,340	24,971,581
Guaranteed annual endowments	506,940	518,703
Dividends to policyholders	501,047	535,485
Increase (decrease) in benefit reserves
and unearned premiums	(2,730,773)	8,775,856
Amortization of deferred acquisition
costs, net	907,525	763,588
Commissions	1,930,072	2,655,419
Other insurance expenses	7,121,869	8,650,792

Total benefits and expenses	$41,533,020	$46,871,424

Income from operations before
federal income tax	$ 1,697,621	$ 350,473

Provision for income taxes:
Current	$ 47,483	$ 44,077
Deferred	207,000	41,000

	$ 254,483	$ 85,077

Net income	$ 1,443,138	$ 265,396
Earnings per share, basic and diluted	$ 1.27	$ 0.23

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Nine Months Ended September 30
	2004	2003

Net cash provided by operating activities	$ 1,402,647	$ 9,552,300

Investing activities
Securities available-for-sale:
Purchases	(26,421,743)	(63,780,653)
Sales and maturities	21,799,264	54,081,908
Other investments:
Cost of acquisition	(1,932,481)	(3,688,420)
Sales and maturities	3,334,707	3,215,695
Other investing activities	35,712	(256,012)

Net cash used by investing activities	(3,184,541)	(10,427,482)

Financing activities
Receipts from universal life policies
credited to policyholder account
balances	6,008,518	5,873,353
Return of policyholder account balances
on universal life policies	(6,232,310)	(5,773,247)
Payments on notes payable	(561,911)	(625,726)
Proceeds from notes payable	444,000	214,042
Other financing activities	(636,039)	(303,484)

Net cash used by financing activities	(977,742)	(615,062)

Decrease in cash and cash
equivalents	(2,759,636)	(1,490,244)

Cash and cash equivalents at beginning
of period	5,844,281	7,773,597

Cash and cash equivalents at end of period	$ 3,084,645	$ 6,283,353

See accompanying notes.

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE A - Nature of Operations: Kentucky Investors, Inc. is the holding company of Investors Heritage Life Insurance Company, Investors Heritage Printing, Inc., a printing company, Investors Heritage Financial Services Group, Inc., an insurance marketing company, and is the sole member of At Need Funding, LLC, a limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies. These entities are collectively hereinafter referred to as the "Company". The operations of Kentucky Investors are principally that of its life insurance company, Investors Heritage Life. The operations of the non-insurance subsidiaries of Kentucky Investors account for less than 2% of the Company's total operations.

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

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003, as included in the Company's Annual Report on Form 10-K.

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

Income	Shares	Per Share
Amount
Three months ended September 30, 2004
Basic EPS
Net income	$ 681,993	1,129,925	$ 0.60
Dilutive effect of common equivalent shares of
stock options	-	3,012	-

Diluted EPS
Net income	$ 681,993	1,132,937	$ 0.60

Three months ended September 30, 2003
Basic EPS
Net loss	$ (207,396)	1,148,510	$ (0.18)
Dilutive effect of common equivalent shares of
stock options	-	-	-

Diluted EPS
Net loss	$ (207,396)	1,148,510	$ (0.18)

Income	Shares	Per Share
Amount
Nine months ended September 30, 2004
Basic EPS
Net income	$ 1,443,138	1,131,874	$ 1.27
Dilutive effect of common equivalent shares of
stock options	-	3,012	-

Diluted EPS
Net income	$ 1,443,138	1,134,886	$ 1.27

Nine months ended September 30, 2003
Basic EPS
Net income	$ 265,396	1,148,510	$ 0.23
Dilutive effect of common equivalent shares of
stock options	-	9,778	-

Diluted EPS
Net income loss	$ 265,396	1,158,288	$ 0.23

Pursuant to the Company's stock option and stock appreciation rights plan, there were 66,000 outstanding options, having an exercise price of $23.00 per share as of September 30, 2004. The Company's stock price decreased from $26.55 per share at December 31, 2003 to $24.10 at September 30, 2004. Accordingly, the Company recognized a decrease in stock compensation expense associated with such options of $161,700 for the nine month period ended September 30, 2004.

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

Three Months Ended
September 30, 2004	September 30, 2003

Revenues:
Preneed & Burial Products	$10,620,866	$12,004,079
Traditional & Universal Life Products	2,859,449	2,746,014
Credit Insurance Products &
Administrative Services	45,086	78,474
Corporate & Other	525,205	845,644
$14,050,606	$15,674,211

Pre-Tax Income (Loss) from Operations:
Preneed & Burial Products	$ 602,617	$ (397,587)
Traditional & Universal Life Products	174,841	(184,079)
Credit Insurance Products &
Administrative Services	10,947	6,218
Corporate & Other	(52,994)	291,971
$ 735,411	$ (283,477)

Nine Months Ended
September 30, 2004	September 30, 2003

Revenues:
Preneed & Burial Products	$32,086,609	$35,412,122
Traditional & Universal Life Products	8,771,036	8,987,969
Credit Insurance Products &
Administrative Services	133,211	235,343
Corporate & Other	2,239,785	2,586,463
$43,230,641	$47,221,897

Pre-Tax Income (Loss) from Operations:
Preneed & Burial Products	$ 331,158	$ (713,445)
Traditional & Universal Life Products	604,287	199,748
Credit Insurance Products &
Administrative Services	36,195	22,542
Corporate & Other	725,981	841,628
$ 1,697,621	$ 350,473

NOTE E - Federal Income Taxes: Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the small life insurance company tax deduction and dividends-received tax deduction. Other factors affecting this difference during the nine month period include the following non taxable events: a death benefit received by the Company on a company owned life insurance policy; a decrease in stock compensation expense associated with the Company's stock option plan relative to a decline in the value of Company stock options; and the release of the Company's previously non taxable self insurance reserve.

NOTE F - Comprehensive Income: The components of comprehensive income, net of related tax, are as follows:

Three Months Ended
September 30, 2004	September 30, 2003
Net income (loss)	$ 681,993	$ (207,396)
Net unrealized gains (losses) on
available-for-sale securities, net of tax	3,942,959	(3,590,451)
Comprehensive income (loss)	$ 4,624,952	$ (3,797,847)

Nine Months Ended
September 30, 2004	September 30, 2003
Net income	$ 1,443,138	$ 265,396
Net unrealized losses on
available-for-sale securities, net of tax	(633,175)	(684,072)
Comprehensive income (loss)	$ 809,963	$ (418,676)

NOTE G - Notes Payable: Information relative to the Company's material notes payable at September 30, 2004 is as follows:

	Outstanding	Current	Interest	Interest
Description	Principal	Interest Rate	Expense	Paid
Fifth Third Bank Note	$3,000,000	4.25%	$ 83,438	$ 77,896
Cherokee National Note	4,000,000	4.75%	122,556	122,500
At Need Funding Line of
Credit	336,000	4.75%	11,454	11,658
Fifth Third Bank Note	1,553,924	3.75%	39,295	39,203
Farmers Bank Line of
Credit	1	3.75%	782	816
Chrysler Financial	25,519	-%	-	-

NOTE H - Employee Benefit Plans: The Company participates in a noncontributory retirement plan which covers substantially all employees. Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service. Benefits are funded based on actuarially-determined amounts.

The following table provides the components of the net periodic benefit cost:

	Three Months Ended
	September 30, 2004	September 30, 2003
Service cost	$ 80,391	$ 92,175
Interest cost	160,876	164,624
Expected return on plan assets	(153,075)	(163,955)
Amortization of prior service cost	(5,265)	(8,775)
Amortization of net loss	41,129	35,261
Net periodic benefit cost	$ 124,056	$ 119,330

	Nine Months Ended
	September 30, 2004	September 30, 2003
Service cost	$ 241,174	$ 276,527
Interest cost	482,630	493,871
Expected return on plan assets	(459,225)	(491,865)
Amortization of prior service cost	(15,794)	(26,327)
Amortization of net loss	123,389	105,782
Net periodic benefit cost	$ 372,174	$ 357,988

Effective August 10, 2004, the Company cash surrendered its deposit administration fund, which was the most significant component of plan assets, held with Investors Heritage and invested these proceeds with an outside advisor in a diversified pension portfolio predominantly including equity securities and bonds.

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $540,000 to its pension plan in 2004. As of September 30, 2004, $405,000 had been contributed. The Company presently anticipates contributing an additional $135,000 to fund its pension plan in 2004.

NOTE I - Investments: During the third quarter of 2004, the Company began participating in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded in other assets, with an offsetting liability recorded in other liabilities to account for the Company's obligation to return the collateral. The Company obtains collateral in an amount equal to 102% of the fair value of domestic securities loaned, monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary. At September 30, 2004, fixed income securities with a carrying value of $11,940,000 were on loan under this agreement. Income earned relative to this program was $4,315 for the period ended September 30, 2004.

NOTE J - Unusual or Infrequent Events: During June 2004, the Company recognized approximately $226,000 in miscellaneous income arising from the death proceeds payable to the Company as owner and beneficiary of a life insurance policy carried on a previous member of management.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Kentucky Investors is incorporated under the laws of the Commonwealth of Kentucky and wholly owns Investors Heritage Life Insurance Company, a life insurance company also incorporated under the laws of the Commonwealth of Kentucky. Kentucky Investors also wholly owns Investors Heritage Financial Services Group, Inc., a Kentucky insurance marketing company which was formed in 1994, Investors Heritage Printing, Inc., a Kentucky printing company that provides printing to Investors Heritage Life and other unaffiliated parties, and is the sole member of At Need Funding, LLC, a Kentucky limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies.

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

While the Company continues to expand the operations of Investors Heritage Financial, Investors Heritage Printing and At Need Funding, less than 2% of the Company's total operations were generated by those subsidiaries. As expected, more than 10% of Investors Heritage Financial's revenues during the second quarter 2004 were derived from the sale of Investors Heritage Life's credit insurance products. During the third quarter of 2004, the Company received dividends from Investors Heritage Financial in the amount of $40,000. The Company anticipates dividend payments from Investors Heritage Financial during the fourth quarter in 2004.

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

Investment in Fixed Maturities, Equity Securities and Mortgage Loans

The Company holds fixed maturities and equity interests in a variety of companies. Additionally, the Company originates, underwrites and manages mortgage loans. The Company continuously evaluates all of its investments based on current economic conditions, credit loss experience and other developments. The Company evaluates the difference between the cost/amortized cost and estimated fair value of its investments to determine whether any decline in value is temporary or other-than-temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in shareholders' equity. If a decline in a security's fair value is considered to be other-than-temporary and the Company has the intent and ability to hold the security until it recovers, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated statements of income.

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

Deferred Acquisition Costs

At September 30, 2004, the balance of our deferred acquisition costs was $22,800,000 compared to $23,298,000 at December 31, 2003. The recovery of these costs is dependent on the future profitability of the related business. Periodically, we evaluate the recoverability of the unamortized balance of the deferred acquisition costs. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is immediately charged to amortization expense. The assumptions we use to amortize and evaluate the recoverability of the deferred acquisition costs involve significant judgment. A significant revision to these assumptions will impact future financial results.

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

Investors Heritage Life has maintained a sound, conservative investment strategy. At September 30, 2004, 87.9% of invested assets consisted of fixed income public bonds compared to 87.4% at December 31, 2003. Fixed income assets are managed by Conning Asset Management Company, an independent portfolio manager.

During the third quarter of 2004 the Company began participating in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded in other assets, with an offsetting liability recorded in other liabilities to account for the Company's obligation to return the collateral.

Additionally, Investors Heritage Life also engages in commercial and residential mortgage lending with approximately 97.8% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At September 30, 2004, 7.5% of invested assets consisted of mortgage loans compared to 7.9% at December 31, 2003. Management anticipates funding several new mortgage loan investments during the remainder of 2004 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets.

Investors Heritage Life's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At September 30, 2004 and December 31, 2003, Investors Heritage Life's fixed income investments were 100% investment grade as rated by Standard & Poor's. None of Investors Heritage Life's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

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

The Company continuously evaluates all of its investments based on current economic conditions, credit loss experience and other developments. The Company evaluates the difference between the cost/amortized cost and estimated fair value of its investments to determine whether a decline in value is temporary or other than temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in shareholders' equity. If a decline in a security's fair value is considered to be other than temporary and the Company has the intent and ability to hold the security until it recovers, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated statements of income.

The assessment of whether a decline in fair value is considered temporary or other than temporary includes management's judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future impairment charges could be material to the results of operations of the Company. The amount of impairment charge before tax was $-0- in the third quarter of 2004 and 2003, and $-0- and $300,000 for the first nine months of 2004 and 2003, respectively.

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

Results of Operations

Total premium income (net of reinsurance) for the third quarter 2004 decreased 14.7% when compared to the third quarter of 2003 and decreased 11.2% for the first nine months of 2004 when compared to the same period in 2003. The decrease was primarily due to lower sales in the pre-need segment. Net investment income increased 5.9% for the third quarter 2004 compared to the third quarter of 2003 and increased 0.5% for the first nine months of 2004 when compared to the same period in 2003. The increase is primarily due to a larger asset base, however lower yield rates on new asset purchases have impacted the rate of return on our investment portfolio. Overall revenue for the third quarter 2004 decreased 10.4% when compared to the third quarter of 2003 and decreased 8.5% for the first nine months of 2004 when compared to the same period in 2003.

Total Benefits and Expenses were 16.6% lower in the third quarter of 2004 when compared to the same quarter of 2003 and 11.4% lower for the first nine months of 2004 when compared to the same period of 2003, primarily due to lower premium production in pre-need sales and the implementation of several cost containment measures. After providing for federal income taxes, the Company's Net Income was $1,443,138 with Earnings per share of $1.27 for the first nine months of 2004 as compared to Net Income of $265,396 and Earnings per share of $0.23 for the same period in 2003.

A dividend of $0.38 per share was paid April 14, 2004, to shareholders of record on March 26, 2004.

Business Segments

Management internally evaluates the performance of Investors Heritage Life operations by the following business segments:

Preneed & Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were 11.5% lower for the third quarter of 2004 when compared to the same period of 2003 and 9.4% lower in the first nine months of 2004 when compared to the same period of 2003. The decrease is due primarily to increased competition in the marketplace and an uncertain economic environment. Pre-Tax Income (Loss) from Operations for the third quarter 2004 was $602,617 compared to $(397,587) for the same period for 2003 and $331,158 for the first nine months of 2004 compared to $(713,445) for the same period for 2003. The implementation of several cost containment measures have resulted in lower general expenses. Also, the Company's new product series introduced in 2003 has improved product profitability and has helped to offset the losses resulting on our previously sold preneed products. Investors Heritage Life plans to continue its expansion of territory and recruitment of agents in the Preneed and Burial insurance market.

Traditional & Universal Life Products include traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were 4.1% higher for the third quarter of 2004 when compared to the third quarter of 2003 and 2.4% lower for the first nine months of 2004 when compared to the same period in 2003. Revenues on this segment are primarily derived from the sales of term insurance products through banks, which has been lower during 2004 due to less loan demand. Sales have also slowed due to new federal banking guidelines regarding predatory lending and the sale of credit insurance in conjunction with a real estate mortgage. In addition, several states, including Kentucky, have enacted or are considering predatory lending laws that prohibit the financing of single premium credit insurance as part of a real estate mortgage transaction. Pre-Tax Income from Operations for the first nine months of 2004 was $604,287 compared to $199,748 for the same period for 2003 primarily because of general insurance expense savings and better than anticipated mortality. Effective January 1, 2004, the Company lowered its maximum retention level from $100,000 to $25,000 per life. This new retention level has already helped to stabilize earnings fluctuations in this segment.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident & health insurance products. Revenues were $45,086 for the third quarter of 2004 compared to $78,474 for the same period for 2003 and $133,211 for the first nine months of 2004 compared to $235,343 for the same period in 2003. Pre-Tax Income from Operations was $10,947 for the third quarter of 2004 compared to $6,218 for the third quarter of 2003 and $36,195 for the first nine months of 2004 compared to $22,542 for the same period in 2003. The revenues and income on the credit insurance line have been affected by the same factors that affect the Traditional & Universal Life products discussed above including consumer loan demand, new federal banking guidelines enacted or being considered by states, and expense savings within the Company. Overall income is higher for the nine month period because of the increased service fees generated on earned premiums. All of the related underwriting risk currently produced is being reinsured 100% with highly-rated life companies.

Corporate & Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. Revenues were 37.9% lower and Pre-Tax Income from Operations was 118.2% lower for the third quarter of 2004 when compared to the third quarter 2003. Revenues were 13.4% lower for the first nine months of 2004 compared to the same period in 2003 and Pre-Tax Income from Operations was 13.7% lower for the first nine months of 2004 when compared to the same period in 2003. The decreases in revenue and pre-tax income for the third quarter in 2004 are primarily due to lower realized gains from the sale of investments in 2004 as compared to 2003.

Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 15.0% for the nine months ended September 30, 2004 compared to 24.3% for the nine months ended September 30, 2003. The decrease in the effective tax rate is due primarily to the differences between book and tax reserve bases arising from the Company's section 807(f) tax election. In addition, there were permanent differences in the current tax resulting from the death benefit received by the Company on a company owned life policy, a reduction in stock compensation cost for a decline in the value of Company stock options, as well as the release of the Company's previously non taxable self insurance reserve.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 11, 2004, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on Investors Heritage Life's or the Company's financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

No share repurchases were made pursuant to a publicly announced plan or program. All share repurchases were shares tendered by employees as part of the Company's 401(k) plan.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

a) Exhibits

No exhibits were filed for the quarter ended September 30, 2004.

b) Reports on form 8-K

None

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.

BY: /s/
Harry Lee Waterfield II
DATE: November 11, 2004	President

BY: /s/
Raymond L. Carr
DATE: November 11, 2004	Vice President - Chief Financial Officer