Form 10-K
period 2004-12-31
KENTUCKY INVESTORS INC
filed 2005-03-25
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

COMMISSION FILE NUMBER 0-1999

KENTUCKY INVESTORS, INC.

(Exact name of registrant as specified in Charter)

KENTUCKY	61-6030333
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

200 Capital Avenue, Frankfort, Kentucky 40601
(Address of Principal Executive Offices)

Registrant's telephone number, including area code 502-223-2361

Securities registered pursuant to Section 12(b) of the Act: None

Name of Each Exchange on Which Registered
None

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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant $13,419,085.50 as of December 31, 2004

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class
Common Capital Stock

Outstanding at December 31, 2004
1,099,665.72

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 2004 (Form 10-K, Items 1, 5a, 6, 7, 7a, 8 and 15)

(2) Portions of the Proxy Statement dated April 15, 2005, for the Annual Meeting of Stockholders to be held May 12, 2005 (Form 10-K, Items 10, 11, 12, 13 and 14.)

PART I

Item 1. Business

(a) Business Overview

Kentucky Investors, Inc. is the holder of 100% of the outstanding common stock of a life insurance company, a printing company and an insurance marketing company and is the sole member of a Kentucky limited liability company.

Kentucky Investors owns 100% of Investors Heritage Life Insurance Company, Investors Heritage Printing, Inc. and Investors Heritage Financial Services Group, Inc. Kentucky Investors is the sole member of At Need Funding, LLC (formerly "Family Assignment Services, LLC"), a Kentucky limited liability corporation. We will be referring to Investors Heritage Printing, Investors Heritage Financial and At Need Funding as the "Non-insurance Subsidiaries". We will be referring to Investors Heritage Life, Investors Heritage Printing, Investors Heritage Financial and At Need Funding as the "Subsidiaries". We will also be referring to Kentucky Investors and its subsidiaries as the "Company".

Investors Heritage Life owns 96% of Investors Underwriters, Inc., an investment holding company. While the Non-insurance Subsidiaries continue to expand, less than 2% of Kentucky Investors' total operations were generated by the Non-insurance Subsidiaries for the year ended December 31, 2004. The Non-insurance Subsidiaries' total assets and stockholder equity comprised less than 1% in the aggregate of the Kentucky Investors' reported total assets and stockholder equity as of December 31, 2004.

Investors Heritage Financial markets Investors Heritage Life's credit insurance and mortgage redemption products and also markets a variety of products to financial institutions for a number of other unaffiliated companies.

(b) Financial Information About Business Segments

Investors Heritage Life

The business segments of Investors Heritage Life are identified and discussed on Schedule III, Supplementary Insurance Information and on pages 40-41 of the Annual Report to Stockholders for the year ended December 31, 2004 and are incorporated herein by reference. Investors Heritage Life offers a portfolio of the standard forms of participating, non-participating, whole life, limited pay, endowments, split-funding, interest-sensitive whole life, guaranteed issue whole life, universal life, term and group life. In addition, Investors Heritage Life writes credit life and credit accident and health insurance (collectively "Credit Insurance") on a group basis.

Ordinary Production. The business segments for ordinary production are Preneed and Burial products ("Preneed") and Traditional and Universal Life products ("Traditional"). Ordinary in force accounts for 36% of total in force business. Investors Heritage Life is working diligently to increase ordinary product sales. The largest increase in this area over the last several years has been the Preneed and Burial products sales in the final expense and preneed funeral markets. Final expense sales include the sale of small face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. Preneed funeral sales include the sale of modal multiple premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract.

Although Preneed sales were down 18.6% for the year 2004, Investors Heritage Life strives to continue to improve its marketing capability in this area. This decline is primarily due to the uncertain economic environment, which has hampered disposable income among our customer base, and increased competition in the market place.

Despite the production decline in this segment, our efforts and strategy to continue a successful ordinary insurance operation hinge on continuing to provide solid products and outstanding administrative service and on the personal relationships developed and fostered each year. In 2003, the Legacy 2000 product series was replaced with the new Legacy Protector and Legacy Preferred products for both the single premium as well as the multi-pay policies. Performance of this new product series is in line with expectations and has improved product profitability in this segment. Our Preneed and Burial product sales are generated primarily through independent funeral homes in fourteen states.

Credit Insurance Products and Administrative Services ("Credit"). Investors Heritage Life has sold Credit Insurance since 1966. Since 1996, Investors Heritage Financial has marketed Investors Heritage Life's Credit Insurance products and will continue to do so in 2004. All of the risk on Credit Insurance policies sold by Investors Heritage Life has been and will continue to be reinsured with larger, highly rated companies. Currently, Investors Heritage Life has reinsurance agreements with Munich American Reassurance Company ("Munich") and RBC Reinsurance (Ireland) Ltd. Effective January 1, 2005, Scottish Re (U.S.), Inc. replaced Munich American as a reinsurer for new business in this line. For the last several years, Investors Heritage Financial has been marketing products for several unaffiliated companies to financial institutions. During 2004, Investors Heritage Financial continued to explore marketing opportunities for products and secured appointments with several unaffiliated companies in order to market larger face amount term products, cancer, accident and second-to-die products. These relationships will allow Investors Heritage Financial to provide more products and better serve our existing accounts thereby allowing us to further strengthen these agency relationships.

(c) Narrative Description of Business

Preneed and Burial Products. Approximately 46% of total ordinary insurance in force is Preneed and Burial Products. Sales for this segment are under the direct supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have several district managers under their supervision. As a result of Investors Heritage Life's growth in the Preneed area, agency relationships have also been entered into directly with numerous funeral home owners. Management anticipates this trend to continue and, depending on the size of the funeral home and state law, preneed counselors may also become part of the agency force.

Investors Heritage Life issues two non-participating interest-sensitive single premium whole life policies based on simplified underwriting. These policies provide for payment of the full face amount at the death of the insured and for increasing death benefits on a non-guaranteed basis.

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

During the first quarter 2003, Investors Heritage Life introduced its fifth generation of life products designed for the preneed funeral market. These new products provide an underwritten and a guaranteed issue single premium policy as well as underwritten and guaranteed issue multi-pay policies. All of the products provide for increasing death benefits on a non-guaranteed basis with a guaranteed minimum increase and the reduced benefit period has been lengthened for the guaranteed issue multi-pay product. These new products, called the "Legacy Protector and Legacy Preferred Series", were developed to combat the challenging economic environment and increased mortality anti-selection and have replaced the Legacy 2000 Series. The performance of these products is currently in line with expectations.

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

From 1997-2003, the majority of business written by Investors Heritage Life was group insurance products sold in the preneed market. The Legacy 2000 Series introduced during 1998 was also a group product in many states as is the Heritage Final Expense product that replaced the Legacy 2000 Series in the second and third quarter of 2001. However, the Legacy Protector and Legacy Preferred Series were filed primarily as individual products and the Legacy 2000 products are no longer being sold on a group basis. As such, group life premiums during 2004 decreased to $5,294,291 as compared to $7,874,035 in 2003 and $22,357,847 in 2002.

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

Approximately 54% of total ordinary insurance in force is Traditional and Universal Life. These sales are built around a standard portfolio of life insurance policies with some of the contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies. In addition, Investors Heritage Life offers term insurance products.

Some of the participating policies provide for payment of guaranteed annual endowments of fixed amounts beginning at the end of the second policy year and continuing through the premium-paying period. These policies also have an annual guaranteed benefit. As of December 31, 2004, 7% of the total ordinary insurance in force was comprised of participating policies and approximately 77% of those policies provide some guaranteed annual endowment.

Another block of participating policies provides for the payment of a dividend which will purchase additional insurance equal to 2.5% of the previous year's total death benefit, including any additional insurance purchased in prior years. The dividend is not guaranteed. As of December 31, 2004, approximately 23% of participating policies included non-guaranteed benefits.

Non-participating life insurance policies sold in both the Preneed and Burial Product segment and the Traditional and Universal Life segment represented approximately 93% of the total ordinary insurance in force.

Investors Heritage Life also provides term insurance products, both on a decreasing and a level basis. During 2001, we introduced a new Term to 95 product that replaced our Level Term product. We will continue to provide our decreasing term policy that is primarily sold through financial institutions.

During 2004, Investors Heritage Financial continued to strengthen its marketing partnership with Cherokee National Life Insurance Company, a subsidiary of American United Life Insurance Company, to distribute Investors Heritage Life products, including its mortgage protection products. Management anticipates continued growth in this segment during 2005 due to Investors Heritage Financial's efforts.

As anticipated, premium production decreased by $304,805 to $1,523,627 in 2004 for the credit ordinary segment. This 16.7% decrease over 2003, was primarily due to the adoption of a new predatory lending law by the Kentucky Legislature and the tightening of credit underwriting by key accounts. The goal for the credit ordinary segment in 2004 was $1,400,000; therefore, actual premium production exceeded the goal by approximately 9%.

Group life accounts for 50% of total in-force business. In addition to the group business discussed above, Investors Heritage Life participates in the Federal Employee Group Life Insurance ("FEGLI") Program, which is administered by Metropolitan Life Insurance Company and in the Servicemen's Group Life Insurance ("SEGLI") Program which is administered by Prudential Insurance Company of America. As of year-end 2004, the total amount of insurance in force from the FEGLI and SEGLI programs were $539,843,000 and $975,816,000, respectively.

Credit Insurance. Credit Insurance, which accounts for 13% of total in-force business, is generally sold through banks, finance companies and automobile dealerships and is offered in connection with the extension of credit by financial institutions. The amount of the insurance is designed to cover the amount of the loan with the financial institution being the beneficiary of the insurance policy to the extent of the unpaid balance of the loan. Credit Insurance production is dependent on consumer debt. In times of low unemployment, reasonable interest rates and a steadily improving economy, consumer debt increases; therefore, Credit Insurance sales increase. When the economy slows, consumer debt slows and therefore Credit Insurance sales decrease.

Investors Heritage Financial initiated discussions with unaffiliated companies regarding a transaction where the Credit Insurance business would be written by Investors Heritage Life and all of the risk insured would be immediately reinsured to the unaffiliated company. In addition to receiving a retention fee, Investors Heritage Life also receives a fee for administration and claims processing services. Investors Heritage Financial is able to generate revenues in the form of commissions from the sale of Investors Heritage Life's Credit Insurance products. Management believes there will continue to be opportunities to administer Credit Insurance business in Kentucky for non-domestic insurers. Two new agreements were entered into in 2004.

Investors Heritage Life has reinsurance agreements with five unaffiliated companies, Life Investors Insurance Company of America, Universal Guaranty Life Insurance Company, American United Life Insurance Company, Madison National Life Insurance Company and Minnesota Life Insurance Company. Pursuant to those agreements, our Credit Insurance products sold by Life Investors', Universal Guaranty's, American United Life's, Madison National's and Minnesota Life's agents are reinsured to Life Investors, Universal Guaranty, American United Life, Madison National and Minnesota Life, respectively. Investors Heritage Life and Investors Heritage Financial are paid a retention fee and a marketing fee for services provided. Investors Heritage Financial will continue to seek contracts to operate as an administrator for other companies that sell Credit Insurance.

Investors Heritage Financial will also continue to call on banks, finance companies and selected automobile dealerships to market the Credit Insurance products for Investors Heritage Life. As anticipated, 21% of Investors Heritage Financial revenues for 2004 were derived from the sale of Investors Heritage Life's Credit Insurance products. Credit Insurance gross written premiums were lower than anticipated in 2004 due primarily to a new predatory lending law adopted by the Kentucky Legislature that controls the sale of Credit insurance products in conjunction with lending on real estate and secured loans. Investors Heritage Life anticipates 2005 Credit Insurance gross written premiums to exceed $8,000,000.

In addition to selling Credit Insurance, Investors Heritage Life bank agents may obtain an ordinary life license enabling them to sell mortgage life insurance that might be required in excess of the statutory credit life limitation enacted by each state where our Credit Insurance products are sold. The mortgage life insurance sales operations will continue to be conducted through Investors Heritage Financial. Further, Investors Heritage Financial is licensed with other unaffiliated insurance companies to provide products that Investors Heritage Life does not offer to the financial institutions and other agents. These products include cancer, accident, second-to-die, large face amount term insurance, short term and long term disability and annuities. These relationships generated additional fee income in the amount of $509,066 during 2004 and management anticipates continued fee income from this area.

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

Investors Heritage Life utilizes a combination of yearly renewable term reinsurance and coinsurance to cede life insurance coverage in excess of its retention limit, which was $100,000 as of December 31, 2003. Effective January 1, 2004, the maximum retention level lowered to $25,000 per life. The new retention level was achieved by keeping current reinsurance treaties in place and adding additional yearly renewable term treaties for the difference with Scottish Re (U.S.) Inc. (inforce as of December 31, 2003) and Munich American Re (business issued in 2004 and later). As anticipated, this new retention level has stabilized earnings fluctuations in this segment. Excess coverages are reinsured externally to unaffiliated reinsurers.

During 2001, Investors Heritage Life entered into two reinsurance agreements in furtherance of these goals. The first is with Munich which reinsures the Heritage Final Expense products on an 80/20 quota share basis with Investors Heritage Life retaining 20% of the risk on each life. The second is with Lincoln National Life Insurance Company which reinsures the Term to 95 product on an 80/20 quota share basis with Investors Heritage Life retaining 20% of the risk on each life.

As of December 31, 2004, approximately $869,881,000 or 26% of total life insurance in force was reinsured with non-affiliated well-established insurance companies. Investors Heritage Life would become liable for the reinsured risks if the reinsurers could not meet their obligations. Investors Heritage Life has not experienced a reinsurer default under any of the reinsurance agreements to which Investors Heritage Life is a party. Further, Investors Heritage Life has no knowledge of and does not anticipate any material default in any existing reinsurance obligation.

Investors Heritage Life is party to reinsurance and coinsurance agreements with twenty-two non-affiliated companies. The reinsurers for Investors Heritage Life and amounts of insurance in force that are reinsured are as follows:

Company	Reinsurance	Percent
	Amount	Of Total

American United Life Insurance Company	$ 31,722,000	3.65%
Bankers Life Insurance Company	4,565,000	0.52%
Canada Life Assurance Company	76,334,000	8.78%
Connecticut General Life Insurance Company	3,242,000	0.37%
Generali USA Life Reassurance	4,629,000	0.53%
Key Life Insurance Company	1,660,000	0.19%
Life Investors Insurance Company of America	15,845,000	1.82%
Lincoln National Life Insurance Company	94,241,000	10.83%
Minnesota Life Insurance Company	4,970,000	0.57%
Munich American Reassurance Company	225,677,000	25.95%
Optimum Re Insurance Company	3,843,000	0.44%
RBC Reinsurance (Ireland) Ltd.	133,889,000	15.39%
ReliaStar Life Insurance Company	18,816,000	2.16%
Scottish Annuity and Life Insurance Company	47,128,000	5.42%
Scottish RE (USA)	177,076,000	20.36%
Universal Guaranty Life Insurance Company	2,295,000	0.26%
Vernon General Insurance Company	23,274,000	2.68%
Other Companies (5)	675,000	0.08%
	$869,881,000	100.00%

From 1999 to July 2001, Investors Heritage Life reinsured all of the risk on the Credit Insurance products sold by its agents to Munich and ReliaStar. Effective July 1, 2001, ReliaStar terminated the reinsurance agreement with respect to new issues. Therefore, Investors Heritage Life entered into a reinsurance agreement with Canada Life to replace ReliaStar. Effective July 2003, Canada Life exited the Credit Insurance market and Investors Heritage Life has entered into a new reinsurance agreement with RBC Reinsurance (Ireland) Ltd. Effective January 1, 2005, Scottish Re (U.S.) Inc., will replace Munich American as a reinsurer of our credit products. As explained above, some of these credit insurance risks have been and will be reinsured to Life Investors, Universal Guaranty, American United Life, Madison National and Minnesota Life.

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

Domiciled in the Commonwealth of Kentucky, Investors Heritage Life is licensed by the Kentucky Department of Insurance and is subject to its examination and regulations. The triennial audit was completed during 2004 for the three years ending December 31, 2003. The Examination Report contains no specific recommendations and no material adjustments were made to the statutory financial statements of Investors Heritage Life.

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

Statutory restrictions also limit the amount of dividends that may be paid by Investors Heritage Life. Generally, dividends during any year may not be paid, without prior regulatory approval, in excess of the lesser of (a) 10 percent of statutory stockholders' equity as of the preceding December 31, or (b) statutory net income for the preceding year. In addition, dividends are limited to the amount of unassigned surplus reported for statutory purposes, which was $9,142,021 at December 31, 2004. Dividend income from Investors Heritage Life for 2004 amounted to $566,819.

In addition, the NAIC and several states are reviewing statutes and regulations dealing with small face amount life insurance policies. Proposals range from requiring disclosures for policyholders to requiring small face amount policies to be paid up when premiums paid equal some specified multiple of the death benefits. An NAIC committee adopted a model disclosure act and while several states are considering the model, to date it has only been adopted in two states, Iowa and Nevada. It is anticipated that the NAIC will adopt a new disclosure during 2005, however, no additional requirements are expected to be adopted. To the extent that a statute or regulation is adopted that puts a limit on the amount of premiums that can be collected on a small face amount policy, it would potentially limit the ages at which we would issue such a policy and require us to increase premiums for all policyholders. Because regulators are generally in the process of relinquishing their authority to regulate rates on other types of insurance and because life insurance rates have never been regulated, it is unlikely that regulators would decide to regulate rates for life insurance policies at this time. However, if such rate regulation occurs, it will negatively impact some of the products we sell and some of the markets in which we operate, specifically the preneed and burial markets.

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

Investors Heritage Life differentiates itself through its marketing techniques, product features, customer service and reputation. Investors Heritage Life maintains its competitive position by its focus on areas which have historically proven profitable. Those areas include single premium preneed products, multi-pay premium final expense products, traditional whole life products, mortgage protection products and level term products. Investors Heritage Life's competitive position is maintained by its ability to provide quality customer service throughout the distribution system. Other competitive strengths include Investors Heritage Life's asset/liability management system, and its quality investment portfolio which provides liquidity.

The business of Investors Heritage Life is not seasonal.

Other Subsidiaries. Investors Heritage Printing does job printing for Investors Heritage Life as well as numerous unaffiliated sources. This includes the printing of the application forms and other office forms required by Investors Heritage Life. While the income from Investors Heritage Printing is not a significant factor in our overall business, Investors Heritage Printing will continue to work to improve profitability during 2005. Revenues from Investors Heritage Printing continued to be less than one percent of our total revenue for 2004.

The formation and operation of Investors Heritage Financial generates additional revenue to Kentucky Investors. Although this additional revenue is not a significant factor in our overall business, Investors Heritage Financial remains steady in its operations with revenues of $469,919 in 2004 compared to $408,102 in 2003. Revenues from Investors Heritage Financial continue to account for less than one percent of our total revenue for 2004. See Schedule II.

During June 2002, the Company acquired 400,000 shares of Cherokee National Life Insurance Company, a subsidiary of American United Life Insurance Company, in exchange for the Company's non-recourse promissory note in the amount of $4,000,000. The note is due June 28, 2007 and interest is paid quarterly at a rate equal to the prime rate. Cherokee National stock dividends are paid quarterly and the dividend rate is equal to the prime rate. No interest is due on the note unless dividends have been paid. During December 2002, the 400,000 shares of Cherokee National common stock were exchanged for 400,000 shares of Series A preferred stock of Cherokee National.

During September 2002, the Company authorized the formation of Family Assignment Services, LLC to provide funding for at-need funerals. During 2004 the name of the LLC was changed to At Need Funding, LLC. At Need Funding is a single member, limited liability corporation organized under the laws of the Commonwealth of Kentucky. Kentucky Investors is the sole member of the LLC. Funding provided by At Need Funding is secured by assignments of verified incontestable life insurance policies issued by unaffiliated companies. The funds are advanced to funeral homes for services provided for the insured. Upon receipt of death benefits from the insurance company, the principal balance of the debt is reduced and interest and fees are recorded. This service is provided to funeral homes that do not have the manpower to complete necessary paperwork to process the insurance claim.

Dividend income from the Non-insurance Subsidiaries for 2004 amounted to approximately $411,809.

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

Employees. Kentucky Investors does not have any employees. Kentucky Investors' officers perform various functions described in item 10; however, they are not paid a salary by Kentucky Investors for performing such functions. The number of persons employed by Investors Heritage Life is 94. The number of active independent contractual agents of Investors Heritage Life is 1,867. There are no unions organized nor are there any collective bargaining agreements with the employees or agents. Management of Investors Heritage Life considers its relationship with the employees and agents to be satisfactory.

(d) Financial Information About Geographic Areas

The principal markets for Investors Heritage Life's products are in the Commonwealths of Kentucky and Virginia, and the States of North Carolina, South Carolina, Georgia, Ohio, Indiana, Florida, Tennessee, Illinois, West Virginia, Michigan, Mississippi and Texas. Investors Heritage Life has licensed ordinary agents and regional managers throughout these states and credit life agents in over 338 banks and automobile dealerships.

Investors Heritage Life is also licensed in sixteen other states: Alabama, Arizona, Arkansas and Louisiana in the South and Southeast; Colorado, Missouri, New Mexico, North Dakota, South Dakota, Oklahoma, Montana, Nebraska, Kansas and Utah in the West; and Maryland and Pennsylvania in the North. The business in these states is written mostly through general agents.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

(i) The information relative to the market value of the Company's stock appears on page 44 of the Annual Report to the Stockholders for the year ended December 31, 2004, and is incorporated herein by reference.

(ii) Approximate Number of Equity Security Holders

(A)
Title of Class
Common Stock

(B)
Number of Holders of Record 12-31-2004
4,142

(iii) Dividends

Kentucky Investors, Inc. paid dividends totaling $531,908 to stockholders in 2004, representing $.38 per share. The 2004 cash dividend to be paid April 8, 2005, to stockholders of record March 24, 2005, is $.38 per share.

(iv) Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	66,000	$23.00	184,000
Equity compensation plans not approved by security holders	-	-	-
Total	66,000	$23.00	184,000

(b)	None

(c)	The following table shows repurchases of the Company's equity securities:

Shares	Total Number Of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan
10/1/04--10/31/04	-	-	-	-
11/1/04--11/30/04	30,000	$26.80	-	-
12/1/04--12/31/04	2,559	26.55	-	-
TOTAL	32,559	$ 26.78	-	-

(1) No share repurchases were made pursuant to a publicly announced plan or program. Of the amount repurchased, 2,559 shares were tendered by employees as part of the Company's 401(k) Plan and 30,000 shares were purchased from Jerry F. Howell, Jr., a member of the Board of Directors of Kentucky Investors and Investors Heritage. The purchase price for the shares repurchased from Mr. Howell was established pursuant to an agreement between Kentucky Investors and Mr. Howell under a right of first refusal. The right of first refusal exists for all of the original shareholders of Kentucky Investors, of which Mr. Howell was one.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

Item 6. Selected Financial Data

Selected financial data for the past five years appears on page 19 in the Annual Report to the Stockholders for the year ended December 31, 2004, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 6-18 in the Annual Report to the Stockholders for the year ended December 31, 2004, and is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption "Market Risk Exposures" appears on page 17 in the Annual Report to the Stockholders for the year ended December 31, 2004, and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The financial statements and notes appear on pages 20-43 in the Annual Report to the Stockholders for the year ended December 31, 2004 and are incorporated herein by reference. See Part IV, Item 15.

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

Item 9b. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) The executive officers and directors of the Company are:

Name, Position & Year Became	Age
Officer/Director
Family Relationship

Harry Lee Waterfield II	61
Chairman of the Board, President/1963

Jimmy R. McIver, Treasurer/2000	53

Nancy Waterfield Walton	65
First Vice President/1988
Sister of Harry Lee Waterfield II

Robert M. Hardy, Jr.	47
Director, Vice President and General
Counsel/1988
Nephew of Harry Lee Waterfield II

Raymond L. Carr, Chief Financial	56
Officer, Vice President/2002

Jane S. Jackson, Secretary/2003	50

Helen S. Wagner, Director/1986	68

Gordon C. Duke, Director/1991	59

Harold G. Doran, Jr. Director/2001	51

Howard L. Graham, Director/2002	70

Jerry F. Howell, Jr., Director/1983	63

David W. Reed, Director/1982	50

Michael F. Dudgeon, Jr./2004	43

(b) Each of the Directors has occupied the position indicated for a period of more than five years unless otherwise stated in the information regarding the business experience of the Directors who are not officers of the Company which is shown on pages 3 of the Proxy Statement of the Annual Meeting of Shareholders to be held on May 12, 2005, and is incorporated herein by reference.

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

The Board of Directors has determined that Audit Committee members Harold G. Doran, Jr. and Gordon C. Duke are audit committee financial experts as defined by Item 401(h) of Regulation S-K of the Exchange Act and are independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The company has a designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Harold G. Doran, Jr.,Gordon C. Duke, Jerry F. Howell, Jr. and David W. Reed. All members of the Audit Committee are independent.

The Company has adopted a written code of ethics that applies to the Company's President and Chief Executive Officer, the Chief Financial Officer and all other corporate officers designated by the Chief Executive Officer. The Company has posted a copy of the code on the Company's internet website at the internet address: http://www.InvestorsHeritage.com. Copies of the code may be obtained free of charge from the Company's website at the above internet address.

Item 11. Executive Compensation

Information regarding compensation of executive officers and transactions with executive officers and directors is shown on page 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2005, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security ownership by Officers, Directors, and management is shown on pages 4-5 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2005, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Certain relationships and related transactions are shown on page 9 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2005, and are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding accounting fees and services is shown on page 9 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2005, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. The following financial statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 2004 (pages 20-43) filed as Exhibit 1 thereto:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

For each of the three years in the period ended December 31, 2004:

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

11

Statements re: computation of Per Share Earnings is contained in Note A to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on pages 28-29 of the Annual Report to the Stockholders for the year ended December 31, 2004, and is incorporated herein by reference.

13	Annual Report to the Stockholders for the year ended December 31, 2004 is attached hereto as Exhibit 1 and is incorporated hereby by reference.

23	Consent of Independent Registered Public Accounting Firm.

31.1 & 31.2	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*The material included in this Report shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that this registrant specifically incorporates it in its Annual Report on this Form 10-K by reference.

(b) See Item 15(a)3 above.

(c) Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTUCKY INVESTORS, INC.

March 24, 2005
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
March 17, 2005

/s/Robert M. Hardy, Jr.
Robert M. Hardy, Jr.
Vice President, General Counsel and Director
March 17, 2005

/s/Jimmy McIver
Jimmy McIver
Treasurer
March 17, 2005

/s/Raymond L. Carr
Raymond L. Carr
Chief Financial Officer
Vice President
March 17, 2005

/s/Gordon Duke
Gordon Duke
Director
March 17, 2005

/s/Helen S. Wagner
Helen S. Wagner
Director
March 17, 2005

/s/Harold G. Doran
Harold G. Doran
Director
March 17, 2005

/s/David W. Reed
David W. Reed
Director
March 17, 2005

/s/Jerry F. Howell, Jr.
Jerry F. Howell, Jr.
Director
March 17, 2005

/s/ Howard L. Graham
Howard L. Graham
Director
March 17, 2005

SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENT IN
RELATED PARTIES

KENTUCKY INVESTORS, INC.
DECEMBER 31, 2004

			AMOUNT
			SHOWN IN
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

Fixed maturities:

Bonds:
United States and
government agencies and
authorities	$ 38,946,679	$ 41,291,638	$ 41,291,638
States and political
subdivisions	14,469,235	15,217,528	15,217,528
Foreign	21,011,877	23,584,353	23,584,353
Mortgage-backed securities	35,818,117	36,347,903	36,347,903
Corporate	158,780,789	169,202,718	169,202,718
Redeemable preferred stock	57,094	69,100	69,100

Total fixed maturities	$269,083,791	$285,713,240	$285,713,240

Equity securities:

Common Stocks:
Banks, trust & insurance
companies	$ 490,761	$ 1,369,890	$ 1,369,890
Industrial, miscellaneous and
all other	470,464	884,739	884,739
Nonredeemable preferred
stocks	4,036,690	4,039,632	4,039,632

Total equity securities	$ 4,997,915	$ 6,294,261	$ 6,294,261

Mortgage loans on real estate	24,339,656	XXXXXXXXXX	24,339,656
Policy loans	7,423,238	XXXXXXXXXX	7,423,238
Other long term investments	688,858	XXXXXXXXXX	688,858
Short-term investments	638,003	XXXXXXXXXX	638,003

Total investments	$307,171,461	XXXXXXXXXX	$325,097,256

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KENTUCKY INVESTORS, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEET
FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

	2004	2003

Assets:
Cash and cash equivalents	$ 87,503	$ 62,387
Investment in subsidiary	55,419,342	56,302,540
Other assets	3,033,319	443,375
Other long term investments	398,495	2,884,231

Total assets	$58,938,659	$59,692,533

Liabilities:
Notes payable	$ 5,464,463	$ 5,033,355
Notes payable to affiliate	4,000,000	4,000,000
Other liabilities	344,446	583,657
Taxes payable	6,133	(79,000)

Stockholders' equity:
Common stock	1,099,666	1,136,361
Paid in surplus	8,560,130	8,549,970
Unrealized appreciation
of available-for-sale securities of
subsidiary	10,406,040	12,139,714
Retained earnings	29,057,781	28,328,476

Total stockholders' equity	$49,123,617	$50,154,521

Total liabilities and stockholders' equity	$58,938,659	$59,692,533

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(CONTINUED)
KENTUCKY INVESTORS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

	2004	2003	2002
Income
From printing services to:
Affiliated companies	$ 228,863	$ 294,923	$ 299,180
Others	160,955	177,766	194,437

Realized gain on
investments	188	-0-	-0-
Other services to subsidiaries	182,303	203,279	228,525
Dividends from subsidiaries	737,097	734,597	659,930
Interest and other income	689,801	308,810	341,050

	$1,999,207	$1,719,375	$1,723,122

Operating expenses	$ 681,367	$1,184,960	$ 780,584

Operating income before
equity in earnings of subsidiary	$1,317,840	$ 534,415	$ 942,538

Equity in earnings of
subsidiary for the year	$ 954,604	$ 45,438	$ 413,255

Income before provision for
income taxes	$2,272,444	$ 579,853	$1,355,793

Provision for income taxes
Current	$ 42,665	$ 77,575	$ 107,984
Deferred	74,000	(70,000)	(9,000)

	$ 116,665	$ 7,575	$ 98,984

Net income	$2,155,779	$ 572,278	$1,256,809

Earnings per share, basic	$ 1.91	$ .50	$ 1.11
Earnings per share, diluted	$ 1.91	$ .49	$ 1.10

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(CONTINUED)
KENTUCKY INVESTORS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

	2004	2003	2002

Net cash provided by (used in) operating and investing activities	$ 1,091,975	$ (982,138)	$ 652,184

Financing activities
Dividends	$ (531,908)	$ (538,160)	(538,160)
Acquisition of treasury stock	(816,971)	(436,854)	(3,757)
Acquisition of affiliated stock	-0-	-0-	(4,000,000)
Payments on notes payable	(818,100)	(738,326)	(1,325,798)
Proceeds from notes payable	1,249,208	3,385,043	5,468,362
Notes receivable	(149,088)	(689,998)	(382,614)

Cash provided by (used in) financing activities	$(1,066,859)	$ 981,705	$ (781,967)

Increase (decrease) in cash	$ 25,116	$ (433)	$ (129,783)

Cash and cash equivalents at
beginning of year	$ 62,387	$ 62,820	$ 192,603

Cash and cash equivalents
at end of year	$ 87,503	$ 62,387	$ 62,820

Schedule III - Supplementary Insurance Information
Kentucky Investors, Inc.
For the Years Ended December 31, 2004, 2003, and 2002
Year Ended December 31
					Other Policy				Amortization
		Deferred			Claims and		Net	Policy	of Deferred	Other
		Acquisition	Benefit	Unearned	Benefits	Premium	Investment	Benefits	Acquisition	Operating
Segments		Costs	Reserves	Premiums	Payable	Revenue	Income (1), (3)	and Claims	Cost	Expenses (2)

2004:
	Preneed	$17,030,243	$257,248,622	$ -	$1,185,369	$28,867,535	$12,802,652	$26,383,087	$4,807,796	$4,918,722
	Traditional	5,599,396	72,635,282	1,172	1,915,368	7,803,360	4,183,132	8,169,395	1,022,097	1,549,509
	Credit	2,449	1,659,866	15,185,586	289,363	(30)	35	(800)	359	129,740
	Corporate & Other	-	700,847	23,557	299,567	375,230	1,518,899	8,005,654	-	687,544
	Total	$22,632,088	$332,244,617	$15,210,315	$3,689,667	$37,046,095	$18,504,718	$42,557,336	$5,830,252	$7,285,515

2003:
	Preneed	$17,876,070	$253,440,192	$ -	$1,115,967	$33,026,460	$12,634,365	$27,336,090	$5,350,934	$5,778,383
	Traditional	5,419,486	71,835,542	1,700	2,063,215	8,189,266	4,241,737	7,414,261	1,552,063	1,597,388
	Credit	2,813	2,335,708	17,005,198	309,033	5,313	134	(4,453)	983	289,069
	Corporate & Other	-	7,992,997	7,799	240,514	533,373	2,422,418	598,377	6,197	1,052,697
	Total	$23,298,369	$335,604,439	$17,014,697	$3,728,729	$41,754,412	$19,298,654	$35,344,275	$6,910,177	$8,717,537

2002:
	Preneed	$18,620,006	$246,389,692	$ -	$1,242,937	$43,651,615	$12,755,458	$26,094,505	$6,579,050	$5,050,900
	Traditional	5,641,939	68,815,243	2,591	2,094,065	8,874,011	4,581,957	7,794,479	1,474,666	1,704,651
	Credit	3,796	2,719,260	18,948,820	451,493	(68,921)	484	(2,890)	2,493	225,743
	Corporate & Other	6,201	7,412,103	17,525	219,245	607,473	2,011,601	175,522	(3,278)	540,969
	Total	$24,271,942	$325,336,298	$18,968,936	$4,007,740	$53,064,178	$19,349,500	$34,061,616	$8,052,931	$7,522,263

(1)Net investment income is allocated in proportion to policy liabilities and stockholder' equity for the subsidiary and to the corporate segment for the parent.
(2)Other operating expenses are assigned directly to the applicable segment for the subsidiary and to the corporate segment for the parent.
(3)Included realized investment gains or losses.

Schedule IV - Reinsurance

Kentucky Investors, Inc.
For the Years Ended December 31, 2004, 2003, and 2002
Year Ended December 31
						Percentage
			Ceded to	Assumed		of Amount
		Gross	Other	From Other	Net	Assumed
		Amount	Companies	Companies	Amount	to Net

2004:
	Life insurance in force:	$1,777,326,000	$869,881,000	$1,517,341,000	$2,424,786,000	62.6%

	Premiums:
	Life insurance	$ 43,657,154	$ 10,108,899	$ 3,494,351	$ 37,042,606	9.4%
	Accident & health insurance	3,443,903	3,440,414	-	$ 3,489	0.0%
	Total	$ 47,101,057	$ 13,549,313	$ 3,494,351	$ 37,046,095	9.4%

2003:
	Life insurance in force:	$1,843,153,000	$721,162,000	$1,480,270,000	$2,602,261,000	56.9%

	Premiums:
	Life insurance	$ 49,505,417	$ 10,928,733	$ 3,173,026	$ 41,749,710	7.6%
	Accident & health insurance	3,912,177	3,907,475	-	$ 4,702	0.0%
	Total	$ 53,417,594	$ 14,836,208	$ 3,173,026	$ 41,754,412	7.6%

2002:
	Life insurance in force:	$1,860,666,000	$736,567,000	$1,441,546,000	$2,565,645,000	56.2%

	Premiums:
	Life insurance	$ 61,422,612	$ 11,363,521	$ 2,995,267	$ 53,054,358	5.6%
	Accident & health insurance	4,275,455	4,275,558	9,923	$ 9,820	101.0%
	Total	$ 65,698,067	$ 15,639,079	$ 3,005,190	$ 53,064,178	5.7%