Form 10-Q
period 2005-03-31
KENTUCKY INVESTORS INC
filed 2005-05-13
CIK 55362

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From _________ to _________

Commission File: 0-1999

KENTUCKY INVESTORS, INC.
(Exact Name of registrant as specified in Charter)

KENTUCKY
(State of Other Jurisdiction of Incorporation or Organization)

61-6030333
(IRS Employer Identification Number)

200 Capital Avenue, P. O. Box 717
Frankfort, Kentucky 40602
(Address of Principal Executive Offices)

Registrant's Telephone Number - (502) 223-2361

Number of outstanding shares as of March 31, 2005 - 1,100,594.72

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2005: 1,100,594.72.

CONTENTS

PART I - FINANCIAL INFORMATION

		Page
ITEM 1.	Consolidated Financial Statements	3
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	17
ITEM 4.	Controls and Procedures	17

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

KENTUCKY INVESTORS, INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2005	December 31, 2004
Assets
Investments
Securities available for sale, at fair
value:
Fixed maturities (amortized cost
2005-$273,375,400; 2004 -
$269,083,791)	$284,246,190	$285,713,240
Equity securities (cost: 2005 -
$4,809,203; 2004 - $4,997,915)	5,482,159	6,294,261
Mortgage loans on real estate	23,677,670	24,339,656
Policy loans	7,310,534	7,423,238
Other long term investments	715,051	688,858
Short term investments	625,001	638,003

Total investments	322,056,605	325,097,256

Cash and cash equivalents	1,671,688	2,445,782
Accrued investment income	3,890,672	4,527,412
Due and deferred premiums	4,192,044	4,263,602
Deferred acquisition costs	22,917,958	22,632,088
Present value of future profits	368,241	391,137
Leased property under capital leases	422,188	206,082
Property and equipment	1,681,421	1,711,131
Other assets	15,815,049	4,572,685
Amounts recoverable from reinsurers	55,863,839	56,852,228

Total assets	$428,879,705	$422,699,403

Liabilities and Stockholders' Equity
Liabilities
Policy liabilities
Benefit reserves	$331,800,413	$332,244,617
Unearned premium reserves	14,515,701	15,210,315
Policy claims	1,675,061	1,612,474
Dividend and endowment
accumulations	1,207,746	1,219,109
Reserves for dividends and
endowments and other	903,163	858,084
Total policy liabilities	350,102,084	351,144,599
Federal income taxes	7,322,701	9,340,783
Obligations under capital leases	413,031	200,129
Notes payable	10,396,959	9,464,463
Other liabilities	15,586,960	3,425,812

Total liabilities	$383,821,735	$373,575,786

Stockholders' Equity
Common Stock (shares issued:
2005 - 1,100,595; 2004-
1,099,666)	$ 1,100,595	$ 1,099,666
Paid-in surplus	8,563,149	8,560,130
Accumulated other comprehensive
income	6,500,618	10,406,040
Retained earnings	28,893,608	29,057,781

Total stockholders' equity	$ 45,057,970	$ 49,123,617

Total liabilities and stockholders'
equity	$428,879,705	$422,699,403

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended March 31
	2005	2004
Revenues

Premiums and other considerations	$ 8,781,678	$ 9,840,414
Investment income, net of expenses	4,448,395	4,424,003
Realized gain on investments, net	578,525	22,878
Other income	221,348	193,323

Total revenues	14,029,946	14,480,618

Benefits and Expenses

Death and other policyholder benefits	9,422,548	11,227,657
Guaranteed annual endowments	158,563	167,151
Dividends to policyholders	143,668	171,032
Increase (decrease) in benefit reserves
and unearned premiums	572,423	(302,797)
Amortization of deferred acquisition
costs, net	179,900	356,023
Commissions	616,797	682,372
Other insurance expenses	2,563,492	2,345,662

Total benefits and expenses	13,657,391	14,647,100

Income (loss) from operations before
federal income tax	372,555	(166,482)

Provision (benefit) for income taxes:
Current	21,222	13,714
Deferred	81,000	(43,000)

	102,222	(29,286)

Net income (loss)	$ 270,333	$ (137,196)
Earnings per share, basic	$ 0.25	$ (0.12)
Earnings per share, diluted	$ 0.24	$ (0.12)

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2005	2004

Net cash provided by operating activities	$ 1,916,207	$ 1,300,608

Investing activities
Securities available-for-sale:
Purchases	(15,200,261)	(10,196,653)
Sales and maturities	11,579,188	4,610,335
Other investments:
Cost of acquisition	(23,722)	(214,246)
Sales and maturities	785,220	477,390
Other investing activities	(285,834)	29,703

Net cash used by investing activities	(3,145,409)	(5,293,471)

Financing activities
Receipts from universal life policies
credited to policyholder account
balances	1,880,196	2,208,388
Return of policyholder account balances
on universal life policies	(2,381,041)	(2,194,833)
Payments on notes payable	(3,209,504)	(138,517)
Proceeds from notes payable	4,142,000	204,000
Other financing activities	23,457	(170,877)

Net cash provided (used) by financing
activities	455,108	(91,839)

Decrease in cash and cash
equivalents	(774,094)	(4,084,702)

Cash and cash equivalents at beginning
of period	2,445,782	5,844,281

Cash and cash equivalents at end of period	$ 1,671,688	$ 1,759,579

See accompanying notes.

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
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

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004, as included in the Company's Annual Report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain reclassifications have been made to the prior period financial statements shown herein to conform to the current period presentation.

NOTE C - Earnings per Share: Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period.

Income	Shares	Per Share
Amount
Three months ended March 31, 2005
Basic EPS
Net income	$ 270,333	1,099,769	$ 0.25
Dilutive effect of common equivalent shares of
stock options	-	4,167	-

Diluted EPS
Net income	$ 270,333	1,103,936	$ 0.24

Three months ended March 31, 2004
Basic EPS
Net loss	$ (137,196)	1,135,795	$ (0.12)
Dilutive effect of common equivalent shares of
stock options	-	-	-

Diluted EPS
Net loss	$ (137,196)	1,135,795	$ (0.12)

Pursuant to the Company's stock option and stock appreciation rights plan, there were 66,000 outstanding options, having an exercise price of $23.00 per share as of March 31, 2005. The Company's stock price increased from $23.25 per share at December 31, 2004 to $24.55 at March 31, 2005. Accordingly, the Company recognized an increase in stock compensation expense associated with such options of $85,800 for the three month period ended March 31, 2005.

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

Three Months Ended
March 31, 2005	March 31, 2004

Revenues:
Preneed & Burial Products	$10,434,930	$10,979,640
Traditional & Universal Life Products	2,981,567	2,881,443
Credit Insurance Products &
Administrative Services	31,297	36,038
Corporate & Other	582,152	583,497
$14,029,946	$14,480,618

Income (loss) from operations before federal
income tax:
Preneed & Burial Products	$ (335,288)	$ (461,557)
Traditional & Universal Life Products	152,943	195,621
Credit Insurance Products &
Administrative Services	5,409	6,442
Corporate & Other	549,491	93,012
$ 372,555	$ (166,482)

NOTE E - Federal Income Taxes: Current income taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the small life insurance company tax deduction and dividends-received tax deduction. An additional factor affecting this difference during the period was the increase in stock compensation expense associated with the Company's stock option plan relative to an increase in the value of Company stock options.

NOTE F - Comprehensive Income: The components of comprehensive income, net of related tax, are as follows:

Three Months Ended
March 31, 2005	March 31, 2004
Net income (loss)	$ 270,333	$ (137,196)
Net unrealized gains (losses) on
available-for-sale securities, net of tax	(3,905,422)	3,756,057
Comprehensive income (loss)	$ (3,635,089)	$ 3,618,861

NOTE G - Notes Payable: In February 2005, Kentucky Investors borrowed $3,650,000 from Sun Life Assurance Company of Canada to finance the purchase of certain home office property previously owned by Investors Heritage Life at a purchase price of $3,650,000. The note is an amortizing loan with a fixed interest rate of 5.05% and with a maturity date of March 1, 2015. The proceeds received by Investors Heritage Life were used to repay their surplus notes to Kentucky Investors, with no significant surplus impact. Additionally, Kentucky Investors used such proceeds to repay the $3,000,000 note to Fifth Third outstanding at December 31, 2004. This transaction was approved by the Kentucky Office of Insurance.

In February 2005, Kentucky Investors borrowed $300,000 from Fifth Third Bank to provide additional working capital. The note has an interest rate equal to 1.0% less than the prime rate established by Fifth Third and a maturity date of March 1, 2008.

Information relative to the Company's material notes payable at March 31, 2005 is as follows:

	Outstanding	Current	Interest	Interest
Description	Principal	Interest Rate	Expense	Paid
Sun Life Mortgage Loan	$3,650,000	5.05%	$ 26,625	$ 11,264
Fifth Third Bank Note	271,891	4.75%	1,646	875
Cherokee National Note	4,000,000	5.75%	52,611	52,500
At Need Funding Line of
Credit	350,000	5.75%	3,994	3,916
Fifth Third Bank Note	1,459,757	4.75%	16,230	15,801
Farmers Bank Line of
Credit	1	4.75%	-	-
Promissory Note	643,200	4.00%	9,076	-

NOTE H - Employee Benefit Plans: The Company participates in a noncontributory retirement plan which covers substantially all employees. Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service. Benefits are funded based on actuarially-determined amounts.

The following table provides the components of the net periodic benefit cost:

	Three Months Ended
	March 31, 2005	March 31, 2004
Service cost	$ 79,129	$ 80,391
Interest cost	162,305	160,877
Expected return on plan assets	(163,910)	(153,075)
Amortization of prior service cost	-	(5,265)
Amortization of net actuarial loss	30,853	41,130
Net periodic benefit cost	$ 108,377	$ 124,058

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $652,920 to its pension plan in 2005. As of March 31, 2005, $163,230 had been contributed. The Company presently anticipates contributing an additional $489,690 to fund its pension plan in 2005.

NOTE I - Investments: During the third quarter of 2004, the Company began participating in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded in other assets, with an offsetting liability recorded in other liabilities to account for the Company's obligation to return the collateral. The Company obtains collateral in an amount equal to 102% of the fair value of domestic securities loaned, monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary. At March 31, 2005, fixed income securities with a carrying value of $11,183,132 were on loan under this agreement. Income earned relative to this program was $9,762 for the period ended March 31, 2005.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Kentucky Investors is incorporated under the laws of the Commonwealth of Kentucky and wholly owns Investors Heritage Life Insurance Company, a life insurance company also incorporated under the laws of the Commonwealth of Kentucky. Kentucky Investors also wholly owns Investors Heritage Financial Services Group, Inc., a Kentucky insurance marketing company, Investors Heritage Printing, Inc., a Kentucky printing company that provides printing to Investors Heritage Life and other unaffiliated parties, and is the sole member of At Need Funding, LLC, a Kentucky limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies.

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

In response to market conditions, including competitive pricing and the low interest rate environment, we introduced the Legacy Protector and Legacy Preferred product series during 2003. This product series replaced the Legacy 2000 product series. These new plans were designed to help control investment income pressures and increased mortality anti-selection that hampered the Legacy 2000 product series. In general, commissions are slightly lower, guaranteed benefits have been moved further from issue, reserves have been adjusted to better reflect experience, and an underwritten plan has been added. These new products have contributed to improved product profitability.

Investors Heritage Life sells its Heritage Final expense product in final expense markets. Introduced in 2002, this product is reinsured on an 80% quota share basis exclusively with Munich American Reassurance Company. This reinsurance arrangement has helped to reduce first year surplus strain associated with new sales, as well as provide a stable profit stream for the future.

Investors Heritage Life also provides term insurance products, both on a decreasing and a level basis. The Term to 95 product provides level coverage. We will continue to provide our decreasing term policy that is primarily sold through financial institutions.

Kentucky Investors' revenues are derived primarily from the sale of insurance products by Investors Heritage Life, plus its investment results, including realized gains (losses), less interest credited to policyholders, benefits to policyholders and expenses.

While Kentucky Investors continues to expand the operations of Investors Heritage Financial, Investors Heritage Printing and At Need Funding, less than 2% of Kentucky Investors' total operations were generated by those subsidiaries. As expected, more than 10% of Investors Heritage Financial's revenues during the first quarter of 2005 were derived from the sale of Investors Heritage Life's credit insurance products. During the first quarter of 2005, Kentucky Investors received dividends from Investors Heritage Financial in the amount of $31,000. Kentucky Investors anticipates further dividend payments from Investors Heritage Financial during the remainder of 2005.

Kentucky Investors' primary uses of cash are operating expenses, debt service and dividend payments, and Kentucky Investors' principal sources of cash are the dividends paid to it by Investors Heritage Life, Investors Heritage Financial and Investors Heritage Printing. Investors Heritage Life's principal sources of cash are from the sale of life insurance policies and investment income, including realized gains (losses), less benefits to policyholders and expenses. Therefore, the remainder of the discussion will deal with the financial condition and results of operations of Investors Heritage Life.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Kentucky Investors' discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires Kentucky Investors to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On a continuing basis, Kentucky Investors and Investors Heritage Life evaluate their estimates, including those related to investments, deferred acquisition costs, present value of future profits, policy liabilities, income taxes, regulatory requirements, contingencies and litigation. We base such estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies, judgments and estimates are the most critical to the preparation of our consolidated financial statements.

Investments in Fixed Maturities, Equity Securities and Mortgage Loans

Investors Heritage Life holds fixed maturities and equity interests in a variety of issuers. Additionally, Investors Heritage Life originates, underwrites and manages mortgage loans. Investors Heritage Life continuously evaluates all of its investments based on current economic conditions, credit loss experience and other developments. Investors Heritage Life evaluates the difference between the cost/amortized cost and estimated fair value of its investments to determine whether any decline in value is temporary or other-than-temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in shareholders' equity. If a decline in a security's fair value is considered to be other-than-temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated statements of income.

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

Deferred Acquisition Costs

At March 31, 2005, the balance of our deferred acquisition costs was $22,918,000 compared to $22,632,000 at December 31, 2004. The recovery of these costs is dependent on the future profitability of the related business. Periodically, we evaluate the recoverability of the unamortized balance of the deferred acquisition costs. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is immediately charged to amortization expense. The assumptions we use to amortize and evaluate the recoverability of the deferred acquisition costs involve significant judgment. A revision to these assumptions may impact future financial results.

Policy Liabilities

Establishing liabilities for Investors Heritage Life's long-duration insurance contracts requires various assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing, and operating expense levels. We evaluate historical experience for these factors when assessing the need for changing current assumptions. However, since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial estimates and judgment are required. Actual experience may emerge differently from that assumed. Any such difference would be recognized in the current period's consolidated statement of income.

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

We are not aware of any commitments or unusual events that could materially affect capital resources.

In February 2005, Kentucky Investors borrowed $3,650,000 from Sun Life Assurance Company of Canada to finance the purchase of certain home office property previously owned by Investors Heritage Life at a purchase price of $3,650,000. The note is an amortizing loan with a fixed interest rate of 5.05% and with a maturity date of March 1, 2015. The proceeds received by Investors Heritage Life were used to repay their surplus notes to Kentucky Investors, with no significant surplus impact. Additionally, Kentucky Investors used such proceeds to repay the $3,000,000 note to Fifth Third outstanding at December 31, 2004. This transaction was approved by the Kentucky Office of Insurance.

In February 2005, Kentucky Investors borrowed $300,000 from Fifth Third Bank to provide additional working capital. The note has an interest rate equal to 1.0% less than the prime rate established by Fifth Third and a maturity date of March 1, 2008.

Kentucky Investors and Investors Heritage Life will continue to explore various opportunities including corporate reorganizations, acquisitions and purchasing blocks of business from other companies, which may dictate an additional need for either long-term or short-term debt.

Investors Heritage Life has maintained a sound, conservative investment strategy. At March 31, 2005, 88.2% of invested assets consisted of fixed income public bonds compared to 88.3% at December 31, 2004. Fixed income assets are managed by Conning Asset Management Company, an independent portfolio manager.

During the third quarter of 2004, Investors Heritage Life began participating in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded in other assets, with an offsetting liability recorded in other liabilities to account for our obligation to return the collateral.

Additionally, Investors Heritage Life also engages in commercial and residential mortgage lending with approximately 97.8% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At March 31, 2005, 7.4% of invested assets consisted of mortgage loans compared to 7.5% at December 31, 2004. We anticipate funding several new mortgage loan investments during the remainder of 2005 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets. As of March 31, 2005, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 90 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

Investors Heritage Life's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At March 31, 2005 and December 31, 2004, Investors Heritage Life's fixed income investments were 100% investment grade as rated by Standard & Poor's. None of Investors Heritage Life's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

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

We continuously evaluate all of our investments based on current economic conditions, credit loss experience and other developments. We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether a decline in value is temporary or other-than-temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in shareholders' equity. If a decline in a security's fair value is considered to be other-than-temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated statements of income.

The assessment of whether a decline in fair value is considered temporary or other than temporary includes management's judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future impairment charges could be material to the results of our operations. We recognized no other-than-temporary impairment losses in the first quarter of 2005 or the corresponding period in 2004.

We believe that we will recover the cost basis in the securities held with unrealized losses as we have both the intent and ability to hold the securities until they mature or recover in value. Securities are sold to achieve our investment goals, which include the diversification of credit risk, the maintenance of adequate portfolio liquidity and the management of interest rate risk. In order to achieve these goals, sales of investments are based upon current market conditions, liquidity needs and estimates of the future market value of the individual securities.

Results of Operations

Overview

Total premium income (net of reinsurance) for the first quarter of 2005 decreased 10.8% when compared to the first quarter of 2004. The decrease was primarily due to lower sales in the pre-need segment. Net investment income increased 0.6% for the first quarter of 2005 compared to the first quarter of 2004. The increase is primarily due to a larger asset base, however low yield rates on new investments continue to impact the rate of return on our investment portfolio. Overall revenue for the first quarter of 2005 decreased 3.1% when compared to the first quarter of 2004.

Total benefits and expenses were 6.8% lower in the first quarter of 2005 when compared to the same quarter of 2004, primarily due to lower premium production in pre-need sales. After providing for federal income taxes, Kentucky Investors' net income (loss) was $270,333 with earnings per share of $0.25 for the first quarter of 2005 as compared to $(137,196) and earnings per share of $(0.12) for the same period in 2004. The increase in net income is due primarily to realized gains on the sales of common stocks during the first quarter of 2005.

A dividend of $0.38 per share was paid April 8, 2005, to shareholders of record on March 24, 2005.

Business Segments

Kentucky Investors internally evaluates the performance of its operations by the following business segments:

Preneed & Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were 5.0% lower for the first quarter of 2005 when compared to the same period of 2004. The decrease is due primarily to increased competition in the marketplace and an uncertain economic environment. Pre-tax income (loss) from operations for the first quarter of 2005 was $(335,288) compared to $(461,557) for the same period for 2004. Our focus on cost containment measures has continued to control general expense increases. Also, the Legacy Preferred product series continues to improve product profitability and has helped to offset the losses resulting on our previously sold preneed products.

Traditional & Universal Life Products include traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were 3.5% higher for the first quarter of 2005 when compared to the first quarter of 2004. Revenues on this segment are primarily derived from the sales of term insurance products through banks, which have experienced slightly higher demand during 2005. Pre-tax income from operations for the first quarter of 2005 was $152,943 compared to $195,621 for the same period for 2004 primarily because of increased universal life claims coupled with slightly increased general insurance expenses.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident & health insurance products. Revenues were $31,297 for the first quarter of 2005 compared to $36,038 for the same period for 2004. Pre-tax income from operations was $5,409 for the first quarter of 2005 compared to $6,442 for the first quarter of 2004. The revenues and income on the credit insurance line have been affected by the same factors that affect the Traditional & Universal Life products discussed above including consumer loan demand, new federal banking guidelines enacted or being considered by states, and expense savings. All of the related underwriting risk currently produced is being reinsured 100% with highly-rated life companies.

Corporate & Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. Revenues were 0.2% lower for the first quarter of 2005 as compared to the same period in 2004. Pre-tax income from operations was $549,491 for the first quarter of 2005 when compared to $93,012 for the first quarter of 2004. The increase in pre-tax income for the first quarter in 2005 is primarily due to realized gains from the sales of significantly appreciated common stock investments in 2005.

Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 27.4% for the three months ended March 31, 2005 compared to 17.6% for the three months ended March 31, 2004. The increase in the effective tax rate is due primarily to the tax associated with realized gains on the sales of common stock during the quarter.

Forward Looking Information

Kentucky Investors cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, Kentucky Investors , whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect", "anticipate", "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent our beliefs concerning future levels of sales and redemptions of Investors Heritage Life's products, investment spreads and yields, or the earnings and profitability of our activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Kentucky Investors. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable factors and developments. Some of these may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments, industry consolidation and the effects of competition in the insurance business from other insurance companies and other financial institutions operating in our market area and elsewhere. Others may relate to Investors Heritage Life specifically, such as credit, volatility and other risks associated with our investment portfolio. Kentucky Investors cautions that such factors are not exclusive. Kentucky Investors disclaims any obligation to update forward-looking information.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant or material changes in our market risks since December 31, 2004. Measuring market risk is a key function of our asset/liability management process. To test financial risk and investment strategy, we perform an asset adequacy analysis each year. Dynamic models of both assets and liabilities are created to project financial results under several shifts in the current interest rate environment. Results show that our exposure to a relative 10% increase or decrease in the interest rates prevalent at December 31, 2004 is a net loss of less than $500,000. This analysis is performed annually.

Items taken into account on the asset side include prepayment and liquidity risks, asset diversification and quality considerations. On the liability side, interest crediting strategies and policyholder and agent behavior (lapses, loans, withdrawals and premium flow) are dynamically modeled in relationship to the particular interest rate environment tested. Although we are careful to ensure that these assumptions are consistent with the best available data, interest-sensitive cash flows cannot be forecast with certainty and can deviate significantly from the assumptions made.

Because asset and liability durations are continually changing as new policyholder contracts are issued and as new investments are added to the portfolio, we manage our balance sheet on an ongoing basis and our net exposure to changes in interest rates may vary over time. Although the asset adequacy analysis is not performed on a quarterly basis, we believe that our asset base is sufficient to cover the minimal increases or decreases that would be expected to occur during any particular year.

ITEM 4. Controls and Procedures

As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Kentucky Investors (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting during this most recent quarter or subsequent to the date we carried out our evaluation.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Kentucky Investors is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 12, 2005, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on Kentucky Investors' financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

No share repurchases were made pursuant to a publicly announced plan or program. All share repurchases were shares tendered by employees as part of Kentucky Investors' 401(k) plan.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

31(i).1 & 31(i).2	Certifications pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.

BY: /s/
Harry Lee Waterfield II
DATE: May 13, 2005	President

BY: /s/
Raymond L. Carr
DATE: May 13, 2005	Vice President - Chief Financial Officer