Form 10-Q
period 2005-06-30
KENTUCKY INVESTORS INC
filed 2005-08-12
CIK 55362

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THREE AND SIX MONTHS ENDED

JUNE 30, 2005

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

Number of outstanding shares as of June 30, 2005 - 1,100,594.72

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

CONTENTS

PART I -- FINANCIAL INFORMATION

		Page
ITEM 1.	Consolidated Financial Statements	3
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20
ITEM 4.	Controls and Procedures	20

PART I -- FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

KENTUCKY INVESTORS, INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2005	December 31, 2004
Assets
Investments
Securities available for sale, at fair
value:
Fixed maturities (amortized cost
2005-$272,996,954; 2004 -
$269,083,791)	$289,973,531	$285,713,240
Equity securities (cost: 2005 -
$4,809,203; 2004 - $4,997,915)	5,529,432	6,294,261
Mortgage loans on real estate	23,717,350	24,339,656
Policy loans	7,318,887	7,423,238
Other long term investments	869,799	688,858
Short term investments	635,001	638,003

Total investments	328,044,000	325,097,256

Cash and cash equivalents	3,687,643	2,445,782
Accrued investment income	4,612,370	4,527,412
Due and deferred premiums	4,124,676	4,263,602
Deferred acquisition costs	21,877,182	22,632,088
Present value of future profits	345,345	391,137
Leased property under capital leases	387,535	206,082
Property and equipment	1,667,621	1,711,131
Collateral on securities loaned	16,709,229	-
Other assets	4,327,837	4,572,685
Amounts recoverable from reinsurers	54,810,245	56,852,228

Total assets	$440,593,683	$422,699,403

3

Liabilities and Stockholders' Equity
Liabilities
Policy liabilities
Benefit reserves	$333,334,091	$332,244,617
Unearned premium reserves	14,028,404	15,210,315
Policy claims	1,647,099	1,612,474
Dividend and endowment
accumulations	1,207,545	1,219,109
Reserves for dividends and
endowments and other	879,454	858,084
Total policy liabilities	351,096,593	351,144,599
Federal income taxes	9,141,912	9,340,783
Obligations under capital leases	391,784	200,129
Notes payable	10,339,532	9,464,463
Payable under securities loan agreement	16,709,229	-
Other liabilities	3,624,825	3,425,812

Total liabilities	$391,303,875	$373,575,786

Stockholders' Equity
Common Stock (shares issued:
2005 -- 1,100,595; 2004-
1,099,666)	$ 1,100,595	$ 1,099,666
Paid-in surplus	8,563,149	8,560,130
Accumulated other comprehensive
income	10,078,154	10,406,040
Retained earnings	29,547,910	29,057,781

Total stockholders' equity	$ 49,289,808	$ 49,123,617

Total liabilities and stockholders'
equity	$440,593,683	$422,699,403

See accompanying notes.

4

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended June 30
	2005	2004
Revenues

Premiums and other considerations	$12,528,051	$13,361,252
Premiums ceded	(3,444,839)	(3,985,035)

Net premiums earned	9,083,212	9,376,217

Investment income, net of expenses	4,611,245	4,618,866
Realized gains on investments, net	107,253	131,423
Other income	245,583	572,911

Total revenues	14,047,293	14,699,417

Benefits and Expenses

Death and other policyholder benefits	7,998,526	7,812,940
Guaranteed annual endowments	179,246	191,752
Dividends to policyholders	159,825	192,233
Increase in benefit reserves
and unearned premiums	1,746,383	2,010,325
Acquisition costs deferred	(1,280,848)	(1,245,963)
Amortization of deferred acquisition costs	1,566,289	1,518,745
Commissions	599,832	636,129
Other insurance expenses	2,280,097	2,454,564

Total benefits and expenses	13,249,350	13,570,725

Income from operations before
federal income taxes	797,943	1,128,692

Provision (benefit) for federal income taxes:
Current	161,640	18,351
Deferred	(18,000)	212,000

	143,640	230,351

Net income	$ 654,303	$ 898,341
Earnings per share, basic and diluted	$ 0.59	$ 0.79

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

5

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Six Months Ended June 30
	2005	2004
Revenues

Premiums and other considerations	$24,067,800	$26,225,916
Premiums ceded	(6,202,910)	(7,009,285)

Net premiums earned	17,864,890	19,216,631

Investment income, net of expenses	9,059,640	9,042,869
Realized gains on investments, net	685,778	154,301
Other income	466,931	766,234

Total revenues	28,077,239	29,180,035

Benefits and Expenses

Death and other policyholder benefits	17,421,074	19,040,597
Guaranteed annual endowments	337,809	358,903
Dividends to policyholders	303,493	363,265
Increase in benefit reserves
and unearned premiums	2,318,806	1,707,528
Acquisition costs deferred	(2,464,552)	(2,442,611)
Amortization of deferred acquisition costs	2,929,893	3,071,416
Commissions	1,216,629	1,318,501
Other insurance expenses	4,843,589	4,800,226

Total benefits and expenses	26,906,741	28,217,825

Income from operations before
federal income taxes	1,170,498	962,210

Provision for federal income taxes:
Current	182,862	32,065
Deferred	63,000	169,000

	245,862	201,065

Net income	$ 924,636	$ 761,145
Earnings per share, basic and diluted	$ 0.84	$ 0.67

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

6

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2005	2004

Net cash provided by operating activities	$ 4,344,480	$ 3,722,932

Investing activities
Securities available-for-sale:
Purchases	(23,361,961)	(18,320,253)
Sales and maturities	20,126,347	16,499,814
Other investments:
Cost of acquisition	(1,732,023)	(1,238,789)
Sales and maturities	2,280,741	2,373,981
Other investing activities	(344,017)	10,659

Net cash used by investing activities	(3,030,913)	(674,588)

Financing activities
Receipts from universal life policies
credited to policyholder account
balances	3,834,811	4,124,722
Return of policyholder account balances
on universal life policies	(4,351,027)	(4,319,851)
Payments on notes payable	(3,594,931)	(208,400)
Proceeds from notes payable	4,470,000	319,000
Other financing activities	(430,559)	(636,038)

Net cash used by financing
activities	(71,706)	(720,567)

Increase in cash and cash
equivalents	1,241,861	2,327,777

Cash and cash equivalents at beginning
of period	2,445,782	5,844,281

Cash and cash equivalents at end of period	$ 3,687,643	$ 8,172,058

See accompanying notes.

7

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE A -- Nature of Operations: Kentucky Investors, Inc. is the holding company of Investors Heritage Life Insurance Company, Investors Heritage Printing, Inc., a printing company, Investors Heritage Financial Services Group, Inc., an insurance marketing company, and is the sole member of At Need Funding, LLC, a limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies. These entities are collectively hereinafter referred to as the "Company". The operations of Kentucky Investors are principally that of its life insurance company, Investors Heritage Life. The operations of the non-insurance subsidiaries of Kentucky Investors account for less than 3% of our consolidated revenue.

Our operations involve the sale and administration of various insurance and annuity products, including, but not limited to, participating, non-participating, whole life, limited pay, universal life, annuity contracts, credit life, credit accident and health and group insurance policies. The principal markets for the products sold by Investors Heritage Life are in the commonwealths of Kentucky and Virginia, and the states of North Carolina, South Carolina, Ohio, Indiana, Florida, Tennessee, Illinois, Georgia, West Virginia, Michigan, Mississippi, Alabama and Maryland.

NOTE B -- Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004, as included in our Annual Report on Form 10-K.

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

	Income	Shares	Per Share
			Amount
Three months ended June 30, 2005
Basic EPS
Net income	$ 654,303	1,100,595	$ 0.59
Dilutive effect of common equivalent shares of
stock options	-	2,486	-

Diluted EPS
Net income	$ 654,303	1,103,081	$ 0.59

Three months ended June 30, 2004
Basic EPS
Net income	$ 898,341	1,129,925	$ 0.79
Dilutive effect of common equivalent shares of
stock options	-	5,941	-

Diluted EPS
Net income	$ 898,341	1,135,866	$ 0.79

	Income	Shares	Per Share
			Amount
Six months ended June 30, 2005
Basic EPS
Net income	$ 924,636	1,100,185	$ 0.84
Dilutive effect of common equivalent shares of
stock options	-	1,044	-

Diluted EPS
Net income	$ 924,636	1,101,229	$ 0.84

Six months ended June 30, 2004
Basic EPS
Net income	$ 761,145	1,132,860	$ 0.67
Dilutive effect of common equivalent shares of
stock options	-	3,012	-

Diluted EPS
Net income	$ 761,145	1,135,872	$ 0.67

Pursuant to our stock option and stock appreciation rights plan, there were 61,125 outstanding options, having an exercise price of $23.00 per share as of June 30, 2005. During the six month period ended June 30, 2005, 4,875 previously outstanding options were forfeited under the terms of the plan. Our stock price changed from $23.25 per share at December 31, 2004 to $24.55 at March 31, 2005 and $23.40 at June 30, 2005. Accordingly, we recognized a decrease of $77,850 and an increase of $7,950, respectively, in stock compensation expense associated with such options for the three month and six month periods ended June 30, 2005.

NOTE D -- Segment Data: We operate in four segments as shown in the following table. All segments include both individual and group insurance. Identifiable revenues and expenses are assigned directly to the applicable segment. Net investment income is generally allocated to the insurance and the corporate segments in proportion to policy liabilities and stockholders' equity, respectively. Corporate segment results for the parent company, Investors Heritage Printing, Inc., Investors Heritage Financial Services Group, Inc. and At Need Funding LLC, after elimination of intercompany amounts, are presented.

	Three Months Ended
	June 30, 2005	June 30, 2004

Revenues:
Preneed & Burial Products	$10,620,671	$10,486,103
Traditional & Universal Life Products	2,915,895	3,030,144
Credit Insurance Products &
Administrative Services	46,367	52,087
Corporate & Other	464,360	1,131,083
	$14,047,293	$14,699,417

Income (loss) from operations before federal
income tax:
Preneed & Burial Products	$ 90,433	$ 190,362
Traditional & Universal Life Products	317,823	249,258
Credit Insurance Products &
Administrative Services	10,706	63,617
Corporate & Other	378,981	625,455
	$ 797,943	$ 1,128,692

	Six Months Ended
	June 30, 2005	June 30, 2004

Revenues:
Preneed & Burial Products	$ 21,055,601	$ 21,465,743
Traditional & Universal Life Products	5,897,462	5,911,587
Credit Insurance Products &
Administrative Services	77,664	88,125
Corporate & Other	1,046,512	1,714,580
	$ 28,077,239	$ 29,180,035

Income (loss) from operations before federal
income tax:
Preneed & Burial Products	$ (244,855)	$ (271,459)
Traditional & Universal Life Products	485,713	458,016
Credit Insurance Products &
Administrative Services	59,565	76,361
Corporate & Other	870,075	699,292
	$ 1,170,498	$ 962,210

NOTE E -- Federal Income Taxes: Federal income taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the small life insurance company tax deduction.

NOTE F -- Comprehensive Income: The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	June 30, 2005	June 30, 2004
Net income	$ 654,303	$ 898,341
Net unrealized gains (losses) on
available-for-sale securities, net of tax	3,577,536	(820,077)
Comprehensive income	$ 4,231,839	$ 78,264

	Six Months Ended
	June 30, 2005	June 30, 2004
Net income	$ 924,636	$ 761,145
Net unrealized losses on
available-for-sale securities, net of tax	(327,886)	(4,576,134)
Comprehensive income (loss)	$ 596,750	$ (3,814,989)

NOTE G -- Notes Payable: In February 2005, Kentucky Investors borrowed $3,650,000 from Sun Life Assurance Company of Canada to finance the purchase of certain home office property previously owned by Investors Heritage Life at a purchase price of $3,650,000. The note is an amortizing loan with a fixed interest rate of 5.05% and with a maturity date of March 1, 2015. The proceeds received by Investors Heritage Life were used to repay their surplus notes to Kentucky Investors, with no significant surplus impact. Additionally, Kentucky Investors used such proceeds to repay the $3,000,000 note to Fifth Third outstanding at December 31, 2004. This transaction was approved by the Kentucky Office of Insurance.

In February 2005, Kentucky Investors borrowed $300,000 from Fifth Third Bank to provide additional working capital. The note has an interest rate equal to 1.0% less than the prime rate established by Fifth Third and a maturity date of March 1, 2008.

Information relative to our material notes payable at June 30, 2005 and for the six months then ended is as follows:

Description	Outstanding Principal	Current Interest Rate	Interest Expense	Interest Paid
Sun Life Mortgage Loan	$3,579,375	5.05%	$ 72,112	$ 57,049
Fifth Third Bank Note	181,716	5.25	4,259	3,506
Cherokee National Note	4,000,000	6.25	110,167	110,000
At Need Funding
Line of Credit	521,000	6.00	8,379	8,393
Fifth Third Bank Note	1,456,757	5.25	34,330	33,570
Kentucky Investors
Line of Credit	1	5.00	-	-
Promissory Note	580,278	4.00	15,173	12,078

NOTE H -- Employee Benefit Plans: We participate in a noncontributory retirement plan which covers substantially all employees. Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service. Benefits are funded based on actuarially-determined amounts.

The following table provides the components of the net periodic benefit cost:

	Three Months Ended
	June 30, 2005	June 30, 2004
Service cost	$ 79,130	$ 80,392
Interest cost	162,306	160,877
Expected return on plan assets	(163,910)	(153,075)
Amortization of prior service cost	-	(5,264)
Amortization of net actuarial loss	30,853	41,130
Net periodic benefit cost	$ 108,379	$ 124,060

	Six Months Ended
	June 30, 2005	June 30, 2004
Service cost	$ 158,259	$ 160,783
Interest cost	324,611	321,754
Expected return on plan assets	(327,820)	(306,150)
Amortization of prior service cost	-	(10,529)
Amortization of net actuarial loss	61,706	82,260
Net periodic benefit cost	$ 216,756	$ 248,118

We previously disclosed in our financial statements for the year ended December 31, 2004, that we expected to contribute $652,920 to our pension plan in 2005. As of June 30, 2005, $326,460 had been contributed. We presently anticipate contributing an additional $326,460 to fund our pension plan in 2005.

NOTE I -- Investments: During the third quarter of 2004, we began participating in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded in other assets, with an offsetting liability recorded in other liabilities to account for our obligation to return the collateral. We obtain collateral in an amount equal to 102% of the fair value of domestic securities loaned, monitor the market value of securities loaned on a daily basis and obtain additional collateral as necessary. At June 30, 2005, fixed income securities with a carrying value of $16,381,597 were on loan under this agreement. Income earned relative to this program was $9,417 and $19,179, respectively, for the three month and six month periods ended June 30, 2005.

NOTE J -- Subsequent Events: Effective July 14, 2005, we terminated the At Need Funding line of credit and the Kentucky Investors line of credit previously held with Farmers Bank and Capital Trust Co. Both lines of credit were replaced with similar lines of credit with Republic Bank and Trust Company ("Republic Bank"). The At Need Funding line of credit with Republic Bank is in the amount of $2,000,000 with interest to be paid monthly at a rate of 0.5% under the prime rate. The Kentucky Investors line of credit with Republic Bank is in the amount of $150,000 with interest to be paid monthly at a rate of 1% under the prime rate.

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

Our revenues are derived primarily from the sale of insurance products by Investors Heritage Life, plus investment results, including realized gains (losses), less interest credited to policyholders, benefits to policyholders and expenses.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing and At Need Funding, less than 3% of our consolidated revenues were generated by those subsidiaries. As anticipated, approximately 33% of Investors Heritage Financial's revenues for the six month period ended June 30, 2005 were derived from the sale of Investors Heritage Life's credit insurance products. During the first six months of 2005, Kentucky Investors received dividends from Investors Heritage Financial in the amount of $136,000. We anticipate further dividend payments from Investors Heritage Financial during the remainder of 2005.

Our primary uses of cash are operating expenses, debt service and dividend payments, and our principal sources of cash are the dividends paid to us by Investors Heritage Life, Investors Heritage Financial and Investors Heritage Printing. Investors Heritage Life's principal sources of cash are from the sale of life insurance policies and investment income, including realized gains (losses), less benefits to policyholders and expenses. Therefore, the remainder of the discussion will deal with the financial condition and results of operations of Investors Heritage Life.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On a continuing basis, we evaluate our estimates, including those related to investments, deferred acquisition costs, present value of future profits, policy liabilities, income taxes, regulatory requirements, contingencies and litigation. We base such estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies, judgments and estimates are the most critical to the preparation of its consolidated financial statements.

Investments in Fixed Maturities, Equity Securities and Mortgage Loans

We hold fixed maturities and equity interests in a variety of issuers. Additionally, we originate, underwrite and manage mortgage loans. We continuously evaluate all of our investments based on current economic conditions, credit loss experience and other developments. We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in value is temporary or other-than-temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in shareholders' equity. If a decline in a security's fair value is considered to be other-than-temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated statements of income.

The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes our judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future adverse changes in market conditions, poor operating results of underlying investments and defaults on mortgage loan payments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future.

Deferred Acquisition Costs

At June 30, 2005, the balance of our deferred acquisition costs was $21,877,000 compared to $22,632,000 at December 31, 2004. The recovery of these costs is dependent on the future profitability of the related business. Periodically, we evaluate the recoverability of the unamortized balance of the deferred acquisition costs. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is immediately charged to amortization expense. The assumptions we use to amortize and evaluate the recoverability of the deferred acquisition costs involve significant judgment. A revision to these assumptions may impact future financial results.

Policy Liabilities

Establishing liabilities for our long-duration insurance contracts requires various assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing, and operating expense levels. We evaluate historical experience for these factors when assessing the need for changing current assumptions. However, since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial estimates and judgment are required. Actual experience may emerge differently from that assumed. Any such difference would be recognized in the current period's consolidated statement of income.

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

In February 2005, Kentucky Investors borrowed $3,650,000 from Sun Life Assurance Company of Canada to finance the purchase of certain home office property previously owned by Investors Heritage Life at a purchase price of $3,650,000. The note is an amortizing loan with a fixed interest rate of 5.05% and with a maturity date of March 1, 2015. The proceeds received by Investors Heritage Life were used to repay their surplus notes to Kentucky Investors. Additionally, Kentucky Investors used such proceeds to repay the $3,000,000 note to Fifth Third outstanding at December 31, 2004. This transaction was approved by the Kentucky Office of Insurance.

In February 2005, Kentucky Investors borrowed $300,000 from Fifth Third Bank to provide additional working capital. The note has an interest rate equal to 1.0% less than the prime rate established by Fifth Third and a maturity date of March 1, 2008.

Effective July 14, 2005, we terminated the At Need Funding line of credit and the Kentucky Investors line of credit previously held with Farmers Bank and Capital Trust Co. Both lines of credit were replaced with similar lines of credit with Republic Bank and Trust Company ("Republic Bank"). The At Need Funding line of credit with Republic Bank is in the amount of $2,000,000 with interest to be paid monthly at a rate of 0.5% under the prime rate. The Kentucky Investors line of credit with Republic Bank is in the amount of $150,000 with interest to be paid monthly at a rate of 1% under the prime rate.

We will continue to explore various opportunities including corporate reorganizations, acquisitions and purchasing blocks of business from other companies, which may dictate an additional need for either long-term or short-term debt.

Investors Heritage Life has maintained a sound, conservative investment strategy. At June 30, 2005, 88.4% of invested assets consisted of fixed income public bonds compared to 87.9% at December 31, 2004. Fixed income assets are managed by Conning Asset Management Company, an independent portfolio manager.

During the third quarter of 2004, we began participating in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded in other assets, with an offsetting liability recorded in other liabilities to account for our obligation to return the collateral.

Additionally, Investors Heritage Life also engages in commercial and residential mortgage lending with approximately 96.3% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At June 30, 2005, 7.2% of invested assets consisted of mortgage loans compared to 7.5% at December 31, 2004. We anticipate funding several new mortgage loan investments during the remainder of 2005 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets. As of June 30, 2005, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 90 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

Investors Heritage Life's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At June 30, 2005, Investors Heritage Life's fixed income investments were 99.6% investment grade as compared to 100% investment grade at December 31, 2004, as rated by Standard & Poor's. None of Investors Heritage Life's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

Investors Heritage Life's principal long-term obligations are fixed contractual obligations incurred in the sale of its life insurance products. The premiums charged for these products are based on conservative and actuarially sound assumptions as to mortality, persistency and interest. We believe these assumptions will produce revenues sufficient to meet our future contractual benefit obligations and operating expenses, and provide an adequate profit margin.

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

The assessment of whether a decline in fair value is considered temporary or other than temporary includes our judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future impairment charges could be material to the results of our operations. We recognized no other-than-temporary impairment losses during the six month periods ended June 30, 2005 and 2004.

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

Results of Operations

Overview

Premiums earned (net of reinsurance) were $9,083,212 for the second quarter of 2005 (a decrease of 3.1% compared to the second quarter of 2004) and $17,864,890 for the first six months of 2005 (a decrease of 7.0% compared to the same period in 2004). The decrease was primarily due to lower sales in the pre-need and burial segment during the first six months of 2005. Net investment income was $4,611,245 for the second quarter of 2005 (a decrease of 0.2% compared to the second quarter of 2004) and $9,059,640 for the first six months of 2005 (an increase of 0.2% compared to the same period in 2004). The increase for the six month period is primarily due to a larger asset base, however low yield rates on new investments continue to impact the rate of return on our investment portfolio. Overall revenue was $14,047,293 for the second quarter of 2005 (a decrease of 4.4% compared to the second quarter of 2004) and $28,077,239 for the first six months of 2005 (a decrease of 3.8% compared to the same period in 2004).

Total benefits and expenses were $13,249,350 in the second quarter of 2005 (a decrease of 2.4% compared to the second quarter of 2004) and $26,906,741 for the first six months of 2005 (a decrease of 4.6% compared to the same period in 2004). The decrease in benefits and expenses is primarily due to lower pre-need production. After providing for federal income taxes, our net income was $654,303 with earnings per share of $0.59 for the second quarter of 2005 as compared to $898,341 and earnings per share of $0.79 for the second quarter of 2004. Our net income was $924,636 with earnings per share of $0.84 for the first six months of 2005 as compared to $761,145 and earnings per share of $0.67 for the same period in 2004. The increase in net income for the first six months of 2005 is due primarily to realized gains on the sale of common stocks.

A dividend of $0.38 per share was paid April 8, 2005, to shareholders of record on March 24, 2005.

Business Segments

We internally evaluate the performance of Investors Heritage Life operations by the following business segments:

Preneed & Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $10,620,671 for the second quarter of 2005 (an increase of 1.3% compared to the second quarter of 2004) and $21,055,601 for the first six months of 2005 (a decrease of 1.9% compared to the same period of 2004). The decrease for the first six months of 2005 is due primarily to increased competition in the marketplace and an uncertain economic environment. Pre-tax income (loss) from operations was $90,433 for the second quarter of 2005 compared to $190,362 for the same period for 2004 and $(244,855) for the first six months of 2005 compared to $(271,459) for the same period for 2004. Our focus on cost containment measures has continued to control general expense increases. Also, the Legacy Preferred product series continues to improve product profitability and has helped to mitigate the losses resulting on our previously sold preneed products.

Traditional & Universal Life Products include traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were $2,915,895 for the second quarter of 2005 (a decrease of 3.8% compared to the second quarter of 2004) and $5,897,462 for the first six months of 2005 (a decrease of 0.2% compared to the same period of 2004). Revenues on this segment are primarily derived from the sale of term insurance products through banks, which have experienced similar demand during 2005 as in the prior year. Pre-tax income from operations was $317,823 for the second quarter of 2005 compared to $249,258 for the same period for 2004 and $485,713 for the first six months of 2005 compared to $458,016 for the same period for 2004. The increase in pre-tax income is attributable to decreased universal life claims coupled with decreased general insurance expenses.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident & health insurance products. Revenues for this segment were $46,367 for the second quarter of 2005 (a decrease of 11.0% compared to the second quarter of 2004) and $77,664 for the first six months of 2005 (a decrease of 11.9% compared to the same period of 2004). Pre-tax income from operations was $10,706 for the second quarter of 2005 compared to $63,617 for the same period for 2004 and $59,565 for the first six months of 2005 compared to $76,361 for the same period for 2004. The revenues and income on the credit insurance line have been affected by consumer loan demand, new federal banking guidelines enacted or being considered by states, and internal expense savings. All of the related underwriting risk currently produced is being reinsured 100% with highly-rated life companies.

Corporate & Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $464,360 for the second quarter of 2005 (a decrease of 58.9% compared to the second quarter of 2004) and $1,046,512 for the first six months of 2005 (a decrease of 39.0% compared to the same period of 2004). This decrease in revenues is attributable to the significant reduction of the group annuity line of business in 2005 and by $226,000 in miscellaneous income in the prior year relative to the death benefit received on a company-owned life insurance policy. Pre-tax income from operations was $378,981 for the second quarter of 2005 compared to $625,455 for the same period of 2004 and $870,075 for the first six months of 2005 compared to $699,292 for the same period for 2004. The increase in pre-tax income for the first six months of 2005 is due to a considerable decrease in claims associated with the reduction of the group annuity line of business coupled with realized gains from the sale of significantly appreciated common stock investments in 2005.

Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 21.0% for the six months ended June 30, 2005 compared to 20.9% for the six months ended June 30, 2004.

Forward Looking Information

We caution readers regarding certain forward-looking statements contained in this report and in any other statements made by us or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect", "anticipate", "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent our beliefs concerning future levels of sales and redemptions of Investors Heritage Life's products, investment spreads and yields, or our earnings and profitability.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable factors and developments. Some of these may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments, industry consolidation and the effects of competition in the insurance business from other insurance companies and other financial institutions operating in our market area and elsewhere. Others may relate to us specifically, such as credit, volatility and other risks associated with our investment portfolio. We caution that such factors are not exclusive. We disclaim any obligation to update forward-looking information.

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

Because asset and liability durations are continually changing as new policyholder contracts are issued and as new investments are added to the portfolio, we manage our balance sheet on an ongoing basis and its net exposure to changes in interest rates may vary over time. Although the asset adequacy analysis is not performed on a quarterly basis, we believe that our asset base is sufficient to cover the minimal increases or decreases that would be expected to occur during any particular year.

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

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Kentucky Investors is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 9, 2005, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

No share repurchases were made pursuant to a publicly announced plan or program. All share repurchases were shares tendered by employees as part of our 401(k) plan.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the stockholders was held May 12, 2005 at 11:00 a.m.
The purpose of the meeting was to elect directors.

(b) Three (3) directors were elected to hold office for a term of three (3) years or until their successors are duly elected and qualified.

The following individuals were elected for a term of three (3) years and the number of votes cast were as follows

Harold G. Doran, Jr. - Number of Votes Cast FOR - 915,281.72; WITHHELD -
1,427.60

Helen S. Wagner - Number of Votes Cast FOR - 915,589.76; WITHHELD -
1,119.56

David W. Reed - Number of Votes Cast FOR - 915,608.44; WITHHELD -
1,100.88

The other directors whose terms will continue after the meeting are:

Howard L. Graham
Robert M. Hardy, Jr.
Dr. Jerry F. Howell, Jr.
Gordon C. Duke
Harry Lee Waterfield II
Michael F. Dudgeon, Jr.

ITEM 5. Other Information

None

ITEM 6. Exhibits

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

KENTUCKY INVESTORS, INC.

BY: /s/
Harry Lee Waterfield II
DATE: August 11, 2005	President

BY: /s/
Raymond L. Carr
DATE: August 11, 2005	Vice President - Chief Financial Officer