Form 10-Q
period 2005-09-30
KENTUCKY INVESTORS INC
filed 2005-11-14
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Number of outstanding shares as of September 30, 2005 - 1,100,594.72

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

CONTENTS

PART I -- FINANCIAL INFORMATION

		Page
ITEM 1.	Consolidated Financial Statements	3
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20
ITEM 4.	Controls and Procedures	20

PART I -- FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

KENTUCKY INVESTORS, INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2005	December 31, 2004
Assets
Investments
Securities available for sale, at fair
value:
Fixed maturities (amortized cost
2005-$275,195,893; 2004 -
$269,083,791)	$285,465,965	$285,713,240
Equity securities (cost: 2005 -
$2,809,200; 2004 - $4,997,915)	3,462,979	6,294,261
Mortgage loans on real estate	23,432,752	24,339,656
Policy loans	7,306,842	7,423,238
Other long term investments	1,627,878	688,858
Short term investments	635,002	638,003

Total investments	321,931,418	325,097,256

Cash and cash equivalents	4,158,720	2,445,782
Accrued investment income	3,740,214	4,527,412
Due premiums	3,423,487	4,263,602
Deferred acquisition costs	22,400,046	22,632,088
Present value of future profits	322,449	391,137
Leased property under capital leases	480,240	206,082
Property and equipment	1,623,293	1,711,131
Collateral on securities loaned	13,636,668	-
Other assets	4,328,316	4,572,685
Amounts recoverable from reinsurers	55,470,849	56,852,228

Total assets	$431,515,700	$422,699,403

Liabilities and Stockholders' Equity
Liabilities
Policy liabilities:
Benefit reserves	$335,203,077	$332,244,617
Unearned premium reserves	14,551,384	15,210,315
Policy claims	1,617,622	1,612,474
Dividend and endowment
accumulations	1,196,388	1,219,109
Reserves for dividends and
endowments and other	870,198	858,084
Total policy liabilities	353,438,669	351,144,599
Federal income taxes	7,125,776	9,340,783
Obligations under capital leases	478,787	200,129
Notes payable	6,958,214	9,464,463
Payable under securities loan agreement	13,636,668	-
Other liabilities	4,001,869	3,425,812

Total liabilities	$385,639,983	$373,575,786

Stockholders' Equity
Common stock (shares issued:
2005 - 1,100,595; 2004-
1,099,666)	$ 1,100,595	$ 1,099,666
Paid-in surplus	8,563,149	8,560,130
Accumulated other comprehensive
income	6,125,297	10,406,040
Retained earnings	30,086,676	29,057,781

Total stockholders' equity	$ 45,875,717	$ 49,123,617

Total liabilities and stockholders'
equity	$431,515,700	$422,699,403

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended September 30
	2005	2004
Revenues

Premiums and other considerations	$13,286,050	$12,485,824
Premiums ceded	(4,177,935)	(3,360,581)

Net premiums earned	9,108,115	9,125,243

Investment income, net of expenses	4,500,293	4,647,233
Realized gains (losses) on investments, net	(4,656)	2,050
Other income	298,710	276,080

Total revenues	13,902,462	14,050,606

Benefits and Expenses

Death and other policyholder benefits	7,448,143	14,255,743
Guaranteed annual endowments	140,188	148,037
Dividends to policyholders	137,330	137,782
Increase (decrease) in benefit reserves
and unearned premiums	1,908,069	(4,438,301)
Acquisition costs deferred	(1,313,997)	(1,104,439)
Amortization of deferred acquisition costs	1,599,453	1,383,159
Commissions	644,091	611,571
Other insurance expenses	2,657,245	2,321,643

Total benefits and expenses	13,220,522	13,315,195

Income from operations before
federal income taxes	681,940	735,411

Provision (benefit) for federal income taxes:
Current	194,272	15,418
Deferred	(51,100)	38,000

	143,172	53,418

Net income	$ 538,768	$ 681,993
Earnings per share, basic and diluted	$ 0.49	$ 0.60

Dividends per share	$ -	$ -

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Nine Months Ended September 30
	2005	2004
Revenues

Premiums and other considerations	$37,353,850	$38,711,740
Premiums ceded	(10,380,845)	(10,369,866)

Net premiums earned	26,973,005	28,341,874

Investment income, net of expenses	13,559,933	13,690,102
Realized gains on investments, net	681,122	156,351
Other income	765,641	1,042,314

Total revenues	41,979,701	43,230,641

Benefits and Expenses

Death and other policyholder benefits	24,869,217	33,296,340
Guaranteed annual endowments	477,997	506,940
Dividends to policyholders	440,823	501,047
Increase (decrease) in benefit reserves
and unearned premiums	4,226,875	(2,730,773)
Acquisition costs deferred	(3,778,549)	(3,547,050)
Amortization of deferred acquisition costs	4,529,346	4,454,575
Commissions	1,860,720	1,930,072
Other insurance expenses	7,500,834	7,121,869

Total benefits and expenses	40,127,263	41,533,020

Income from operations before
federal income taxes	1,852,438	1,697,621

Provision for federal income taxes:
Current	377,134	47,483
Deferred	11,900	207,000

	389,034	254,483

Net income	$ 1,463,404	$ 1,443,138
Earnings per share, basic and diluted	$ 1.33	$ 1.27

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2005	2004

Net cash provided by operating activities	$ 8,865,417	$ 1,402,647

Investing activities
Securities available-for-sale:
Purchases	(32,543,755)	(26,421,743)
Sales and maturities	25,003,490	21,799,264
Other investments:
Cost of acquisition	(3,566,489)	(1,932,481)
Sales and maturities	3,653,770	3,334,707
Other investing activities	(501,501)	35,712

Net cash used by investing activities	(7,954,485)	(3,184,541)

Financing activities
Receipts from universal life policies
credited to policyholder account
balances	5,897,628	6,008,518
Return of policyholder account balances
on universal life policies	(6,158,814)	(6,232,310)
Payments on notes payable	(5,065,249)	(561,911)
Proceeds from notes payable	6,559,000	444,000
Other financing activities	(430,559)	(636,039)

Net cash provided (used) by financing
activities	802,006	(977,742)

Increase (decrease) in cash and cash
equivalents	1,712,938	(2,759,636)

Cash and cash equivalents at beginning
of period	2,445,782	5,844,281

Cash and cash equivalents at end of period	$ 4,158,720	$ 3,084,645

See accompanying notes.

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE A - Nature of Operations: Kentucky Investors, Inc. is the holding company of Investors Heritage Life Insurance Company, Investors Heritage Printing, Inc., a printing company, Investors Heritage Financial Services Group, Inc., an insurance marketing company, and is the sole member of At Need Funding, LLC, a limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies. These entities are collectively hereinafter referred to as the "Company". The operations of Kentucky Investors are principally that of its life insurance company, Investors Heritage Life. The operations of the non-insurance subsidiaries of Kentucky Investors account for less than 4% of our consolidated revenue.

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

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004, as included in our Annual Report on Form 10-K.

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

Income	Shares	Per Share
Amount
Three months ended September 30, 2005
Basic EPS
Net income	$ 538,768	1,100,595	$ 0.49
Dilutive effect of common equivalent shares of
stock options	-	1,805	-

Diluted EPS
Net income	$ 538,768	1,102,400	$ 0.49

Three months ended September 30, 2004
Basic EPS
Net income	$ 681,993	1,129,925	$ 0.60
Dilutive effect of common equivalent shares of
stock options	-	3,012	-

Diluted EPS
Net income	$ 681,993	1,132,937	$ 0.60

Income	Shares	Per Share
Amount
Nine months ended September 30, 2005
Basic EPS
Net income	$1,463,404	1,100,323	$ 1.33
Dilutive effect of common equivalent shares of
stock options	-	2,547	-

Diluted EPS
Net income	$1,463,404	1,102,870	$ 1.33

Nine months ended September 30, 2004
Basic EPS
Net income	$1,443,138	1,131,874	$ 1.27
Dilutive effect of common equivalent shares of
stock options	-	3,012	-

Diluted EPS
Net income	$1,443,138	1,134,886	$ 1.27

Pursuant to our stock option and stock appreciation rights plan, there were 61,125 outstanding options, having an exercise price of $23.00 per share as of September 30, 2005. Our stock price changed from $23.25 per share at December 31, 2004 to $23.40 at June 30, 2005 and $24.00 at September 30, 2005. Accordingly, we recognized an increase of $36,675 and an increase of $44,625, respectively, in stock compensation expense associated with such options for the three month and nine month periods ended September 30, 2005.

NOTE D - Segment Data: We operate in four segments as shown in the following table. All segments include both individual and group insurance. Identifiable revenues and expenses are assigned directly to the applicable segment. Net investment income is generally allocated to the insurance and the corporate segments in proportion to policy liabilities and stockholders' equity, respectively. Corporate segment results for the parent company, Investors Heritage Printing, Inc., Investors Heritage Financial Services Group, Inc. and At Need Funding LLC, after elimination of intercompany amounts, are presented.

Three Months Ended
September 30, 2005	September 30, 2004

Revenues:
Preneed & Burial Products	$10,703,625	$10,620,866
Traditional & Universal Life Products	2,690,234	2,859,449
Credit Insurance Products &
Administrative Services	64,276	45,086
Corporate & Other	444,327	525,205
$13,902,462	$14,050,606

Income (loss) from operations before federal
income taxes:
Preneed & Burial Products	$ 394,559	$ 602,617
Traditional & Universal Life Products	194,706	190,577
Credit Insurance Products &
Administrative Services	42,165	40,410
Corporate & Other	50,510	(98,193)
$ 681,940	$ 735,411

Nine Months Ended
September 30, 2005	September 30, 2004

Revenues:
Preneed & Burial Products	$31,759,226	$32,086,609
Traditional & Universal Life Products	8,587,696	8,771,036
Credit Insurance Products &
Administrative Services	141,940	133,211
Corporate & Other	1,490,839	2,239,785
$41,979,701	$43,230,641

Income from operations before federal
income taxes:
Preneed & Burial Products	$ 149,704	$ 331,158
Traditional & Universal Life Products	680,419	648,593
Credit Insurance Products &
Administrative Services	101,730	116,771
Corporate & Other	920,585	601,099
$ 1,852,438	$ 1,697,621

NOTE E - Federal Income Taxes: Federal income taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the small life insurance company tax deduction, dividends received deduction and nondeductible expense associated with company-owned life insurance.

NOTE F - Comprehensive Income (Loss): The components of comprehensive income (loss), net of related federal income taxes, are as follows:

Three Months Ended
September 30, 2005	September 30, 2004
Net income	$ 538,768	$ 681,993
Net unrealized gains (losses) on
available-for-sale securities, net of taxes	(3,952,857)	3,942,959
Comprehensive income (loss)	$ (3,414,089)	$ 4,624,952

Nine Months Ended
September 30, 2005	September 30, 2004
Net income	$ 1,463,404	$ 1,443,138
Net unrealized losses on
available-for-sale securities, net of taxes	(4,280,743)	(633,175)
Comprehensive income (loss)	$ (2,817,339)	$ 809,963

NOTE G - Notes Payable: In February 2005, Kentucky Investors borrowed $3,650,000 from Sun Life Assurance Company of Canada to finance the purchase of certain home office property previously owned by Investors Heritage Life at a purchase price of $3,650,000. The note is an amortizing loan with a fixed interest rate of 5.05% and with a maturity date of March 1, 2015. The proceeds received by Investors Heritage Life were used to repay their surplus notes to Kentucky Investors. Additionally, Kentucky Investors used such proceeds to repay the $3,000,000 note to Fifth Third Bank, Lexington, Kentucky ("Fifth Third") outstanding at December 31, 2004. This transaction was approved by the Kentucky Office of Insurance.

In February 2005, Kentucky Investors borrowed $300,000 from Fifth Third to provide additional working capital. The note has an interest rate equal to 1.0% less than the prime rate established by Fifth Third and a maturity date of March 1, 2008.

Effective July 14, 2005, we terminated the At Need Funding line of credit and the Kentucky Investors line of credit previously held with Farmers Bank and Capital Trust Co. Both lines of credit were replaced with similar lines of credit with Republic Bank and Trust Company, Louisville, Kentucky ("Republic Bank"). The At Need Funding line of credit with Republic Bank is in the amount of $2,000,000 with interest to be paid monthly at a rate of 0.5% under the prime rate. The Kentucky Investors line of credit with Republic Bank is in the amount of $150,000 with interest to be paid monthly at a rate of 1.2% under the prime rate.

On September 30, 2005, Kentucky Investors and Cherokee National Life Insurance Company ("Cherokee National") agreed to cancel our outstanding promissory note in the amount of $4,000,000 in exchange for our ownership of 400,000 shares of series A preferred stock of Cherokee National. This transaction reduced our investment in equity securities as well as our notes payable by $4,000,000.

Information relative to our notes payable at September 30, 2005 and for the nine months then ended is as follows:

	Outstanding	Current	Interest	Interest
Description	Principal	Interest Rate	Expense	Paid
Sun Life Mortgage Loan	$3,507,855	5.05%	$ 116,701	$ 101,939
Fifth Third Bank Note	1,456,757	5.75	54,532	53,054
At Need Funding
Line of Credit	1,305,000	6.25	13,877	10,049
Promissory Note	580,278	4.00	20,975	12,078
Fifth Third Bank Note	89,623	5.75	5,901	5,505
Daimler Chrysler Auto Financing	18,701	-	-	-
Kentucky Investors Line of Credit	-	5.55	-	-

NOTE H - Employee Benefit Plan: We participate in a noncontributory retirement plan which covers substantially all employees. Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service. Benefits are funded based on actuarially-determined amounts.

The following table provides the components of the net periodic benefit cost:

	Three Months Ended
	September 30, 2005	September 30, 2004
Service cost	$ 79,129	$ 80,391
Interest cost	162,305	160,876
Expected return on plan assets	(163,909)	(153,075)
Amortization of prior service cost	-	(5,265)
Amortization of net actuarial loss	30,852	41,129
Net periodic benefit cost	$ 108,377	$ 124,056

	Nine Months Ended
	September 30, 2005	September 30, 2004
Service cost	$ 237,388	$ 241,174
Interest cost	486,916	482,630
Expected return on plan assets	(491,729)	(459,225)
Amortization of prior service cost	-	(15,794)
Amortization of net actuarial loss	92,558	123,389
Net periodic benefit cost	$ 325,133	$ 372,174

We previously disclosed in our financial statements for the year ended December 31, 2004, that we expected to contribute $652,920 to our pension plan in 2005. As of September 30, 2005, $489,690 had been contributed. We presently anticipate contributing an additional $163,230 to fund our pension plan in 2005.

NOTE I - Investments: During the third quarter of 2004, we began participating in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded as an asset, with an offsetting liability recorded to account for our obligation to return the collateral. We obtain collateral in an amount equal to 102% of the fair value of domestic securities loaned, monitor the market value of securities loaned on a daily basis and obtain additional collateral as necessary. At September 30, 2005, fixed income securities with a carrying value of $13,369,282 were on loan under this agreement. Income earned relative to this program was $14,302 and $33,481, respectively, for the three month and nine month periods ended September 30, 2005.

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

In response to market conditions, including competitive pricing and the low interest rate environment, we introduced the Legacy Protector and Legacy Preferred product series during 2003. This product series replaced the Legacy 2000 product series. These new plans were designed to help control investment income pressures and increased mortality anti-selection that hampered the Legacy 2000 product series. In general, commissions are slightly lower, guaranteed benefits have been moved further from issue, reserves have been adjusted to better reflect experience, and an underwritten plan has been added. These products have contributed to improved product profitability within our preneed and burial products segment.

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

Our income is derived primarily from the sale of insurance products by Investors Heritage Life, plus investment results, including realized gains (losses), less interest credited to policyholders, benefits to policyholders and expenses.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing and At Need Funding, less than 4% of our consolidated revenues were generated by those subsidiaries. As anticipated, approximately 27% of Investors Heritage Financial's revenues for the nine month period ended September 30, 2005 were derived from the sale of Investors Heritage Life's credit insurance products. During the first nine months of 2005, Kentucky Investors received dividends from Investors Heritage Financial in the amount of $242,000. We anticipate further dividend payments from Investors Heritage Financial during the remainder of 2005.

Our primary uses of cash are operating expenses, debt service and dividend payments, and our principal sources of cash are the dividends paid to us by Investors Heritage Life, Investors Heritage Financial and Investors Heritage Printing. Investors Heritage Life's principal sources of cash are from the sale of life insurance policies and investment income, including realized gains (losses), less benefits to policyholders and expenses. Therefore, the remainder of the discussion will deal primarily with the financial condition and results of operations of Investors Heritage Life.

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

Investments in Fixed Maturities, Equity Securities and Mortgage Loans

We hold fixed maturities and equity interests in a variety of issuers. Additionally, we originate, underwrite and manage mortgage loans. We continuously evaluate all of our investments based on current economic conditions, credit loss experience and other developments. We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in value is temporary or other-than-temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders' equity. If a decline in a security's fair value is considered to be other-than-temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated income statements.

The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes our judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict if and when it may be determined that a specific security will become impaired. Future adverse changes in market conditions, poor operating results of underlying investments and defaults on mortgage loan payments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future.

Deferred Acquisition Costs

At September 30, 2005, the balance of our deferred acquisition costs was $22,400,000 compared to $22,632,000 at December 31, 2004. The recovery of these costs is dependent on the future profitability of the related business. Periodically, we evaluate the recoverability of the unamortized balance of the deferred acquisition costs. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is immediately charged to amortization expense. The assumptions we use to amortize and evaluate the recoverability of the deferred acquisition costs involve significant judgment. A revision to these assumptions may impact future financial results.

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

In February 2005, Kentucky Investors borrowed $3,650,000 from Sun Life Assurance Company of Canada to finance the purchase of certain home office property previously owned by Investors Heritage Life at a purchase price of $3,650,000. The note is an amortizing loan with a fixed interest rate of 5.05% and with a maturity date of March 1, 2015. The proceeds received by Investors Heritage Life were used to repay their surplus notes to Kentucky Investors. Additionally, Kentucky Investors used such proceeds to repay the $3,000,000 note to Fifth Third Bank, Lexington, Kentucky ("Fifth Third") outstanding at December 31, 2004. This transaction was approved by the Kentucky Office of Insurance.

In February 2005, Kentucky Investors borrowed $300,000 from Fifth Third to provide additional working capital. The note has an interest rate equal to 1.0% less than the prime rate established by Fifth Third and a maturity date of March 1, 2008. However, we expect to repay this note by December 31, 2005.

Effective July 14, 2005, we terminated the At Need Funding line of credit and the Kentucky Investors line of credit previously held with Farmers Bank and Capital Trust Co. Both lines of credit were replaced with similar lines of credit with Republic Bank and Trust Company, Louisville, Kentucky ("Republic Bank"). The At Need Funding line of credit with Republic Bank is in the amount of $2,000,000 with interest to be paid monthly at a rate of 0.5% under the prime rate. The Kentucky Investors line of credit with Republic Bank is in the amount of $150,000 with interest to be paid monthly at a rate of 1.2% under the prime rate.

On September 30, 2005, Kentucky Investors and Cherokee National Life Insurance Company ("Cherokee National") agreed to cancel our outstanding promissory note in the amount of $4,000,000 in exchange for our ownership of 400,000 shares of series A preferred stock of Cherokee National. This transaction reduced our investment in equity securities as well as our notes payable by $4,000,000.

We will continue to explore various opportunities including acquisitions and purchasing blocks of business from other companies, which may dictate an additional need for either long-term or short-term debt.

Investors Heritage Life has maintained a sound, conservative investment strategy. At September 30, 2005, 88.7% of invested assets consisted of fixed income publicly-traded bonds compared to 87.9% at December 31, 2004. Fixed income assets are managed by Conning Asset Management Company, an independent portfolio manager.

During the third quarter of 2004, we began participating in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded as an asset, with an offsetting liability recorded to account for our obligation to return the collateral.

Additionally, Investors Heritage Life also engages in commercial and residential mortgage lending with approximately 93.9% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At September 30, 2005, 7.3% of invested assets consisted of mortgage loans compared to 7.5% at December 31, 2004. We anticipate funding several new mortgage loan investments during the remainder of 2005 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets. As of September 30, 2005, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 90 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

Investors Heritage Life's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At September 30, 2005, Investors Heritage Life's fixed income investments were 99.6% investment grade as compared to 100% investment grade at December 31, 2004, as rated by Standard & Poor's. None of Investors Heritage Life's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

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

We continuously evaluate all of our investments based on current economic conditions, credit loss experience and other developments. We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether a decline in value is temporary or other-than-temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders' equity. If a decline in a security's fair value is considered to be other-than-temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated income statements.

The assessment of whether a decline in fair value is considered temporary or other than temporary includes our judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future impairment charges could be material to the results of our operations. We recognized no other-than-temporary impairment losses during the nine month periods ended September 30, 2005 and 2004.

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

Results of Operations

Overview

Premiums earned (net of reinsurance) were $9,108,115 for the third quarter of 2005 (a decrease of 0.2% compared to the third quarter of 2004) and $26,973,005 for the first nine months of 2005 (a decrease of 4.8% compared to the same period in 2004). The decrease was primarily due to lower sales in the pre-need and burial segment during the first nine months of 2005. Net investment income was $4,500,293 for the third quarter of 2005 (a decrease of 3.2% compared to the third quarter of 2004) and $13,559,933 for the first nine months of 2005 (a decrease of 1.0% compared to the same period in 2004). The decrease was primarily due to lower yield rates on new asset purchases which have impacted the rate of return on our investment portfolio. Overall revenue was $13,902,462 for the third quarter of 2005 (a decrease of 1.1% compared to the third quarter of 2004) and $41,979,701 for the first nine months of 2005 (a decrease of 2.9% compared to the same period in 2004).

Total benefits and expenses were $13,220,522 in the third quarter of 2005 (a decrease of 0.7% compared to the third quarter of 2004) and $40,127,263 for the first nine months of 2005 (a decrease of 3.4% compared to the same period in 2004). The decrease in benefits and expenses was primarily due to lower reserve increases and benefit payments correlating with the decrease in preneed production. After providing for federal income taxes, our net income was $538,768 with earnings per share of $0.49 for the third quarter of 2005 as compared to $681,993 and earnings per share of $0.60 for the third quarter of 2004. Our net income was $1,463,404 with earnings per share of $1.33 for the first nine months of 2005 as compared to $1,443,138 and earnings per share of $1.27 for the same period in 2004. The increase in net income for the first nine months of 2005 was due primarily to realized gains on the sale of common stocks.

A dividend of $0.38 per share was paid April 8, 2005, to shareholders of record on March 24, 2005.

Business Segments

We internally evaluate the performance of Investors Heritage Life operations by the following business segments:

Preneed & Burial Products include both life and annuity products sold by funeral directors and affiliated agents to fund prearranged funerals. Revenues for this segment were $10,703,625 for the third quarter of 2005 (an increase of 0.8% compared to the third quarter of 2004) and $31,759,226 for the first nine months of 2005 (a decrease of 1.0% compared to the same period of 2004). The decrease for the first nine months of 2005 was due primarily to increased competition in the marketplace and an uncertain economic environment. Pre-tax income from operations was $394,559 for the third quarter of 2005 compared to $602,617 for the same period for 2004 and $149,704 for the first nine months of 2005 compared to $331,158 for the same period for 2004. The decrease in pre-tax income was primarily attributable to an increase in general expenses coupled with lower investment income compared to the same period for 2004.

Traditional & Universal Life Products include traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were $2,690,234 for the third quarter of 2005 (a decrease of 5.9% compared to the third quarter of 2004) and $8,587,696 for the first nine months of 2005 (a decrease of 2.1% compared to the same period of 2004). Revenues on this segment were primarily derived from the sale of term insurance products through banks, which have experienced lower demand during 2005 compared to the prior year. Pre-tax income from operations was $194,706 for the third quarter of 2005 compared to $190,577 for the same period for 2004 and $680,419 for the first nine months of 2005 compared to $648,593 for the same period for 2004.

Credit Insurance Products & Administrative Services include the marketing and administration of credit life and credit accident & health insurance products. Revenues for this segment were $64,276 for the third quarter of 2005 (an increase of 42.6% compared to the third quarter of 2004) and $141,940 for the first nine months of 2005 (an increase of 6.6% compared to the same period of 2004). Pre-tax income from operations was $42,165 for the third quarter of 2005 compared to $40,410 for the same period for 2004 and $101,730 for the first nine months of 2005 compared to $116,771 for the same period for 2004. The revenues and income on the credit insurance line have increased primarily due to an expanding market base as a result of our affiliation with the Kentucky Bankers Association. All of the related underwriting risk currently produced is being reinsured 100% with highly-rated life companies.

Corporate & Other consists of corporate accounts measured primarily by stockholders' paid-in surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $444,327 for the third quarter of 2005 (a decrease of 15.4% compared to the third quarter of 2004) and $1,490,839 for the first nine months of 2005 (a decrease of 33.4% compared to the same period of 2004). This decrease in revenues was attributable to the significant reduction of the group annuity line of business in 2005 and by $226,000 in miscellaneous income in the prior year relative to the death benefit received on a company-owned life insurance policy. Pre-tax income (loss) from operations was $50,510 for the third quarter of 2005 compared to ($98,193) for the same period of 2004 and $920,585 for the first nine months of 2005 compared to $601,099 for the same period for 2004. The increase in pre-tax income for the first nine months of 2005 was due to a considerable decrease in claims associated with the reduction of the group annuity line of business coupled with realized gains from the sale of significantly appreciated common stock investments in 2005.

Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 21.0% for the nine months ended September 30, 2005 compared to 15.0% for the nine months ended September 30, 2004. The increase in the effective tax rate was primarily attributable to certain non-taxable income items in 2004, principally the release of self insurance reserves and proceeds received from a company-owned life insurance policy.

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

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Kentucky Investors is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 10, 2005, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

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

KENTUCKY INVESTORS, INC.

BY: /s/
Harry Lee Waterfield II
DATE: November 10, 2005	President

BY: /s/
Raymond L. Carr
DATE: November 10, 2005	Vice President - Chief Financial Officer