Form 10-K
period 2005-12-31
KENTUCKY INVESTORS INC
filed 2006-03-29
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ( ) NO (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ( ) NO (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  (X)         NO  (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendments to this Form 10-K.  (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( ) Accelerated filer ( ) Non-accelerated filer (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ( ) NO (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the average bid and asked price of such common equity as of December 31, 2005.   $13,543,963.00

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class
Common Capital Stock

Outstanding at December 31, 2005
1,104,772.72

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 2005 (Form 10-K, Items 1, 1A, 5, 6, 7, 7A, 8 and 15)

(2) Portions of the Proxy Statement dated April 13, 2006, for the Annual Meeting of Stockholders to be held May 11, 2006 (Form 10-K, Items 10, 11, 12, 13 and 14.)

CONTENTS

PART I

		Page
Item 1.	Business	4
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15

Part IV

Item 15.	Exhibits, Financial Statement Schedules	22
Index To Exhibits		23
Signatures		24

PART I

Item 1. Business

(a) Business Overview

Kentucky Investors, Inc. is the holder of 100% of the outstanding common stock of a life insurance company, a printing company and an insurance marketing company and is the sole member of a Kentucky limited liability company.

Kentucky Investors owns 100% of Investors Heritage Life Insurance Company, Investors Heritage Printing, Inc. and Investors Heritage Financial Services Group, Inc. Kentucky Investors is the sole member of At Need Funding, LLC, a Kentucky limited liability corporation. We will be referring to Investors Heritage Printing, Investors Heritage Financial and At Need Funding as the "Non-insurance Subsidiaries". We will be referring to Investors Heritage Life, Investors Heritage Printing, Investors Heritage Financial and At Need Funding as the "Subsidiaries". We will also be referring to Kentucky Investors and its subsidiaries as the "Company".

Investors Heritage Life owns 96% of Investors Underwriters, Inc., an investment holding company. While the Non-insurance Subsidiaries continue to expand, less than 2% of Kentucky Investors' total consolidated revenues were generated by the Non-insurance Subsidiaries for the year ended December 31, 2005. The Non-insurance Subsidiaries' total assets and stockholders' equity comprised less than 1% in the aggregate of the Kentucky Investors' reported total assets and stockholders' equity as of December 31, 2005.

Investors Heritage Financial markets Investors Heritage Life's credit insurance and mortgage redemption products and also markets a variety of products to financial institutions for a number of other unaffiliated companies.

(b) Financial Information About Business Segments

Investors Heritage Life

The business segments of Investors Heritage Life are identified and discussed on Schedule III, Supplementary Insurance Information and on pages 44-45 of the Annual Report to Stockholders for the year ended December 31, 2005 and are incorporated herein by reference. Investors Heritage Life offers a portfolio of the standard forms of participating and non-participating whole life, limited pay, endowments, split-funding, interest-sensitive whole life, guaranteed issue whole life, universal life, term and group life. In addition, Investors Heritage Life writes credit life and credit accident and health insurance (collectively "Credit Insurance") on a group basis.  The business of Investors Heritage Life is not seasonal.

Ordinary Production. The business segments for ordinary production are Preneed and Burial products ("Preneed") and Traditional and Universal Life products ("Traditional"). Ordinary in force accounts for 33% of total in force business. Investors Heritage Life is working diligently to increase ordinary product sales. The largest increase in this area over the last several years has been the Preneed and Burial products sales in the final expense and preneed funeral markets. Final expense sales include the sale of small face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. Preneed funeral sales include the sale of modal multiple premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract.

Preneed sales were up 3.2% during 2005 primarily due to a stabilized economic environment and improved confidence among our customer base. Investors Heritage Life strives to continue to improve its marketing capability in this area.

In addition, our efforts and strategy to continue a successful ordinary insurance operation hinge on continuing to provide solid products and outstanding administrative service and on the personal relationships developed and fostered each year. In 2003, the Legacy 2000 product series was replaced with the Legacy Protector and Legacy Preferred products for both the single premium as well as the multi-pay policies. Performance of this product series is in line with expectations and has improved product profitability in this segment. Our Preneed and Burial product sales are generated primarily through independent funeral homes in fourteen states.

Credit Insurance Products and Administrative Services ("Credit Insurance"). Investors Heritage Life has sold Credit Insurance since 1966. Since 1996, Investors Heritage Financial has marketed Investors Heritage Life's Credit Insurance products and will continue to do so in 2006. All of the risk on Credit Insurance policies sold by Investors Heritage Life has been and will continue to be reinsured with larger, highly rated companies. Currently, Investors Heritage Life has reinsurance agreements with Scottish Re (U.S.), Inc. and RBC Reinsurance (Ireland) Ltd. During 2005, Investors Heritage Life, with the assistance of Investors Heritage Financial, entered into a joint venture partnership with the Kentucky Bankers Association ("KBA") to market various products to all of the KBA members throughout the Commonwealth of Kentucky. Investors Heritage Life will reinsure credit business sold through KBA members to, and will serve in an administrative capacity for, Kenbanc Reinsurance Company, Ltd., the KBA's wholly-owned captive insurance company. Investors Heritage Financial will market Investors Heritage Life credit insurance products and mortgage redemption products through this partnership as well as products for several unaffiliated companies. These relationships will allow Investors Heritage Financial to provide more products and better serve our existing accounts thereby allowing us to further strengthen these agency relationships. In addition, it will increase our market share through the Kentucky financial institutions.

(c) Narrative Description of Business

Preneed and Burial Products.   Approximately 50% of total ordinary insurance in force is Preneed and Burial Products. Sales for this segment are under the direct supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have several district managers under their supervision. As a result of Investors Heritage Life's growth in the Preneed area, agency relationships have also been entered into directly with numerous funeral home owners. Management anticipates this trend to continue and, depending on the size of the funeral home and state law, preneed counselors may also become part of the agency force.

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

During the first quarter 2003, Investors Heritage Life introduced the "Legacy Protector and Legacy Preferred Series", its fifth generation of life products designed for the preneed funeral market. These products provide an underwritten and a guaranteed issue single premium policy as well as underwritten and guaranteed issue multi-pay policies. All of the products provide for increasing death benefits on a non-guaranteed basis with a guaranteed minimum increase and the reduced benefit period has been lengthened for the guaranteed issue multi-pay product. The performance of these products is currently in line with expectations.

Investors Heritage Life also markets a series of final expense whole life insurance policies known as the "Heritage Final Expense Products". These products are non-participating whole life insurance issued with simplified underwriting. These products are offered outside of the preneed market and are performing in line with expectations.

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

Approximately 50% of total ordinary insurance in force is Traditional and Universal Life. These sales are built around a standard portfolio of life insurance policies with some of the contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies. In addition, Investors Heritage Life offers term insurance products.

Some of the participating policies provide for payment of guaranteed annual endowments of fixed amounts beginning at the end of the second policy year and continuing through the premium-paying period. These policies also have an annual guaranteed benefit. As of December 31, 2005, 8% of the total ordinary insurance in force was comprised of participating policies and approximately 81% of those policies provide some guaranteed annual endowment.

Another block of participating policies provides for the payment of a dividend which will purchase additional insurance equal to 2.5% of the previous year's total death benefit, including any additional insurance purchased in prior years. The dividend is not guaranteed. As of December 31, 2005, approximately 19% of participating policies included non-guaranteed benefits.

Non-participating life insurance policies sold in both the Preneed and Burial Product segment and the Traditional and Universal Life segment represented approximately 92% of the total ordinary insurance in force.

Investors Heritage Life also provides term insurance products, both on a decreasing and a level basis. During 2001, we introduced a Term to 95 product that replaced our Level Term product. We will continue to provide our decreasing term policy that is primarily sold through financial institutions.

As anticipated, premium production decreased by $214,038 to $1,309,589 in 2005 for the credit ordinary segment. This 14% decrease over 2004 was primarily due to the predatory lending law in Kentucky and the tightening of credit underwriting by key accounts. Legislation is pending before the Kentucky General Assembly that would favorably amend the predatory lending law for the state chartered banks in Kentucky and allow a level playing field for state and national banks.

Group life accounts for 55% of total in-force business. In addition to the group business discussed above, Investors Heritage Life participates in the Federal Employee Group Life Insurance ("FEGLI") Program, which is administered by Metropolitan Life Insurance Company, and in the Servicemen's Group Life Insurance ("SEGLI") Program, which is administered by Prudential Insurance Company of America. As of year-end 2005, the total amount of insurance in force from the FEGLI and SEGLI programs were $511,953,000 and $1,288,068,000, respectively.

Investors Heritage has been working on a project for the last several months to increase production in this line of business. Rather than attempting to establish a stand-alone product and suffering the cost of creating a new distribution system, we have entered into a joint venture with CrailHuntly, Inc., a marketing firm based in Kansas City, Kansas. CrailHuntly will market our product in conjunction with different products from three other life companies. The program is designed to provide middle/upper middle income families with a broad range of insurance products that will cover all of their insurance needs. This program will also provide efficiencies in the administrative areas that allow better pricing for the insurance consumer. It is anticipated that this program will commence in the second quarter of 2006.

Credit Insurance. Credit Insurance, which accounts for 12% of total in-force business, is generally sold through banks, finance companies and automobile dealerships and is offered in connection with the extension of credit by financial institutions. The amount of the insurance is designed to cover the amount of the loan with the financial institution being the beneficiary of the insurance policy to the extent of the unpaid balance of the loan. Credit Insurance production is dependent on consumer debt. In times of low unemployment, reasonable interest rates and a steadily improving economy, consumer debt increases; therefore, Credit Insurance sales increase. When the economy slows, consumer debt slows and therefore Credit Insurance sales decrease.

Investors Heritage Financial initiates discussions with unaffiliated companies regarding a transaction where the Credit Insurance business would be written by Investors Heritage Life and all of the risk insured would be immediately reinsured to the unaffiliated company. In addition to receiving a retention fee, Investors Heritage Life also receives a fee for administration and claims processing services. Investors Heritage Financial is able to generate revenues in the form of commissions from the sale of Investors Heritage Life's Credit Insurance products. Management believes there will continue to be opportunities to administer Credit Insurance business in Kentucky for non-domestic insurers. One new agreement was entered into in 2005.

Investors Heritage Life has reinsurance agreements with six unaffiliated companies, Life Investors Insurance Company of America, Universal Guaranty Life Insurance Company, American United Life Insurance Company, Madison National Life Insurance Company, Minnesota Life Insurance Company and Kenbanc Reinsurance Company, Ltd. Pursuant to those agreements, our Credit Insurance products sold by each company's agents are then reinsured to each company, respectively. Investors Heritage Life and Investors Heritage Financial are paid a retention fee and a marketing fee for services provided. Investors Heritage Financial will continue to seek contracts to operate as an administrator for other companies that sell Credit Insurance.

Investors Heritage Financial will also continue to call on banks, finance companies and selected automobile dealerships to market the Credit Insurance products for Investors Heritage Life. As anticipated, 20% of Investors Heritage Financial revenues for 2005 were derived from the sale of Investors Heritage Life's Credit Insurance products. Credit Insurance gross written premiums were lower than anticipated in 2005 due primarily to the predatory lending law in Kentucky that controls the sale of Credit insurance products in conjunction with lending on real estate and secured loans. Investors Heritage Life anticipates 2006 Credit Insurance gross written premiums to exceed $9,000,000.

In addition to selling Credit Insurance, Investors Heritage Life bank agents may obtain an ordinary life license enabling them to sell mortgage life insurance that might be required in excess of the statutory credit life limitation enacted by each state where our Credit Insurance products are sold. The mortgage life insurance sales operations will continue to be conducted through Investors Heritage Financial. Further, Investors Heritage Financial is licensed with other unaffiliated insurance companies to provide products that Investors Heritage Life does not offer to the financial institutions and other agents. These products include cancer, accident, second-to-die, large face amount term insurance, short term and long term disability and annuities. These relationships generated additional fee income in the amount of $402,713 during 2005 and management anticipates continued fee income from this area.

Reinsurance. Investors Heritage Life utilizes a combination of yearly renewable term reinsurance and coinsurance to cede life insurance coverage in excess of its retention limit, which was $100,000 as of December 31, 2003. Effective January 1, 2004, the maximum retention level was lowered to $25,000 per life. The new retention level was achieved by keeping current reinsurance treaties in place and adding additional yearly renewable term treaties for the difference with Scottish Re (U.S.) Inc. (inforce as of December 31, 2003) and Munich American Re (business issued in 2004 and later). As anticipated, this new retention level has stabilized earnings fluctuations in the Traditional and Universal Life segment. Excess coverages are reinsured externally to unaffiliated reinsurers.

Investors Heritage Life has a reinsurance agreement with Munich which reinsures the Heritage Final Expense products on an 80/20 quota share basis with Investors Heritage Life retaining 20% of the risk on each life. We also have a reinsurance agreement with Lincoln National Life Insurance Company which reinsures the Term to 95 product on an 80/20 quota share basis with Investors Heritage Life retaining 20% of the risk on each life.

As of December 31, 2005, approximately $855,470,000 or 24% of total life insurance in force was reinsured with non-affiliated well-established insurance companies. Investors Heritage Life is party to reinsurance and coinsurance agreements with twenty-five non-affiliated companies. The reinsurers for Investors Heritage Life and amounts of insurance in force that are reinsured are as follows:

Company	Reinsurance	Percent
	Amount	Of Total

American United Life Insurance Company	$ 70,574,000	8.25%
Canada Life Assurance Company	43,212,000	5.05%
Connecticut General Life Insurance Company	1,757,000	0.21%
Covenant Life Insurance Company LTD	918,000	0.11%
Generali USA Life Reassurance	4,411,000	0.52%
KenBanc Reinsurance Company LTD	11,555,000	1.35%
Key Life Insurance Company	1,821,000	0.21%
Life Investors Insurance Company of America	16,105,000	1.88%
Lincoln National Life Insurance Company	95,001,000	11.11%
Madison National Life Insurance Company	2,915,000	0.34%
Minnesota Life Insurance Company	10,628,000	1.24%
Munich American Reassurance Company	149,543,000	17.48%
Optimum Re Insurance Company	3,732,000	0.44%
RBC Reinsurance (Ireland) Ltd.	144,108,000	16.84%
ReliaStar Life Insurance Company	8,401,000	0.98%
Scottish Annuity and Life Insurance Company	44,699,000	5.23%
Scottish RE (USA)	226,578,000	26.48%
Swiss Re Life & Health America Inc.	1,572,000	0.18%
Universal Guaranty Life Insurance Company	2,328,000	0.27%
Vernon General Insurance Company	14,851,000	1.74%
Other Companies (5)	761,000	0.09%
	$855,470,000	100.00%

From July 2001 to July 2003, Investors Heritage Life reinsured all of the risk on the Credit Insurance products sold by its agents to Munich and Canada Life. Effective July 2003, Canada Life exited the Credit Insurance market and Investors Heritage Life entered into a reinsurance agreement with RBC Reinsurance (Ireland) Ltd. Effective January 1, 2005, Scottish Re (U.S.) Inc., replaced Munich American as a reinsurer of our credit products. As explained above, some of these credit insurance risks are reinsured to Life Investors, Universal Guaranty, American United Life, Madison National, Minnesota Life and Kenbanc.

Other Subsidiaries. Investors Heritage Printing does job printing for Investors Heritage Life as well as numerous unaffiliated sources. This includes the printing of the application forms and other office forms required by Investors Heritage Life. While the income from Investors Heritage Printing is not a significant factor in our overall business, Investors Heritage Printing will continue to work to improve profitability. Revenues from Investors Heritage Printing continued to be less than one percent of our total revenue for 2005.

The formation and operation of Investors Heritage Financial generates additional revenue to Kentucky Investors. Although this additional revenue is not a significant factor in our overall business, Investors Heritage Financial remains steady in its operations with revenues of approximately $508,000 in 2005 compared to $472,000 in 2004. Revenues from Investors Heritage Financial continue to account for less than one percent of our total revenue for 2005. See Schedule II.

During June 2002, the Company acquired 400,000 shares of Cherokee National Life Insurance Company, a subsidiary of American United Life Insurance Company, in exchange for the Company's non-recourse promissory note in the amount of $4,000,000. During the third quarter of 2005, Cherokee National redeemed the 400,000 shares in exchange for cancellation of the Company's non-recourse promissory note.

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

Dividend income from the Non-insurance Subsidiaries for 2005 amounted to approximately $402,000.

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

Employees. Kentucky Investors does not have any employees. Kentucky Investors' officers perform various functions described in item 10; however, they are not paid a salary by Kentucky Investors for performing such functions. The number of persons employed by Investors Heritage Life is 86. The number of active independent contractual agents of Investors Heritage Life is 1,656. There are no unions organized nor are there any collective bargaining agreements with the employees or agents. Management of Investors Heritage Life considers its relationship with the employees and agents to be satisfactory.

(d) Financial Information About Geographic Areas

The principal markets for Investors Heritage Life's products are in the Commonwealths of Kentucky and Virginia, and the States of North Carolina, South Carolina, Georgia, Ohio, Indiana, Florida, Tennessee and Michigan. Investors Heritage Life has licensed ordinary agents and regional managers throughout these states and credit life agents in over 298 banks and automobile dealerships.

Investors Heritage Life is also licensed in twenty other states: Alabama, Arizona, Arkansas, Mississippi, Illinois, Louisiana and West Virginia in the South and Southeast; Colorado, Missouri, New Mexico, North Dakota, South Dakota, Oklahoma, Montana, Nebraska, Kansas, Texas and Utah in the West; and Maryland and Pennsylvania in the North. The business in these states is written mostly through general agents.

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

Item 1A. Risk Factors.

Mortality. In many cases Investors Heritage Life requires evidence of insurability before issuing individual life policies including, in some cases, a medical examination or a statement by an attending physician. Home office underwriters review the evidence of insurability required and approve the issuance of the policy in accordance with the application if the risk is acceptable. Some applicants who are substandard risks are rejected, but many are offered policies with higher premiums, restricted coverages or reduced benefits during the first or second policy years. The majority of the single premium business is written through the preneed funeral market without evidence of insurability, relying on safeguards such as product design, limits on the amount of coverage, and premiums which recognize the resultant higher level of claims. To further reduce the risk, one of our new single premium products requires evidence of insurability utilizing simplified underwriting.

Reinsurance. Investors Heritage Life utilizes numerous reinsurance agreements to cede life insurance coverage in excess of our retention limits which are established internally by management. These agreements provide significant reduction in the risk associated with issuing life insurance policies by passing that risk on to the reinsurer. To the extent that the reinsurer is unable to meet its obligations under the reinsurance agreements, the primary obligation would return to Investors Heritage Life. In order to reduce this risk, Investors Heritage Life only reinsures its business with highly rated companies or in situations where adequate reserves, established by Investors Heritage Life, are placed in trust or protected by an irrevocable letter of credit. Investors Heritage Life has not experienced a reinsurer default under any of the reinsurance agreements to which Investors Heritage Life is a party. Further, Investors Heritage Life has no knowledge of and does not anticipate any material default in any existing reinsurance obligation.

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

Domiciled in the Commonwealth of Kentucky, Investors Heritage Life is licensed by the Kentucky Department of Insurance and is subject to its examination and regulations. The triennial audit was completed during 2004 for the three years ending December 31, 2003. The Examination Report contained no specific recommendations and no material adjustments were made to the statutory financial statements of Investors Heritage Life.

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

Statutory restrictions also limit the amount of dividends that may be paid by Investors Heritage Life. Generally, dividends during any year may not be paid, without prior regulatory approval, in excess of the lesser of (a) 10 percent of statutory surplus as of the preceding December 31, or (b) statutory net income for the preceding year. In addition, dividends are limited to the amount of unassigned surplus reported for statutory purposes, which was $8,286,907 at December 31, 2005. Dividend income from Investors Heritage Life for 2005 amounted to $3,266,819.

In addition, the NAIC has adopted a model regulation dealing with small face amount life insurance policies. This regulation requires disclosures for small face policyholders regarding the time when premiums paid will equal or exceed the death benefit of the policy, and any alternatives available to the insured. To date only one state, North Carolina, has adopted the model regulation and Investors Heritage Life is in compliance with North Carolina law. No additional requirements are expected to be adopted by the NAIC. To the extent that a statute or regulation is adopted that puts a limit on the amount of premiums that can be collected on a small face amount policy, it would potentially limit the ages at which we would issue such a policy and require us to increase premiums for all policyholders. Because regulators are generally in the process of relinquishing their authority to regulate rates on other types of insurance and because life insurance rates have never been regulated, it is unlikely that regulators would decide to regulate rates for life insurance policies at this time. However, if such rate regulation occurs, it will negatively impact some of the products we sell and some of the markets in which we operate, specifically the preneed and burial markets.

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

Investors Heritage Life differentiates itself through its marketing techniques, product features, customer service and reputation. Investors Heritage Life maintains its competitive position by its focus on areas which have historically proven profitable. Those areas include single premium preneed products, multi-pay premium final expense products, traditional whole life products, mortgage protection products and level term products. Investors Heritage Life's competitive position is maintained by its ability to provide quality customer service throughout the distribution system. Other competitive strengths include Investors Heritage Life's asset/liability management system and its quality investment portfolio which provides liquidity.

Critical Accounting Policies and Estimates. Preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On a continuing basis, we evaluate our estimates, including those related to investments, deferred acquisition costs, present value of future profits, policy liabilities, income taxes, accrued pension expense, regulatory requirements, contingencies and litigation. We base such estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These Risk Factors are discussed in more detail in the Management's Discussion and Analysis.

In addition to the critical accounting policies and estimates, our financial results may also vary due to numerous foreseeable and unforeseeable factors and developments including general economic conditions, changes in tax laws and changes in interest rates. Some of these factors are related to the insurance industry generally, such as pricing competition, statutory and regulatory developments, industry consolidation and the effects of competition. Others are related to the Company specifically, such as credit, volatility and other risks associated with our investment portfolio.

Item 1B. Unresolved Staff Comments.

The Company has no unresolved staff comments.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

(i) The information relative to the market value of the Company's stock appears on page 48 of the Annual Report to the Stockholders for the year ended December 31, 2005, and is incorporated herein by reference.

(ii) Approximate Number of Equity Security Holders

(A)
Title of Class
Common Stock

(B)
Number of Holders of Record 12-31-2005
3,381

(iii) Dividends

Kentucky Investors, Inc. paid dividends totaling $454,016 to stockholders in 2005, representing $.38 per share. The 2005 cash dividend to be paid April 7, 2006, to stockholders of record March 24, 2006, is $.38 per share.

(iv) Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	61,125	$23.00	188,875
Equity compensation plans not approved by security holders	-	-	-
Total	61,125	$23.00	188,875

(b)	None

(c)	No share repurchases were made pursuant to a publicly announced plan or program.

Item 6. Selected Financial Data

Selected financial data for the past five years appears on page 19 in the Annual Report to the Stockholders for the year ended December 31, 2005, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of financial condition and results of operations appears on pages 6-19 in the Annual Report to the Stockholders for the year ended December 31, 2005, and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption "Market Risk Exposures" appears on page 18 in the Annual Report to the Stockholders for the year ended December 31, 2005, and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The financial statements and notes appear on pages 21-47 in the Annual Report to the Stockholders for the year ended December 31, 2005 and are incorporated herein by reference. See Part IV, Item 15.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) The Executive officers and directors of the Company are:

Name, Position & Year Became	Age
Officer/Director
Family Relationship

Harry Lee Waterfield II	62
Chairman of the Board, President/1963

Jimmy R. McIver, Treasurer/2000	54

Nancy Waterfield Walton	66
First Vice President/1988
Sister of Harry Lee Waterfield II
(Retired in March, 2005)

Robert M. Hardy, Jr.	48
Director, Vice President and General
Counsel/1988
Nephew of Harry Lee Waterfield II

Raymond L. Carr, Chief Financial	57
Officer, Vice President/2002

Jane S. Jackson, Secretary/2003	51

Helen S. Wagner, Director/1986	69

Gordon C. Duke, Director/1991	60

Harold G. Doran, Jr. Director/2001	52

Howard L. Graham, Director/2002	71

Jerry F. Howell, Jr., Director/1983	64

David W. Reed, Director/1982	51

Michael F. Dudgeon, Jr./2004	44

(b) Each of the Directors has occupied the position indicated for a period of more than five years unless otherwise stated in the information regarding the business experience of the Directors who are not officers of the Company which is shown on page 3 of the Proxy Statement of the Annual Meeting of Shareholders to be held on May 11, 2006, and is incorporated herein by reference.

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

The Board of Directors has determined that Audit Committee members Harold G. Doran, Jr. and Gordon C. Duke are audit committee financial experts as defined by Item 401(h) of Regulation S-K of the Exchange Act and are independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The Company has a designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Harold G. Doran, Jr., Gordon C. Duke, Jerry F. Howell, Jr. and David W. Reed. All members of the Audit Committee are independent.

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

Item 11. Executive Compensation

Information regarding compensation of executive officers and transactions with executive officers and directors is shown on page 7 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2006, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security ownership by Officers, Directors, and management is shown on pages 4-5 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2006, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Certain relationships and related transactions are shown on page 10 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2006, and are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding accounting fees and services is shown on page 10 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2006, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following financial statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 2005 (pages 20-43) filed as Exhibit 1 thereto:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

For each of the three years in the period ended December 31, 2005:

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

11

Statements re: computation of Per Share Earnings is contained in Note A to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on pages 28-29 of the Annual Report to the Stockholders for the year ended December 31, 2005, and is incorporated herein by reference.

13	Annual Report to the Stockholders for the year ended December 31, 2005 is attached hereto as Exhibit 1 and is incorporated hereby by reference.

23	Consent of Independent Registered Public Accounting Firm.

31.1 & 31.2	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

March 24, 2006
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
March 24, 2006

/s/Robert M. Hardy, Jr.
Robert M. Hardy, Jr.
Vice President, General Counsel and Director
March 24, 2006

/s/Jimmy McIver
Jimmy McIver
Treasurer
March 24, 2006

/s/Raymond L. Carr
Raymond L. Carr
Chief Financial Officer
Vice President
March 24, 2006

/s/Gordon Duke
Gordon Duke
Director
March 24, 2006

/s/Helen S. Wagner
Helen S. Wagner
Director
March 24, 2006

/s/Harold G. Doran
Harold G. Doran
Director
March 24, 2006

/s/David W. Reed
David W. Reed
Director
March 24, 2006

/s/Jerry F. Howell, Jr.
Jerry F. Howell, Jr.
Director
March 24, 2006

/s/ Howard L. Graham
Howard L. Graham
Director
March 24, 2006

/s/Michael F. Dudgeon, Jr.
Michael F. Dudgeon, Jr.
Director
March 24, 2006

SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENT IN
RELATED PARTIES

KENTUCKY INVESTORS, INC.
DECEMBER 31, 2005

			AMOUNT
			SHOWN IN
			BALANCE
TYPE OF INVESTMENT	COST	VALUE	SHEET

Fixed maturities:

Bonds:
U. S. government obligations	$ 35,652,436	$ 36,737,240	$ 36,737,240
States and political
subdivisions	14,456,511	14,959,026	14,959,026
Foreign	20,939,612	22,837,368	22,837,368
Mortgage-backed securities	40,024,616	39,713,689	39,713,689
Corporate	164,622,477	169,027,730	169,027,730
Redeemable preferred stock	57,094	67,750	67,750

Total fixed maturities	$275,752,746	$283,342,803	$283,342,803

Equity securities:

Common Stocks:
Banks, trust & insurance
companies	$ 454,232	$ 1,010,119	$ 1,010,119
Industrial, miscellaneous and
all other	2,418,135	2,382,703	2,382,703

Total equity securities	$ 2,872,367	$ 3,392,822	$ 3,392,822

Mortgage loans on real estate	22,893,966	XXXXXXXXXX	22,893,966
Policy loans	7,438,128	XXXXXXXXXX	7,438,128
Other long term investments	2,268,714	XXXXXXXXXX	2,268,714
Short-term investments	575,001	XXXXXXXXXX	575,001

Total investments	$311,800,922	XXXXXXXXXX	$ 319,911,434

SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KENTUCKY INVESTORS, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEET
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

		As Restated
	2005	2004

Assets:
Cash and cash equivalents	$ 91,064	$ 87,503
Investment in subsidiaries	46,058,033	55,111,162
Other long term investments	5,547,954	3,033,319
Other assets	564,242	398,495

Total assets	$52,261,293	$58,630,479

Liabilities:
Notes payable	$ 7,215,410	$ 5,464,463
Notes payable to affiliate	-	4,000,000
Other liabilities	583,475	344,446
Taxes payable	199,704	6,133

Total liabilities	$ 7,998,589	$ 9,815,042

Stockholders' equity:
Common stock	1,104,773	1,099,666
Paid-in surplus	8,578,978	8,560,130
Accumulated other comprehensive
income	3,954,841	10,406,040
Retained earnings	30,624,112	28,749,601

Total stockholders' equity	$44,262,704	$48,815,437

Total liabilities and stockholders' equity	$52,261,293	$58,630,479

SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(CONTINUED)
KENTUCKY INVESTORS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

		As Restated	As Restated
	2005	2004	2003
Income
From printing services to:
Affiliated companies	$ 221,037	$ 228,863	$ 294,923
Others	195,524	160,955	177,766

Realized gain on
investments	-	188	-
Other services to subsidiaries	172,589	182,303	203,279
Dividends from subsidiaries	3,435,653	737,097	734,597
Interest and other income	1,000,736	689,801	308,810

	$5,025,539	$1,999,207	$1,719,375

Operating expenses	$1,259,334	$ 681,367	$1,184,960

Operating income before
equity in undistributed earnings
of subsidiaries	$3,766,205	$1,317,840	$ 534,415

Equity in undistributed earnings
of subsidiaries for the year	($1,312,834)	$ 706,333	$ 73,607

Income before provision for
income taxes	$2,453,371	$2,024,173	$ 608,022

Provision for income taxes
Current	$ 148,585	$ 42,665	$ 77,575
Deferred	75,000	74,000	(70,000)

	$ 223,585	$ 116,665	$ 7,575

Net income	$2,229,786	$1,907,508	$ 600,447

Earnings per share, basic	$ 2.03	$ 1.69	$ .52
Earnings per share, diluted	$ 2.02	$ 1.69	$ .52

SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(CONTINUED)
KENTUCKY INVESTORS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

	2005	2004	2003

Net cash provided by (used in)
operating activities	$ 3,903,399	$ 1,091,975	$ (982,138)

Investing activities
Acquisition of real estate	$ (3,650,000)	$ -	$ -
Capital contribution to
subsidiary	(2,700,000)	-	-
Notes receivable	1,097,281	(149,088)	(689,998)
Cash used in investing activities	$ (5,252,719)	$ (149,088)	$ (689,998)

Financing activities
Dividends	$ (520,762)	$ (531,908)	$ (538,160)
Acquisition of treasury stock	122,696	(816,971)	(436,854)
Payments on notes payable	(7,578,587)	(818,100)	(738,326)
Proceeds from notes payable	9,329,534	1,249,208	3,385,043
Cash provided by (used in)
financing activities	$ 1,352,881	$ (917,771)	$ 1,671,703

Increase (decrease) in cash	$ 3,561	$ 25,116	$ (433)

Cash and cash equivalents at
beginning of year	$ 87,503	$ 62,387	$ 62,820

Cash and cash equivalents
at end of year	$ 91,064	$ 87,503	$ 62,387

Schedule III -- Supplementary Insurance Information
Kentucky Investors, Inc.
For the Years Ended December 31, 2005, 2004, and 2003
Year Ended December 31

					Other Policy				Amortization	Other
		Deferred			Claims and		Net	Policy	of Deferred	Operating
		Acquisition	Benefit	Unearned	Benefits	Premium	Investment	Benefits	Acquisition	Expenses
Segments		Costs	Reserves	Premiums	Payable(1)	Revenue	Income (2), (3)	and Claims	Cost	(4), (5)

2005:
	Preneed	$16,344,268	$261,408,342	$ -	$1,247,302	$27,953,806	$13,394,510	$26,157,789	$4,872,902	$4,804,886
	Traditional	6,010,153	72,871,018	-	3,076,622	7,615,061	4,263,313	7,516,526	1,070,338	1,462,529
	Credit	2,220	1,507,312	14,352,056	264,123	(125)	21	(803)	212	55,170
	Corporate & Other	-	641,501	29,533	351,756	2,815	1,209,651	89,719	-	680,727
	Total	$ 22,356,641	$336,428,173	$14,381,589	$4,939,803	$35,571,557	$18,867,495	$33,763,231	$5,943,452	$7,003,312

2004:
	Preneed	$17,030,243	$257,248,622	$ -	$1,185,369	$28,867,535	$12,802,652	$26,383,087	$4,807,796	$4,918,722
	Traditional	5,599,396	72,635,282	1,172	3,107,956	7,803,360	4,183,132	8,169,395	1,022,097	1,549,509
	Credit	2,449	1,659,866	15,185,586	289,363	(30)	35	(800)	359	129,740
	Corporate & Other	-	700,847	23,557	299,567	375,230	1,518,899	8,005,654	-	1,063,712
	Total	$22,632,088	$332,244,617	$15,210,315	$4,882,255	$37,046,095	$18,504,718	$42,557,336	$5,830,252	$7,661,683

2003:
	Preneed	$17,876,070	$253,440,192	$ -	$1,115,967	$33,026,460	$12,634,365	$27,336,090	$5,350,934	$5,778,383
	Traditional	5,419,486	71,835,542	1,700	3,286,066	8,189,266	4,241,737	7,414,261	1,552,063	1,597,388
	Credit	2,813	2,335,708	17,005,198	309,033	5,313	134	(4,453)	983	289,069
	Corporate & Other	-	7,992,997	7,799	240,514	533,373	2,422,418	598,377	6,197	1,010,017
	Total	$23,298,369	$335,604,439	$17,014,697	$4,951,580	$41,754,412	$19,298,654	$35,344,275	$6,910,177	$8,674,857

(1) Certain reclassifications have been made to prior year amounts to conform with current year presentation.
(2) Net investment income is allocated in proportion to policy liabilities and stockholder' equity for the subsidiary and to the corporate segment for the parent.
(3) Includes realized investment gains or losses.
(4) Other operating expenses are assigned directly to the applicable segment for the subsidiary and to the corporate segment for the parent.

(5) During the current year's financial statement preparation, the Company discovered an error in the compiling and reporting of the Company's accrued pension expense and associated net periodic pension expense relative to its defined benefit retirement plan for prior periods. The previously issued financial statements have been restated herein to reflect the correction of this error. See Note B to the consolidated financial statements for more information.

Schedule IV -- Reinsurance

Kentucky Investors, Inc.
For the Years Ended December 31, 2005, 2004, and 2003
Year Ended December 31
						Percentage
			Ceded to	Assumed		of Amount
		Gross	Other	From Other	Net	Assumed
		Amount	Companies	Companies	Amount	to Net

2005:
	Life insurance in force:	$1,736,276,000	$ 855,470,000	$1,804,829,000	$2,685,635,000	67.2%

	Premiums:
	Life insurance	$ 42,103,651	$ 10,175,499	$ 3,640,592	$ 35,568,744	10.2%
	Accident & health insurance	3,914,038	3,911,225	-	2,813	0.0%
	Total	$ 46,017,689	$ 14,086,724	$ 3,640,592	$ 35,571,557	10.2%

2004:
	Life insurance in force:	$1,777,326,000	$ 869,881,000	$1,517,341,000	$2,424,786,000	62.6%

	Premiums:
	Life insurance	$ 43,657,154	$ 10,108,899	$ 3,494,351	$ 37,042,606	9.4%
	Accident & health insurance	3,443,903	3,440,414	-	$ 3,489	0.0%
	Total	$ 47,101,057	$ 13,549,313	$ 3,494,351	$ 37,046,095	9.4%

2003:
	Life insurance in force:	$1,843,153,000	$ 721,162,000	$1,480,270,000	$2,602,261,000	56.9%

	Premiums:
	Life insurance	$ 49,505,417	$ 10,928,733	$ 3,173,026	$ 41,749,710	7.6%
	Accident & health insurance	3,912,177	3,907,475	-	$ 4,702	0.0%
	Total	$ 53,417,594	$ 14,836,208	$ 3,173,026	$ 41,754,412	7.6%