Form 10-Q
period 2006-03-31
KENTUCKY INVESTORS INC
filed 2006-05-12
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31,2006

Commission File Number: 0-1999

KENTUCKY INVESTORS, INC.
(Exact Name of Registrant as Specified in Charter)

KENTUCKY
(State or Other Jurisdiction of Incorporation or Organization)

61-6030333
(IRS Employer Identification No.)

200 Capital Avenue, P. O. Box 717
Frankfort, Kentucky 40602
(Address of Principal Executive Offices)

Registrant's Telephone Number - (502) 223-2361

Securities registered pursuant to Section 13(g) of the Act:

Common Capital Stock par value $1.00 per share
(Title of Class)

Number of outstanding shares as of March 31, 2006 -- 1,104,772.72

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer      Accelerated filer      Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

CONTENTS

PART I -- FINANCIAL INFORMATION
		Page
ITEM 1.	Consolidated Financial Statements	3
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	17
ITEM 4.	Controls and Procedures	17

PART I -- FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

KENTUCKY INVESTORS, INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2006	December 31, 2005
Assets
Investments
Securities available for sale, at fair
value:
Fixed maturities (amortized cost
2006 - $277,749,185; 2005 -
$275,752,746)	$278,904,647	$283,342,803
Equity securities (cost: 2006 -
$2,880,396; 2005 - 2,872,367)	3,544,582	3,392,822
Mortgage loans on real estate	22,533,304	22,893,966
Policy loans	7,413,843	7,438,128
Other long term investments	2,536,455	2,268,714
Short term investments	564,999	575,001

Total investments	315,497,830	319,911,434

Cash and cash equivalents	2,032,588	1,994,032
Accrued investment income	3,692,964	4,654,762
Due premiums	3,860,703	4,089,627
Deferred acquisition costs	22,595,955	22,356,641
Present value of future profits	276,657	299,553
Leased property under capital leases	375,370	427,914
Property and equipment	1,627,413	1,567,392
Collateral on securities loaned	11,866,316	16,773,190
Cash value of company life insurance	6,141,014	6,178,136
Other assets	310,686	299,328
Amounts recoverable from reinsurers	54,490,661	54,899,396

Total assets	$422,768,157	$433,451,405

Liabilities and stockholders' equity
Liabilities
Policy liabilities
Benefit reserves	$337,844,673	$336,428,173
Unearned premium reserves	13,684,240	14,381,589
Policy claims	1,701,161	1,696,430
Liability for deposit-type contracts	2,578,194	2,613,504
Reserves for dividends and
endowments and other	658,607	629,869
Total policy liabilities	356,466,875	355,749,565
Federal income taxes	3,842,280	5,994,221
Obligations under capital leases	382,881	429,532
Notes payable	6,754,048	7,215,410
Obligations to return collateral under
securities loan agreement	11,866,316	16,773,190
Accrued pension expense	1,264,348	1,303,941
Other liabilities	2,326,245	1,722,842

Total liabilities	$382,902,993	$389,188,701

Stockholders' equity
Common stock (shares issued:
2006 - 1,104,773; 2005 -
1,104,773)	$ 1,104,773	$ 1,104,773
Paid-in surplus	8,578,978	8,578,978
Accumulated other comprehensive
income	133,545	3,954,841
Retained earnings	30,047,868	30,624,112

Total stockholders' equity	$ 39,865,164	$ 44,262,704

Total liabilities and stockholders'
equity	$422,768,157	$433,451,405

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended March 31
	2006	2005
Revenue

Premiums and other considerations	$ 12,086,769	$ 11,539,749
Premiums ceded	(3,039,731)	(2,758,071)

Net premiums earned	9,047,038	8,781,678

Investment income, net of expenses	4,499,829	4,448,395
Realized gain (loss) on investments, net	(129,717)	578,525
Other income	247,898	221,348

Total revenue	13,665,048	14,029,946

Benefits and expenses

Death and other benefits	8,923,277	9,422,548
Guaranteed annual endowments	155,217	158,563
Dividends to policyholders	143,117	143,668
Increase in benefit reserves
and unearned premiums	1,372,561	572,423
Acquisition costs deferred	(1,259,980)	(1,183,704)
Amortization of deferred acquisition costs	1,466,667	1,363,604
Commissions	598,415	616,797
Other insurance expenses	2,331,563	2,563,492

Total benefits and expenses	13,730,837	13,657,391

Income (loss) from operations before provision
(benefit) for federal income taxes	(65,789)	372,555

Provision (benefit) for federal income taxes:
Current	75,012	21,222
Deferred	(86,907)	81,000

	(11,895)	102,222

Net income (loss)	$ (53,894)	$ 270,333
Earnings (loss) per share	$ (0.05)	$ 0.25

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2006	2005

Net cash provided by operating activities	$ 2,798,257	$ 1,916,207

Investing activities
Securities available-for-sale:
Purchases	(20,965,494)	(15,200,261)
Sales and maturities	18,729,798	11,579,188
Other investments:
Cost of acquisition	(265,270)	(23,722)
Sales and maturities	392,478	785,220
Net additions to property and equipment	(99,233)	(285,834)

Net cash used by investing activities	(2,207,721)	(3,145,409)

Financing activities
Receipts from universal life policies
credited to policyholder account
balances	2,527,663	1,880,196
Return of policyholder account balances
on universal life policies	(2,618,281)	(2,381,041)
Payments on notes payable	(2,446,866)	(3,209,504)
Proceeds from notes payable	1,985,504	4,142,000
Issuances of common stock	-	23,457

Net cash provided (used) by financing
activities	(551,980)	455,108

Increase (decrease) in cash and cash
equivalents	38,556	(774,094)

Cash and cash equivalents at beginning
of period	1,994,032	2,445,782

Cash and cash equivalents at end of period	$ 2,032,588	$ 1,671,688

See accompanying notes.

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE A - Nature of Operations: Kentucky Investors, Inc. is the holding company of Investors Heritage Life Insurance Company; Investors Heritage Printing, Inc., a printing company; Investors Heritage Financial Services Group, Inc., an insurance marketing company; and is the sole member of At Need Funding, LLC, a limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies. These entities are collectively hereinafter referred to as the "Company". The operations of Kentucky Investors are principally that of its life insurance company, Investors Heritage Life. The operations of the non-insurance subsidiaries of Kentucky Investors account for less than 2% of our consolidated revenue.

Our operations involve the sale and administration of various insurance and annuity products, including, but not limited to, participating and non-participating whole life, limited pay, universal life, annuity contracts, credit life, credit accident and health and group insurance policies. The principal markets for the products sold by Investors Heritage Life are in the commonwealths of Kentucky and Virginia, and the states of North Carolina, South Carolina, Ohio, Indiana, Florida, Tennessee, Georgia and Michigan.

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain reclassifications have been made to the amounts previously reported for the prior periods shown herein to conform to the current period presentation.

NOTE C - Earnings per Share: Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding as of March 31, 2006 and 2005 were 1,104,773 and 1,099,769, respectively.

Pursuant to our stock option and stock appreciation rights plan, there were 61,125 outstanding options, having an exercise price of $23.00 per share as of March 31, 2006. Our stock price increased from $23.50 per share at December 31, 2005 to $23.60 per share at March 31, 2006. Accordingly, we recognized stock compensation expense associated with such options of $6,113 for the three month period ended March 31, 2006. We recognized stock compensation expense relative to our outstanding options of $85,800 for the three month period ended March 31, 2005.

Effective January 1, 2006, we began accounting for stock-based incentive programs under Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment." SFAS No. 123(R) superseded Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and requires all share-based payments to employees to be recognized as compensation expense in the consolidated income statement. We adopted the provisions of SFAS No. 123(R) using the modified prospective method in which compensation expense is recognized based on the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," for all awards granted to employees prior to January 1, 2006. Under this method, our stock-based compensation is reported in the balance sheets as a liability based on the intrinsic value of the compensation. In 2005, we accounted for stock-based compensation issued to employees in accordance with SFAS No. 123, under which we recognized compensation expense based on the intrinsic value of stock-based compensation. Implementation of this new standard did not have a material impact on our financial condition or our operations based on our current use of the liability method.

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

	Three Months Ended
	March 31, 2006	March 31, 2005

Revenues:
Preneed and Burial Products	$10,528,265	$10,434,930
Traditional and Universal Life Products	2,872,553	2,981,567
Credit Insurance Products and
Administrative Services	36,996	31,297
Corporate and Other	227,234	582,152
	$13,665,048	$14,029,946

Income (loss) from operations before federal
income taxes:
Preneed and Burial Products	$ (134,223)	$ (335,288)
Traditional and Universal Life Products	53,247	152,943
Credit Insurance Products and
Administrative Services	27,774	5,409
Corporate and Other	(12,587)	549,491
	$ (65,789)	$ 372,555

NOTE E - Federal Income Taxes: Federal income taxes are provided based on estimates of the projected annual effective tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction and the small life insurance company tax deduction.

NOTE F - Comprehensive Income (Loss): The components of comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
Net income (loss)	$ (53,894)	$ 270,333
Net unrealized losses on available-for-sale
securities, net of federal income taxes	(3,821,296)	(3,905,422)
Comprehensive loss	$ (3,875,190)	$ (3,635,089)

NOTE G - Notes Payable: Information relative to our notes payable at March 31, 2006 is as follows:

Description	Outstanding Principal	Current Interest Rate	Interest Expense	Interest Paid
Sun Life Assurance
Mortgage	$3,362,083	5.05%	$42,756	$43,064
At Need Funding Line of
Credit	1,509,183	7.25%	24,615	23,017
Fifth Third Bank Note	1,375,757	6.75%	22,507	22,525
Promissory Note	491,733	4.00%	4,917	-
Chrysler Financial Auto Loan	15,292	0.00%	-	-

In conjunction with the note at Fifth Third Bank, we purchased an interest rate cap during 2005 to hedge the exposure of rising interest rates. The interest rate cap effectively limits our interest rate exposure on this note over the remaining term to maturity to no greater than 6.5%.

NOTE H - Employee Benefit Plans: We participate in a noncontributory retirement plan which covers substantially all employees. Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service. Benefits are funded based on actuarially-determined amounts.

The following table provides the components of the net periodic benefit cost:

	Three Months Ended
	March 31, 2006	March 31, 2005
Service cost	$ 77,688	$ 79,129
Interest cost	173,947	162,305
Expected return on plan assets	(182,198)	(163,910)
Amortization of net actuarial loss	54,200	30,853
Net periodic benefit cost	$ 123,637	$ 108,377

We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute $652,920 to our pension plan in 2006. As of March 31, 2006, $163,230 had been contributed. We presently anticipate contributing an additional $489,690 to fund our pension plan in 2006.

NOTE I - Investments: We participate in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded as an asset, with an offsetting liability recorded for our obligation to return the collateral. We obtain collateral in an amount equal to 102% of the fair value of domestic securities loaned, monitor the market value of securities loaned on a daily basis and obtain additional collateral as necessary. At March 31, 2006, fixed income securities with a carrying value of $11,504,345 were on loan under this agreement, with associated collateral held of $11,866,316. At December 31, 2005, fixed income securities with a carrying value of $16,444,304 were on loan under this agreement, with associated collateral held of $16,773,190. Income earned relative to this program was $6,750 and $9,762 for the periods ended March 31, 2006 and 2005, respectively.

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

The Legacy Protector and Legacy Preferred life insurance and annuity products were introduced in 2003 and are marketed exclusively in conjunction with pre-arranged funerals. These products allow for competitive commissions and death benefit growth to provide adequate proceeds to cover funeral expenses while allowing individuals to purchase affordable benefits that meet their personal needs. Underwritten and guaranteed issue options are available.

The Heritage Final expense product is sold in the final expense markets. Introduced in 2002, it is reinsured on an 80% quota share basis exclusively with Munich American Reassurance Company. This reinsurance arrangement has helped to reduce first year statutory surplus strain associated with new sales, as well as provide a stable profit stream for the future.

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

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing and At Need Funding, less than 2% of our consolidated revenues were generated by those subsidiaries. As anticipated, approximately 21% of Investors Heritage Financial's revenues for the three month period ended March 31, 2006 were derived from the sale of Investors Heritage Life's credit insurance products. During the first three months of 2006, Kentucky Investors received dividends from Investors Heritage Financial in the amount of $102,000. We anticipate further dividend payments from Investors Heritage Financial during the remainder of 2006.

Our primary uses of cash are operating expenses, debt service and dividend payments, and our principal sources of cash are the dividends paid to us by Investors Heritage Life and Investors Heritage Financial. Investors Heritage Life's principal sources of cash are from the sale of life insurance policies and investment income, including sales and maturities of investments, less benefits to policyholders and expenses. Therefore, the remainder of the discussion will deal with the financial condition and results of operations of Investors Heritage Life.

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

Investments in Fixed Maturities, Equity Securities and Mortgage Loans

We hold fixed maturities and equity interests in a variety of issuers. Additionally, we originate, underwrite and manage mortgage loans. We continuously evaluate all of our investments based on current economic conditions, credit loss experience and other developments. We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in value is other-than-temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders' equity. If a decline in a security's fair value is considered to be other-than-temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated income statement.

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

Deferred Acquisition Costs

At March 31, 2006, the balance of our deferred acquisition costs was approximately $22,596,000 compared to $22,357,000 at December 31, 2005. The recovery of these costs is dependent on the future profitability of the related business. Each reporting period, we evaluate the recoverability of the unamortized balance of the deferred acquisition costs. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is immediately charged to amortization expense. The assumptions we use to amortize and evaluate the recoverability of the deferred acquisition costs involve significant judgment. A revision to these assumptions may impact future financial results.

Policy Liabilities

Establishing liabilities for our long-duration insurance contracts requires various assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing, and operating expense levels. We evaluate historical experience for these factors when assessing the need for changing current assumptions. However, since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial estimates and judgment are required. Actual experience may emerge differently from that assumed. Any such difference would be recognized in the current period's consolidated income statement.

Income Taxes

We evaluate our deferred income tax assets, which partially offset our deferred tax liabilities, for any necessary valuation allowances. In doing so, we consider our ability and potential for recovering income taxes associated with such assets, which involve significant judgment. Revisions to our assumptions associated with any necessary valuation allowances would be recognized in the financial statements in the period in which such revisions are made.

Accrued Pension Expense

We maintain a defined benefit retirement plan on behalf of our employees. Measurement of the future benefit obligations associated with this plan involve significant judgment, particularly in regard to the expected long-term rate of return on plan assets, rate of compensation increases and the current discount rate used to calculate the present value of our future obligations. Changes in these assumptions can significantly impact the accrued pension expense and additional minimum pension liability required to be recorded in the financial statements. Additionally, proposed legislative and accounting changes, if adopted, have the potential to adversely impact the funding and accounting for our defined benefit plan.

Investments, Liquidity and Capital Resources

Investments

Investors Heritage Life has maintained a sound, conservative investment strategy. At March 31, 2006, 88.4% of invested assets consisted of fixed income public bonds compared to 88.5% at December 31, 2005. Fixed income assets are managed by Conning Asset Management Company, an independent portfolio manager.

We recognized no other-than-temporary impairment losses in the first quarter of 2006 or the corresponding period in 2005. We believe that we will recover the cost basis in the securities held with unrealized losses as we have both the intent and ability to hold the securities until they mature or recover in value. Securities are sold to achieve our investment goals, which include the diversification of credit risk, the maintenance of adequate portfolio liquidity and the management of interest rate risk. In order to achieve these goals, sales of investments are based upon current market conditions, liquidity needs and estimates of the future market value of the individual securities.

We participate in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded as an asset, with an offsetting liability recorded for our obligation to return the collateral.

Additionally, Investors Heritage Life also engages in commercial and residential mortgage lending with approximately 93.8% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At March 31, 2006, 7.1% of invested assets consisted of mortgage loans compared to 7.2% at December 31, 2005. We anticipate funding several new mortgage loan investments during the remainder of 2006 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets. As of March 31, 2006, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 90 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

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

Investors Heritage Life's principal long-term obligations are fixed contractual obligations incurred in the sale of its life insurance products. The premiums charged for these products are based on conservative and actuarially sound assumptions as to mortality, persistency and interest. We believe these assumptions will produce revenues sufficient to meet its future contractual benefit obligations and operating expenses, and provide an adequate profit margin.

Investors Heritage Life's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At March 31, 2006, Investors Heritage Life's fixed income investments were 100% investment grade as compared to 99.6% investment grade at December 31, 2005, as rated by Standard & Poor's. None of Investors Heritage Life's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

We are not aware of any commitments or unusual events that could materially affect capital resources.

We will continue to explore various opportunities including corporate reorganizations, acquisitions and purchasing blocks of business from other companies, which may dictate an additional need for either long-term or short-term debt.

Results of Operations

Overview

Premiums earned (net of reinsurance) were $9,047,038 for the first quarter of 2006 (an increase of 3.0% compared to the first quarter of 2005). The increase was primarily due to higher sales in the preneed and burial segment during the first quarter of 2006. Net investment income was $4,499,829 for the first quarter of 2006 (an increase of 1.2% compared to the first quarter of 2005). Overall revenue was $13,665,048 for the first quarter of 2006 (a decrease of 2.6%

Compared to the first quarter of 2005). This decrease is primarily the result of realized gains recognized during the first quarter of 2005 on the sales of significantly appreciated common stocks.

Total benefits and expenses were $13,730,837 for the first quarter of 2006 (an increase of 0.5% compared to the first quarter of 2005). After providing for federal income taxes, our net loss was $53,894 with a loss per share of $0.05 for the first quarter of 2006 as compared to net income of $270,333 and earnings per share of $0.25 for the first quarter of 2005. The decrease in net income is due primarily to the previously mentioned realized gains recognized during the first quarter of 2005 on the sales of significantly appreciated common stocks.

A dividend of $0.38 per share was paid April 5, 2006, to shareholders of record on March 28, 2006.

Business Segments

We internally evaluate the performance of Investors Heritage Life operations by the following business segments:

Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $10,528,265 for the first quarter of 2006 (an increase of 0.9% compared to the first quarter of 2005). The increase is due primarily to increased premium production from higher sales of the preneed and burial products. Pre-tax loss from operations was $134,223 for the first quarter of 2006 compared to $335,288 for the first quarter of 2005. Our Legacy Preferred product series continues to improve product profitability.

Traditional and Universal Life Products include traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were $2,872,553 for the first quarter of 2006 (a decrease of 3.7% compared to the first quarter of 2005). Revenues on this segment are primarily derived from the sale of term insurance products through banks, which have experienced lower demand during 2006 compared to the prior year. Pre-tax income from operations was $53,247 for the first quarter of 2006 compared to $152,943 for the first quarter of 2005, primarily because of the lower revenue.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident and health insurance products. Revenues for this segment were $36,996 for the first quarter of 2006 (an increase of 18.2% compared to the first quarter of 2005). Pre-tax income from operations was $27,774 for the first quarter of 2006 compared to $5,409 for the first quarter of 2005. All of the related underwriting risk currently produced is being reinsured 100% with highly-rated life companies.

Corporate and Other consists of corporate accounts measured primarily by stockholders' paid-in surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $227,234 for the first quarter of 2006 (a decrease of 61.0% compared to the first quarter of 2005). Pre-tax loss from operations was $12,587 for the first quarter of 2006 compared to pre-tax income of $549,491 for the first quarter of 2005. The decrease in revenues and pre-tax income for the first quarter of 2006 is primarily due to realized gains from the sales of significantly appreciated common stock investments during the first quarter of 2005.

Federal Income Taxes

Federal income taxes are provided based on estimates of the projected annual effective tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 18.1% for the three months ended March 31, 2006 compared to 27.4% for the three months ended March 31, 2005. The decrease in the effective tax rate is primarily due to taxes incurred during the first quarter of 2005 associated with realized gains on sales of significantly appreciated common stocks.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant or material changes in our market risks since December 31, 2005. Measuring market risk is a key function of our asset/liability management process. To test financial risk and investment strategy, we perform an asset adequacy analysis each year. Dynamic models of both assets and liabilities are created to project financial results under several shifts in the current interest rate environment. Results show that our exposure to a relative 10% increase or decrease in the interest rates prevalent at December 31, 2005 is a net loss of less than $500,000. This analysis is performed annually.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of management, including our Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting during this most recent quarter or subsequent to the date we carried out our evaluation.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Kentucky Investors is not involved in any legal proceedings. From time to time, Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 8, 2006, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

ITEM 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K.

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

KENTUCKY INVESTORS, INC.

BY: /s/ Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: May 12, 2006	President

BY: /s/ Raymond L. Carr
Raymond L. Carr
DATE: May 12, 2006	Vice President - Chief Financial Officer

