Form 10-Q
period 2006-06-30
KENTUCKY INVESTORS INC
filed 2006-08-10
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

Number of outstanding shares as of June 30, 2006 -- 1,108,443.72

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

CONTENTS

PART I -- FINANCIAL INFORMATION
		Page
ITEM 1.	Consolidated Financial Statements	3
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20
ITEM 4.	Controls and Procedures	20

PART II -- OTHER INFORMATION
ITEM 1.	Legal Proceedings	21
ITEM1A.	Risk Factors	21
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
ITEM 3.	Defaults Upon Senior Securities	21
ITEM 4.	Submission of Matters to a Vote of Security Holders	21
ITEM 5.	Other Information	22
ITEM 6.	Exhibits	22

SIGNATURES		23

EXHIBIT 31.1		24
EXHIBIT 31.2		26
EXHIBIT 32		28

PART I -- FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

KENTUCKY INVESTORS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2006	December 31, 2005
Assets
Investments
Securities available for sale, at fair value:
Fixed maturities (amortized cost:
$273,948,650 and $275,752,746)	$270,631,443	$283,342,803
Equity securities (cost:
$2,892,355 and $2,872,367)	3,545,649	3,392,822
Mortgage loans on real estate	22,230,437	22,893,966
Policy loans	7,302,694	7,438,128
Other long term investments	1,780,044	2,268,714
Short term investments	540,000	575,001
Total investments	306,030,267	319,911,434

Cash and cash equivalents	6,827,169	1,994,032
Accrued investment income	4,508,288	4,654,762
Due premiums	3,817,649	4,089,627
Deferred acquisition costs	22,656,884	22,356,641
Present value of future profits	253,761	299,553
Leased property under capital leases	337,999	427,914
Property and equipment	1,595,952	1,567,392
Collateral on securities loaned	16,099,778	16,773,190
Cash value of company life insurance	6,104,044	6,178,136
Other assets	379,340	299,328
Amounts recoverable from reinsurers	54,507,910	54,899,396
Total assets	$423,119,041	$433,451,405

Liabilities and stockholders' equity
Liabilities
Policy liabilities
Benefit reserves	$338,810,755	$336,428,173
Unearned premium reserves	13,427,909	14,381,589
Policy claims	1,689,608	1,696,430
Liability for deposit-type contracts	2,637,071	2,613,504
Reserves for dividends and
endowments and other	617,355	629,869
Total policy liabilities	357,182,698	355,749,565
Federal income taxes	2,304,275	5,994,221
Obligations under capital leases	347,615	429,532
Notes payable	6,343,458	7,215,410
Obligations to return collateral under
securities loan agreement	16,099,778	16,773,190
Accrued pension expense	1,224,755	1,303,941
Other liabilities	1,974,804	1,722,842
Total liabilities	$385,477,383	$389,188,701

Stockholders' equity
Common stock (shares issued:
1,108,444 and 1,104,773)	$ 1,108,444	$ 1,104,773
Paid-in surplus	8,591,716	8,578,978
Accumulated other comprehensive
income (loss)	(2,608,276)	3,954,841
Retained earnings	30,549,774	30,624,112
Total stockholders' equity	$ 37,641,658	$ 44,262,704

Total liabilities and stockholders'
equity	$423,119,041	$433,451,405

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended June 30
	2006	2005

Revenue
Premiums and other considerations	$11,928,628	$12,528,051
Premiums ceded	(3,544,952)	(3,444,839)
Net premiums earned	8,383,676	9,083,212

Investment income, net of expenses	4,527,945	4,611,245
Realized gain on investments, net	71,073	107,253
Other income	268,806	245,583
Total revenue	13,251,500	14,047,293

Benefits and expenses
Death and other benefits	7,861,876	7,998,526
Guaranteed annual endowments	170,193	179,246
Dividends to policyholders	150,137	159,825
Increase in benefit reserves
and unearned premiums	1,309,277	1,746,383
Acquisition costs deferred	(1,261,506)	(1,280,848)
Amortization of deferred acquisition costs	1,514,427	1,566,289
Commissions	529,230	599,832
Other insurance expenses	2,534,406	2,280,097
Total benefits and expenses	12,808,040	13,249,350

Income from operations before provision
for federal income taxes	443,460	797,943

Provision (benefit) for federal income taxes:
Current	73,054	161,640
Deferred	7,124	(18,000)
Total provision for federal income taxes	80,178	143,640

Net income	$ 363,282	$ 654,303
Earnings per share	$ 0.33	$ 0.59

Dividends per share	$ -	$ -

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Six Months Ended June 30
	2006	2005

Revenue
Premiums and other considerations	$24,015,397	$24,067,800
Premiums ceded	(6,584,683)	(6,202,910)
Net premiums earned	17,430,714	17,864,890

Investment income, net of expenses	9,027,774	9,059,640
Realized gain (loss) on investments, net	(58,644)	685,778
Other income	516,704	466,931
Total revenue	26,916,548	28,077,239

Benefits and expenses
Death and other benefits	16,785,153	17,421,074
Guaranteed annual endowments	325,410	337,809
Dividends to policyholders	293,254	303,493
Increase in benefit reserves
and unearned premiums	2,681,838	2,318,806
Acquisition costs deferred	(2,521,486)	(2,464,552)
Amortization of deferred acquisition costs	2,981,094	2,929,893
Commissions	1,127,645	1,216,629
Other insurance expenses	4,865,969	4,843,589
Total benefits and expenses	26,538,877	26,906,741

Income from operations before provision
for federal income taxes	377,671	1,170,498

Provision (benefit) for federal income taxes:
Current	148,066	182,862
Deferred	(79,783)	63,000
Total provision for federal income taxes	68,283	245,862

Net income	$ 309,388	$ 924,636
Earnings per share	$ 0.28	$ 0.84

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock	Paid-in Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
BALANCE, JANUARY 1, 2005	$ 1,099,666	$ 8,560,130	$ 10,406,040	$ 28,749,601	$ 48,815,437
Comprehensive income (loss):
Net income	-	-	-	924,636	924,636
Change in net unrealized appreciation
on available-for-sale securities	-	-	(327,886)	-	(327,886)
Total comprehensive loss					(596,750)
Cash dividends paid ($0.38 per share)	-	-	-	(454,016)	(454,016)
Issuances of common stock, net	929	3,019	-	19,509	23,457
BALANCE, JUNE 30, 2005	$ 1,100,595	$ 8,563,149	$ 10,078,154	$ 29,239,730	$ 48,981,628

BALANCE, JANUARY 1, 2006	$ 1,104,773	$ 8,578,978	$ 3,954,841	$ 30,624,112	$ 44,262,704
Comprehensive income (loss):
Net income	-	-	-	309,388	309,388
Change in net unrealized appreciation
on available-for-sale securities	-	-	(6,581,353)	-	(6,581,353)
Change in fair value of hedging instrument	-	-	18,236	-	18,236
Total comprehensive loss					(6,253,729)
Cash dividends paid ($0.38 per share)	-	-	-	(455,604)	(455,604)
Issuances of common stock, net	3,671	12,738	-	71,878	88,287
BALANCE, JUNE 30, 2006	$ 1,108,444	$ 8,591,716	$ (2,608,276)	$ 30,549,774	$ 37,641,658

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2006	2005

Net cash provided by operating activities	$ 3,955,676	$ 4,344,480

Investing activities
Securities available-for-sale:
Purchases	(25,914,023)	(23,361,961)
Sales and maturities	27,442,552	20,126,347
Other investments:
Cost of acquisition	(1,221,357)	(1,732,023)
Sales and maturities	2,543,991	2,280,741
Net additions to property and equipment	(106,610)	(344,017)
Net cash provided by (used in) investing activities	2,744,553	(3,030,913)

Financing activities
Receipts from universal life policies
credited to policyholder account
balances	4,546,490	3,834,811
Return of policyholder account balances
on universal life policies	(5,174,313)	(4,351,027)
Payments on notes payable	(4,352,828)	(3,594,931)
Proceeds from notes payable	3,480,876	4,470,000
Issuances of common stock	88,287	23,457
Dividends paid	(455,604)	(454,016)
Net cash used in financing activities	(1,867,092)	(71,706)

Increase in cash and cash equivalents	4,833,137	1,241,861

Cash and cash equivalents at beginning of period	1,994,032	2,445,782

Cash and cash equivalents at end of period	$ 6,827,169	$ 3,687,643

See accompanying notes.

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

Our operations involve the sale and administration of various insurance and annuity products, including, but not limited to, participating and non-participating whole life, limited pay, universal life, annuity contracts, credit life, credit accident and health and group insurance policies. The principal markets for the products sold by Investors Heritage Life are in the commonwealths of Kentucky and Virginia, and the states of North Carolina, South Carolina, Ohio, Indiana, Florida, Tennessee, Georgia, and Michigan.

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005, as included in our Annual Report on Form 10-K.

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

NOTE C - Earnings per Share and Stock-Based Compensation: Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the three months ended June 30, 2006 and 2005 were 1,107,153 and 1,100,595, respectively. The weighted average number of shares outstanding for the six months ended June 30, 2006 and 2005 were 1,105,969 and 1,100,185, respectively.

Effective January 1, 2006, we began accounting for stock-based incentive programs under Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment." SFAS No. 123(R) superseded Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and requires all share-based payments to employees to be recognized as compensation expense in the consolidated income statement. We adopted the provisions of SFAS No. 123(R) using the modified prospective method in which compensation expense is recognized based on the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," for all awards granted to employees prior to January 1, 2006. Under this method, our stock-based compensation is reported in the balance sheets as a liability based on the intrinsic value of the compensation, and compensation expense is measured as the change in intrinsic value. Prior to the adoption of SFAS No. 123(R) on January 1, 2006, we also accounted for stock-based compensation in accordance with SFAS No. 123, under which we recognized compensation expense based on the intrinsic value of stock-based compensation. Implementation of this new standard did not have a material impact on our financial condition or our operations based on our current use of the liability method.

The Company's only outstanding stock options and stock appreciation rights were issued in 1999. Pursuant to our stock option and stock appreciation rights plan, there were 61,125 outstanding options, having an exercise price of $23.00 per share as of June 30, 2006. Our stock price changed from $23.50 per share at December 31, 2005 to $23.60 per share at March 31, 2006 and $24.20 at June 30, 2006. Accordingly, we recognized an increase of $36,675 and $42,788, respectively, in stock compensation expense associated with such options for the three month and six month periods ended June 30, 2006. We recognized a decrease of $77,850 and an increase of $7,950, respectively, in stock compensation expense associated with such options for the three month and six month periods ended June 30, 2005.

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

	Three Months Ended
	June 30, 2006	June 30, 2005
Revenue:
Preneed and Burial Products	$9,886,413	$10,620,671
Traditional and Universal Life Products	2,886,868	2,915,895
Credit Insurance Products and
Administrative Services	54,388	46,367
Corporate and Other	423,831	464,360
	$13,251,500	$14,047,293

Income from operations before federal
income taxes:
Preneed and Burial Products	$ 59,569	$ 90,433
Traditional and Universal Life Products	160,511	317,823
Credit Insurance Products and
Administrative Services	10,582	10,706
Corporate and Other	212,798	378,981
	$ 443,460	$ 797,943

	Six Months Ended
	June 30, 2006	June 30, 2005
Revenue:
Preneed and Burial Products	$ 20,414,678	$ 21,055,601
Traditional and Universal Life Products	5,759,421	5,897,462
Credit Insurance Products and
Administrative Services	91,384	77,664
Corporate and Other	651,065	1,046,512
	$ 26,916,548	$ 28,077,239

Income (loss) from operations before federal
income taxes:
Preneed and Burial Products	$ (74,654)	$ (244,855)
Traditional and Universal Life Products	213,758	485,713
Credit Insurance Products and
Administrative Services	38,356	59,565
Corporate and Other	200,211	870,075
	$ 377,671	$ 1,170,498

NOTE E -- Federal Income Taxes: Federal income taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction and the small life insurance company tax deduction. At June 30, 2006 and December 31, 2005, the Company's deferred tax liability as recorded on the balance sheet was $2,348,836 and $5,861,848, respectively.

At December 31, 2005, $689,535 of the retained earnings of the Company represented earnings prior to 1984 which accumulated in an account known as policyholders' surplus, which was not subject to income taxation. The American Jobs Creation Act of 2004 eliminated the tax associated with distributions from this policyholders' surplus account made during specified tax years. Under the American Jobs Creation Act of 2004, any distributions to shareholders made during the 2005 and 2006 tax years are treated as being made first out of policyholders' surplus. Accordingly, Investors Heritage Life paid a dividend in the amount of $728,768 to Kentucky Investors on April 6, 2006. As a result of this dividend, the balance of this policyholders' surplus account has been eliminated.

NOTE F -- Comprehensive Income (Loss): The components of comprehensive income (loss), net of related federal income taxes, are as follows:

	Three Months Ended
	June 30, 2006	June 30, 2005
Net income	$ 363,282	$ 654,303
Change in fair value of hedging instrument	7,709	-
Net unrealized gains (losses) on available-for-sale
securities, net of federal income taxes	(2,749,530)	3,577,536
Comprehensive income (loss)	$ (2,378,539)	$ 4,231,839

	Six Months Ended
	June 30, 2006	June 30, 2005
Net income	$ 309,388	$ 924,636
Change in fair value of hedging instrument	18,236	-
Net unrealized losses on available-for-sale
securities, net of federal income taxes	(6,581,353)	(327,886)
Comprehensive income (loss)	$ (6,253,729)	$ 596,750

NOTE G -- Employee Benefit Plans: We participate in a noncontributory retirement plan which covers substantially all employees. Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service. Benefits are funded based on actuarially-determined amounts.

The following table provides the components of the net periodic benefit cost:

	Three Months Ended
	June 30, 2006	June 30, 2005
Service cost	$ 77,688	$ 79,130
Interest cost	173,947	162,306
Expected return on plan assets	(182,198)	(163,910)
Amortization of net actuarial loss	54,200	30,853
Net periodic benefit cost	$ 123,637	$ 108,379

	Six Months Ended
	June 30, 2006	June 30, 2005
Service cost	$ 155,376	$ 158,259
Interest cost	347,894	324,611
Expected return on plan assets	(364,396)	(327,820)
Amortization of net actuarial loss	108,400	61,706
Net periodic benefit cost	$ 247,274	$ 216,756

We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute $652,920 to our pension plan in 2006. As of June 30, 2006, $326,460 had been contributed. We presently anticipate contributing an additional $326,460 to fund our pension plan in 2006.

NOTE H -- Investments: We participate in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded as an asset, with an offsetting liability recorded for our obligation to return the collateral. We obtain collateral in an amount equal to 102% of the fair value of domestic securities loaned, monitor the market value of securities loaned on a daily basis and obtain additional collateral as necessary. At June 30, 2006, fixed income securities with a carrying value of $15,568,580 were on loan under this agreement, with associated collateral held of $16,099,778. At December 31, 2005, fixed income securities with a carrying value of $16,444,304 were on loan under this agreement, with associated collateral held of $16,773,190. Income earned relative to this program was $6,349 and $13,099, respectively, for the three month and six month periods ended June 30, 2006. Income earned relative to this program was $9,417 and $19,179, respectively, for the three month and six month periods ended June 30, 2005.

NOTE I -- Notes Payable: Effective May 30, 2006, the Company renewed the Kentucky Investors Line of Credit and the At Need Funding Line of Credit with Republic Bank and Trust Company, Louisville, Kentucky. The terms of the lines of credit remain the same as the terms previously in place with the exception that the At Need Funding Line of Credit has been increased from $2,000,000 to $4,000,000. The Kentucky Investors Line of Credit matures May 30, 2007 and the At Need Funding Line of Credit matures June 30, 2007.

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

The Heritage Final Expense product is sold in the final expense markets. Introduced in 2002, it is reinsured on an 80% quota share basis. This reinsurance arrangement has helped to reduce first year statutory surplus strain associated with new sales, as well as provide a stable profit stream for the future.

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

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing and At Need Funding, less than 2% of our consolidated revenues were generated by those subsidiaries. As anticipated, approximately 16% of Investors Heritage Financial's revenues for the six month period ended June 30, 2006 were derived from the sale of Investors Heritage Life's credit insurance products. During the first six months of 2006, Kentucky Investors received dividends from Investors Heritage Financial totaling $164,000 and received distributions from At Need Funding of $72,000. We anticipate further dividend payments from Investors Heritage Financial and distributions from At Need Funding during the remainder of 2006.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On a continuing basis, we evaluate our estimates, including those related to investments, deferred acquisition costs, present value of future profits, policy liabilities, income taxes, pension plan liabilities, regulatory requirements, contingencies and litigation. We base such estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies, judgments and estimates are the most critical to the preparation of our consolidated financial statements.

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

Deferred Acquisition Costs

At June 30, 2006, the balance of our deferred acquisition costs was approximately $22,657,000 compared to $22,357,000 at December 31, 2005. The recovery of these costs is dependent on the future profitability of the related business. Each reporting period, we evaluate the recoverability of the unamortized balance of the deferred acquisition costs. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is immediately charged to amortization expense. The assumptions we use to amortize and evaluate the recoverability of the deferred acquisition costs involve significant judgment. A revision to these assumptions may impact future financial results.

Policy Liabilities

Establishing liabilities for our long-duration insurance contracts requires various assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing, and operating expense levels. We evaluate historical experience for these factors when assessing the need for changing current assumptions. However, since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial estimates and judgments are required. Actual experience may emerge differently from that assumed. Any such difference would be recognized in the current period's consolidated income statement.

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

Accrued Pension Expense

We maintain a defined benefit retirement plan on behalf of our employees. Measurement of the future benefit obligations associated with this plan involve significant judgment, particularly with regard to the expected long-term rate of return on plan assets, rate of compensation increases and the current discount rate used to calculate the present value of our future obligations. Changes in these assumptions can significantly impact the accrued pension expense and additional minimum pension liability required to be recorded in the financial statements. Additionally, proposed legislative and accounting changes, if adopted, have the potential to adversely impact the funding and accounting for our defined benefit plan.

Investments, Liquidity and Capital Resources

Investments

Investors Heritage Life has maintained a sound, conservative investment strategy. At June 30, 2006, 88.4% of invested assets consisted of fixed income public bonds compared to 88.5% at December 31, 2005. Fixed income assets are managed by Conning Asset Management Company, an independent portfolio manager.

We recognized no other-than-temporary impairment losses during the six months ended June 30, 2006 or the corresponding period in 2005. We believe that we will recover the cost basis in the securities held with unrealized losses as we have both the intent and ability to hold the securities until they mature or recover in value.

We participate in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded as an asset, with an offsetting liability recorded for our obligation to return the collateral.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending with approximately 93.7% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At June 30, 2006, 7.3% of invested assets consisted of mortgage loans compared to 7.2% at December 31, 2005. We anticipate funding several new mortgage loan investments during the remainder of 2006 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets. As of June 30, 2006, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 90 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

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

Investors Heritage Life's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At June 30, 2006, Investors Heritage Life's fixed income investments were 100% investment grade as compared to 99.6% investment grade at December 31, 2005, as rated by Standard & Poor's. None of Investors Heritage Life's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

Kentucky Investors principal sources of cash flow are rental income and dividends from its subsidiaries. Kentucky Investors principal long-term obligations are payments on long-term debt.

We are not aware of any commitments or unusual events that could materially affect capital resources.

We will continue to explore various opportunities including corporate reorganizations, acquisitions and purchasing blocks of business from other companies, which may dictate an additional need for either long-term or short-term debt.

Results of Operations

Overview

Premiums earned (net of reinsurance) were $8,383,676 for the second quarter of 2006 (a decrease of 7.7% compared to the second quarter of 2005) and $17,430,714 for the first six months of 2006 (a decrease of 2.4% compared to the same period in 2005). The decrease was primarily due to lower sales in the pre-need and burial segment during the second quarter of 2006. Net investment income was $4,527,945 for the second quarter of 2006 (a decrease of 1.8% compared to the second quarter of 2005) and $9,027,774 for the first six months of 2006 (a decrease of 0.4% compared to the same period in 2005). The decrease for the second quarter is primarily due to low yield rates on newer investments impacting the rate of return on our investment portfolio. Total revenue was $13,251,500 for the second quarter of 2006 (a decrease of 5.7% compared to the second quarter of 2005) and $26,916,548 for the first six months of 2006 (a decrease of 4.1% compared to the same period in 2005). This decrease is primarily due to the previously described lower sales in the pre-need and burial segment during the second quarter of 2006 coupled with realized gains recognized during the first quarter of 2005 on the sales of significantly appreciated common stocks.

Total benefits and expenses were $12,808,040 in the second quarter of 2006 (a decrease of 3.3% compared to the second quarter of 2005) and $26,538,877 for the first six months of 2006 (a decrease of 1.4% compared to the same period in 2005). The decrease in benefits and expenses is primarily due to lower pre-need production. After providing for federal income taxes, our net income was $363,282 with earnings per share of $0.33 for the second quarter of 2006 as compared to $654,303 and earnings per share of $0.59 for the second quarter of 2005. Our net income was $309,388 with earnings per share of $0.28 for the first six months of 2006 as compared to $924,636 and earnings per share of $0.84 for the same period in 2005. The decrease in net income for the first six months of 2006 is due primarily to the previously mentioned realized gains recognized during the first quarter of 2005 on the sales of significantly appreciated common stocks.

A dividend of $0.38 per share was paid April 7, 2006, to shareholders of record on March 24, 2006.

Business Segments

We internally evaluate the performance of our operations by the following business segments:

Preneed & Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $9,886,413 for the second quarter of 2006 (a decrease of 6.9% compared to the second quarter of 2005) and $20,414,678 for the first six months of 2006 (a decrease of 3.0% compared to the same period of 2005). The decrease for the second quarter of 2006 is due primarily to decreased premium production from lower sales of the preneed and burial products. Pre-tax income (loss) from operations was $59,569 for the second quarter of 2006 compared to $90,433 for the same period for 2005 and $(74,654) for the first six months of 2006 compared to $(244,855) for the same period for 2005. Our Legacy Preferred product series continues to improve product profitability.

Traditional & Universal Life Products include traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were $2,886,868 for the second quarter of 2006 (a decrease of 1.0% compared to the second quarter of 2005) and $5,759,421 for the first six months of 2006 (a decrease of 2.3% compared to the same period of 2005). Revenues on this segment are primarily derived from the sale of term insurance products through banks, which have experienced lower demand during 2006 compared to the prior year. Pre-tax income from operations was $160,511 for the second quarter of 2006 compared to $317,823 for the same period for 2005 and $213,758 for the first six months of 2006 compared to $485,713 for the same period for 2005, primarily because of the lower revenue.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident & health insurance products. Revenues for this segment were $54,388 for the second quarter of 2006 (an increase of 17.3% compared to the second quarter of 2005) and $91,384 for the first six months of 2006 (an increase of 17.7% compared to the same period of 2005). Pre-tax income from operations was $10,582 for the second quarter of 2006 compared to $10,706 for the same period for 2005 and $38,356 for the first six months of 2006 compared to $59,565 for the same period for 2005. All of the related underwriting risk currently produced is being reinsured 100% with highly-rated life companies.

Corporate & Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $423,831 for the second quarter of 2006 (a decrease of 8.7% compared to the second quarter of 2005) and $651,065 for the first six months of 2006 (a decrease of 37.8% compared to the same period of 2005). Pre-tax income from operations was $212,798 for the second quarter of 2006 compared to $378,981 for the same period of 2005 and $200,211 for the first six months of 2006 compared to $870,075 for the same period for 2005. The decrease in revenues and pre-tax income for the first six months of 2006 is primarily due to realized gains from the sales of significantly appreciated common stock investments during the first quarter of 2005.

Federal Income Taxes

Federal income taxes are provided based on estimates of the projected annual effective tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 18.1% for the six months ended June 30, 2006 compared to 21.0% for the six months ended June 30, 2005. The decrease in the effective tax rate is primarily due to taxes incurred during the first three months of 2005 associated with realized gains on sales of significantly appreciated common stocks.

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

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Kentucky Investors is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 8, 2006, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

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

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the stockholders was held May 11, 2006 at 11:00 a.m. The purpose of the meeting was to elect directors.

(b) Three (3) directors were elected to hold office for a term of three (3) years or until their successors are duly elected and qualified.

The following individuals were elected for a term of three (3) years and the number of votes cast were as follows

Howard L. Graham - Number of Votes Cast FOR -- 931,316.118; WITHHELD -- 3,334.54

Robert M. Hardy, Jr. - Number of Votes Cast FOR -- 931,398.358; WITHHELD - 3,252.3

Dr. Jerry F. Howell, Jr. - Number of Votes Cast FOR -- 931,321.638; WITHHELD - 3,329.02

The other directors whose terms will continue after the meeting are:

Gordon C. Duke
Harry Lee Waterfield II
Michael F. Dudgeon, Jr.
Harold G. Doran, Jr.
Helen S. Wagner
David W. Reed

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

KENTUCKY INVESTORS, INC.

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: August 8, 2006	President

BY: /s/Raymond L. Carr
Raymond L. Carr
DATE: August 8, 2006	Vice President - Chief Financial Officer

