Form 10-Q
period 2006-09-30
KENTUCKY INVESTORS INC
filed 2006-11-13
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

Number of outstanding shares as of September 30, 2006 -- 1,109,721.720

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

CONTENTS

PART I -- FINANCIAL INFORMATION

		Page
ITEM 1.	Consolidated Financial Statements	3
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20
ITEM 4.	Controls and Procedures	21

PART I -- FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

KENTUCKY INVESTORS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2006	December 31, 2005
Assets
Investments
Securities available for sale, at fair value:
Fixed maturities (amortized cost:
$279,643,502 and $275,752,746)	$283,171,240	$283,342,803
Equity securities (cost:
$2,897,164 and $2,872,367)	3,678,173	3,392,822
Mortgage loans on real estate	22,348,776	22,893,966
Policy loans	7,360,210	7,438,128
Other long term investments	1,682,414	2,268,714
Short term investments	414,999	575,001
Total investments	318,655,812	319,911,434

Cash and cash equivalents	5,213,263	1,994,032
Accrued investment income	3,646,731	4,654,762
Due premiums	3,802,393	4,089,627
Deferred acquisition costs	21,813,179	22,356,641
Present value of future profits	230,865	299,553
Leased property under capital leases	397,470	427,914
Property and equipment	1,628,411	1,567,392
Collateral on securities loaned	19,030,887	16,773,190
Cash value of company life insurance	6,067,026	6,178,136
Other assets	313,975	299,328
Amounts recoverable from reinsurers	54,824,802	54,899,396
Total assets	$435,624,814	$433,451,405

3

Liabilities and stockholders' equity
Liabilities
Policy liabilities
Benefit reserves	$341,088,086	$336,428,173
Unearned premium reserves	13,379,441	14,381,589
Policy claims	1,739,905	1,696,430
Liability for deposit-type contracts	2,832,999	2,613,504
Reserves for dividends and
endowments and other	599,452	629,869
Total policy liabilities	359,639,883	355,749,565
Federal income taxes	4,621,028	5,994,221
Obligations under capital leases	408,325	429,532
Notes payable	6,058,747	7,215,410
Obligations to return collateral under
securities loan agreement	19,030,887	16,773,190
Accrued pension expense	1,185,162	1,303,941
Other liabilities	2,187,900	1,722,842
Total liabilities	$393,131,932	$389,188,701

Stockholders' equity
Common stock (shares issued:
1,109,722 and 1,104,773)	$ 1,109,722	$ 1,104,773
Paid-in surplus	8,597,305	8,578,978
Accumulated other comprehensive
income	1,623,768	3,954,841
Retained earnings	31,162,087	30,624,112
Total stockholders' equity	$ 42,492,882	$ 44,262,704

Total liabilities and stockholders'
equity	$435,624,814	$433,451,405

See accompanying notes.

4

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended September 30
	2006	2005

Revenue
Premiums and other considerations	$12,396,658	$13,286,050
Premiums ceded	(3,928,452)	(4,177,935)
Net premiums earned	8,468,206	9,108,115

Investment income, net of expenses	4,475,159	4,500,293
Realized gains (losses) on investments, net	80,004	(4,656)
Other income	319,618	298,710
Total revenue	13,342,987	13,902,462

Benefits and expenses
Death and other benefits	7,041,049	7,448,143
Guaranteed annual endowments	133,953	140,188
Dividends to policyholders	134,192	137,330
Increase in benefit reserves
and unearned premiums	2,103,977	1,908,069
Acquisition costs deferred	(1,238,268)	(1,313,997)
Amortization of deferred acquisition costs	1,603,515	1,599,453
Commissions	514,581	644,091
Other insurance expenses	2,333,233	2,657,245
Total benefits and expenses	12,626,232	13,220,522

Income from operations before provision
for federal income taxes	716,755	681,940

Provision (benefit) for federal income taxes:
Current	80,877	194,272
Deferred	48,712	(51,100)
Total provision for federal income taxes	129,589	143,172

Net income	$ 587,166	$ 538,768
Earnings per share	$ 0.53	$ 0.49

Dividends per share	$ -	$ -

See accompanying notes.

5

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

Nine Months Ended September 30
	2006	2005

Revenue
Premiums and other considerations	$36,412,055	$37,353,850
Premiums ceded	(10,513,135)	(10,380,845)
Net premiums earned	25,898,920	26,973,005

Investment income, net of expenses	13,502,933	13,559,933
Realized gains on investments, net	21,360	681,122
Other income	836,322	765,641
Total revenue	40,259,535	41,979,701

Benefits and expenses
Death and other benefits	23,826,202	24,869,217
Guaranteed annual endowments	459,363	477,997
Dividends to policyholders	427,446	440,823
Increase in benefit reserves
and unearned premiums	4,785,815	4,226,875
Acquisition costs deferred	(3,759,754)	(3,778,549)
Amortization of deferred acquisition costs	4,584,609	4,529,346
Commissions	1,642,226	1,860,720
Other insurance expenses	7,199,202	7,500,834
Total benefits and expenses	39,165,109	40,127,263

Income from operations before provision
for federal income taxes	1,094,426	1,852,438

Provision (benefit) for federal income taxes:
Current	228,943	377,134
Deferred	(31,071)	11,900
Total provision for federal income taxes	197,872	389,034

Net income	$ 896,554	$ 1,463,404
Earnings per share	$ 0.81	$ 1.33

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

6

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock	Paid-in Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
BALANCE, JANUARY 1, 2005	$ 1,099,666	$ 8,560,130	$ 10,406,040	$ 28,749,601	$ 48,815,437

Comprehensive income (loss):

Net income	-	-	-	1,463,404	1,463,404

Change in net unrealized appreciation
on available-for-sale securities	-	-	(4,280,743)	-	(4,280,743)

Total comprehensive loss					(2,817,339)

Cash dividends paid ($0.38 per share)	-	-	-	(454,016)	(454,016)

Issuances of common stock, net	929	3,019	-	19,509	23,457

BALANCE, SEPTEMBER 30, 2005	$ 1,100,595	$ 8,563,149	$ 6,125,297	$ 29,778,498	$ 45,567,539

BALANCE, JANUARY 1, 2006	$ 1,104,773	$ 8,578,978	$ 3,954,841	$ 30,624,112	$ 44,262,704

Comprehensive income (loss):

Net income	-	-	-	896,554	896,554

Change in net unrealized appreciation
on available-for-sale securities	-	-	(2,334,313)	-	(2,334,313)

Change in fair value of hedging instrument	-	-	3,240	-	3,240

Total comprehensive loss					(1,434,519)

Cash dividends paid ($0.38 per share)	-	-	-	(455,604)	(455,604)

Issuances of common stock, net	4,949	18,327	-	97,025	120,301

BALANCE, SEPTEMBER 30, 2006	$ 1,109,722	$ 8,597,305	$ 1,623,768	$ 31,162,087	$ 42,492,882

See accompanying notes.

7

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2006	2005

Net cash provided by operating activities	$ 7,547,236	$ 8,865,417

Investing activities
Securities available-for-sale:
Purchases	(40,996,594)	(32,543,755)
Sales and maturities	36,836,444	25,003,490
Other investments:
Cost of acquisition	(1,723,886)	(3,566,489)
Sales and maturities	3,093,296	3,653,770
Net additions to property and equipment	(309,054)	(501,501)
Net cash used in investing activities	(3,099,794)	(7,954,485)

Financing activities
Receipts from universal life policies
credited to policyholder account
balances	8,026,266	5,897,628
Return of policyholder account balances
on universal life policies	(7,762,511)	(6,158,814)
Payments on notes payable	(5,985,765)	(5,065,249)
Proceeds from notes payable	4,829,102	6,559,000
Issuances of common stock	120,301	23,457
Dividends paid	(455,604)	(454,016)
Net cash provided by (used in) financing activities	(1,228,211)	802,006

Increase in cash and cash equivalents	3,219,231	1,712,938

Cash and cash equivalents at beginning of period	1,994,032	2,445,782

Cash and cash equivalents at end of period	$ 5,213,263	$ 4,158,720

See accompanying notes.

8

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005, as included in our Annual Report on Form 10-K.

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

NOTE C - Earnings per Share and Stock-Based Compensation: Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the three months ended September 30, 2006 and 2005 were 1,108,458 and 1,100,595, respectively. The weighted average number of shares outstanding for the nine months ended September 30, 2006 and 2005 were 1,106,808 and 1,100,323, respectively.

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

The Company's only outstanding stock options and stock appreciation rights were issued in 1999. Pursuant to our stock option and stock appreciation rights plan, there were 61,125 outstanding options, having an exercise price of $23.00 per share as of September 30, 2006. Our stock price changed from $23.50 per share at December 31, 2005 to $24.20 at June 30, 2006 and $25.05 at September 30, 2006. Accordingly, we recognized an increase of $51,956 and $94,744, respectively, in stock compensation expense associated with such options for the three month and nine month periods ended September 30, 2006. We recognized an increase of $36,675 and $44,625, respectively, in stock compensation expense associated with such options for the three month and nine month periods ended September 30, 2005.

NOTE D - Segment Data: We operate in four segments as shown in the following table. All segments include both individual and group insurance. Identifiable revenues and expenses are assigned directly to the applicable segment. Net investment income is generally allocated to the insurance and the corporate segments in proportion to policy liabilities and stockholders' equity, respectively. Corporate and Other segment results include results for the parent company, Investors Heritage Printing, Inc., Investors Heritage Financial Services Group, Inc. and At Need Funding LLC, after elimination of intercompany amounts.

	Three Months Ended
	September 30, 2006	September 30, 2005
Revenue:
Preneed and Burial Products	$9,553,288	$10,703,625
Traditional and Universal Life Products	3,202,347	2,690,234
Credit Insurance Products and
Administrative Services	50,520	64,276
Corporate and Other	536,832	444,327
	$13,342,987	$13,902,462
Income from operations before provision for
federal income taxes:
Preneed and Burial Products	$ 213,280	$ 394,559
Traditional and Universal Life Products	150,184	194,706
Credit Insurance Products and
Administrative Services	16,321	42,165
Corporate and Other	336,970	50,510
	$ 716,755	$ 681,940

	Nine Months Ended
	September 30, 2006	September 30, 2005
Revenue:
Preneed and Burial Products	$ 29,967,966	$ 31,759,226
Traditional and Universal Life Products	8,961,768	8,587,696
Credit Insurance Products and
Administrative Services	141,904	141,940
Corporate and Other	1,187,897	1,490,839
	$ 40,259,535	$ 41,979,701

Income from operations before provision for
federal income taxes:
Preneed and Burial Products	$ 138,626	$ 149,704
Traditional and Universal Life Products	363,942	680,419
Credit Insurance Products and
Administrative Services	54,677	101,730
Corporate and Other	537,181	920,585
	$ 1,094,426	$ 1,852,438

NOTE E - Federal Income Taxes: Federal income taxes are provided based on estimates of the projected effective annual tax rate. The annual effective tax rate is affected throughout the year by the dividends-received deduction and the 404(k) dividend deduction that are typically incurred early in the year. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction, the 404(k) plan dividend deduction and the small life insurance company tax deduction. At September 30, 2006 and December 31, 2005, the Company's deferred tax liability as recorded on the balance sheet was $4,644,712 and $5,861,848, respectively.

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

NOTE F - Comprehensive Income (Loss): The components of comprehensive income (loss), net of related federal income taxes, are as follows:

	Three Months Ended
	September 30, 2006	September 30, 2005
Net income	$ 587,166	$ 538,768
Change in fair value of hedging instrument	(14,996)	-
Net unrealized gains (losses) on available-for-sale
securities, net of federal income taxes	4,247,040	(3,952,857)
Comprehensive income (loss)	$ 4,819,210	$ (3,414,089)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Net income	$ 896,554	$ 1,463,404
Change in fair value of hedging instrument	3,240	-
Net unrealized losses on available-for-sale
securities, net of federal income taxes	(2,334,313)	(4,280,743)
Comprehensive loss	$ (1,434,519)	$ (2,817,339)

NOTE G - Employee Benefit Plan: We participate in a noncontributory defined benefit retirement plan which covers substantially all employees. Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service. Benefits are funded based on actuarially-determined amounts.

The following table provides the components of the net periodic benefit cost:

	Three Months Ended
	September 30, 2006	September 30, 2005
Service cost	$ 77,688	$ 79,129
Interest cost	173,947	162,305
Expected return on plan assets	(182,198)	(163,909)
Amortization of net actuarial loss	54,200	30,852
Net periodic benefit cost	$ 123,637	$ 108,377

	Nine Months Ended
	September 30, 2006	September 30, 2005
Service cost	$ 233,064	$ 237,388
Interest cost	521,841	486,916
Expected return on plan assets	(546,594)	(491,729)
Amortization of net actuarial loss	162,600	92,558
Net periodic benefit cost	$ 370,911	$ 325,133

We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute $652,920 to our pension plan in 2006. As of September 30, 2006, $489,690 had been contributed. We presently anticipate contributing an additional $163,230 to fund our pension plan in 2006.

NOTE H - Investments: We participate in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded as an asset, with an offsetting liability recorded for our obligation to return the collateral. We obtain collateral in an amount equal to 102% of the fair value of domestic securities loaned, monitor the market value of securities loaned on a daily basis and obtain additional collateral as necessary. At September 30, 2006, fixed income securities with a carrying value of $18,439,556 were on loan under this agreement, with associated collateral held of $19,030,887. At December 31, 2005, fixed income securities with a carrying value of $16,444,304 were on loan under this agreement, with associated collateral held of $16,773,190. Income earned relative to this program was $5,519 and $18,618, respectively, for the three month and nine month periods ended September 30, 2006. Income earned relative to this program was $14,302 and $33,481, respectively, for the three month and nine month periods ended September 30, 2005.

NOTE I - Notes Payable: Effective May 30, 2006, the Company renewed the Kentucky Investors Line of Credit and the At Need Funding Line of Credit with Republic Bank and Trust Company, Louisville, Kentucky. The terms of the lines of credit remain the same as the terms previously in place with the exception that the At Need Funding Line of Credit has been increased from $2,000,000 to $4,000,000. The Kentucky Investors Line of Credit matures May 30, 2007 and the At Need Funding Line of Credit matures June 30, 2007.

NOTE J - New Financial Accounting Standards: On September 29, 2006, the Financial Accounting Standards Board issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which amends SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," and applies to all plan sponsors who offer defined benefit postretirement benefit plans. SFAS No. 158 requires an entity to recognize an asset for a defined benefit postretirement plan's overfunded status or a liability for a plan's underfunded status measured as of the end of the entity's fiscal year effective for fiscal years ending after December 15, 2006. The entity will recognize changes in the funded status in comprehensive income in the year in which the changes occur. Although the financial impact of the adoption of this new standard cannot yet be determined, we do expect the result to be a material adverse impact to stockholders' equity at December 31, 2006.

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

Our income is derived primarily from the sale of insurance products by Investors Heritage Life, administrative service fees, and investment results, including realized gains (losses), less interest credited to policyholders, benefits to policyholders and expenses.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing and At Need Funding, less than 2% of our consolidated revenues were generated by those subsidiaries. As anticipated, approximately 14% of Investors Heritage Financial's revenues for the nine month period ended September 30, 2006 were derived from the sale of Investors Heritage Life's credit insurance products. During the first nine months of 2006, Kentucky Investors received dividends from Investors Heritage Financial totaling $232,000 and received distributions from At Need Funding of $72,000. We anticipate further dividend payments from Investors Heritage Financial and distributions from At Need Funding during the remainder of 2006.

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

Deferred Acquisition Costs

At September 30, 2006, the balance of our deferred acquisition costs was approximately $21,813,000 compared to $22,357,000 at December 31, 2005. The recovery of these costs is dependent on the future profitability of the related business. Each reporting period, we evaluate the recoverability of the unamortized balance of the deferred acquisition costs. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is immediately charged to amortization expense. The assumptions we use to amortize and evaluate the recoverability of the deferred acquisition costs involve significant judgment. A revision to these assumptions may impact future financial results.

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

The Pension Protection Act of 2006 was passed by legislators and signed by the President on August 17, 2006 to address the funding mechanisms of pension plans. Additionally, on September 29, 2006, the Financial Accounting Standards Board issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" which amends SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," and applies to all plan sponsors who offer defined benefit postretirement benefit plans. SFAS No. 158 requires an entity to recognize the plan's overfunded or underfunded status measured as of the end of the entity's fiscal year effective for fiscal years ending after December 15, 2006. The entity will recognize changes in the funded status in comprehensive income in the year in which the changes occur. Although the financial impact of the adoption of these new legislative and account changes cannot yet be determined, we do expect them to have a material adverse impact on our financial statements, once effective.

Investments, Liquidity and Capital Resources

Investments

Investors Heritage Life has maintained a sound, conservative investment strategy. At September 30, 2006, 88.8% of invested assets consisted of fixed income public bonds compared to 88.5% at December 31, 2005. Fixed income assets are managed by Conning Asset Management Company, an independent portfolio manager.

We recognized no other-than-temporary impairment losses during the nine months ended September 30, 2006 or the corresponding period in 2005. We believe that we will recover the cost basis in the securities held with unrealized losses as we have both the intent and ability to hold the securities until they mature or recover in value.

We participate in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded as an asset, with an offsetting liability recorded for our obligation to return the collateral.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending with approximately 93.8% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At September 30, 2006, 7.0% of invested assets consisted of mortgage loans compared to 7.2% at December 31, 2005. We anticipate funding several new mortgage loan investments during the remainder of 2006 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets. As of September 30, 2006, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 90 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

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

Investors Heritage Life's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At September 30, 2006, Investors Heritage Life's fixed income investments were 100% investment grade as compared to 99.6% investment grade at December 31, 2005, as rated by Standard & Poor's. None of Investors Heritage Life's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

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

Results of Operations

Overview

Premiums earned (net of reinsurance) were $8,468,206 for the third quarter of 2006 (a decrease of 7.0% compared to the third quarter of 2005) and $25,898,920 for the first nine months of 2006 (a decrease of 4.0% compared to the same period in 2005). The decrease was primarily due to lower sales in the pre-need and burial segment during the second and third quarters of 2006. Net investment income was $4,475,159 for the third quarter of 2006 (a decrease of 0.6% compared to the third quarter of 2005) and $13,502,933 for the first nine months of 2006 (a decrease of 0.4% compared to the same period in 2005). The decrease for the third quarter is primarily due to lower yield rates on newer investments impacting the rate of return on our investment portfolio. Total revenue was $13,342,987 for the third quarter of 2006 (a decrease of 4.0% compared to the third quarter of 2005) and $40,259,535 for the first nine months of 2006 (a decrease of 4.1% compared to the same period in 2005). This decrease is primarily due to the previously described lower sales in the pre-need and burial segment during the second and third quarters of 2006 coupled with realized gains recognized during the first quarter of 2005 on the sales of significantly appreciated common stocks.

Total benefits and expenses were $12,626,232 in the third quarter of 2006 (a decrease of 4.5% compared to the third quarter of 2005) and $39,165,109 for the first nine months of 2006 (a decrease of 2.4% compared to the same period in 2005). The decrease in benefits and expenses is primarily due to lower pre-need production. After providing for federal income taxes, our net income was $587,166 with earnings per share of $0.53 for the third quarter of 2006 as compared to $538,768 and earnings per share of $0.49 for the third quarter of 2005. Our net income was $896,554 with earnings per share of $0.81 for the first nine months of 2006 as compared to $1,463,404 and earnings per share of $1.33 for the same period in 2005. The decrease in net income for the first nine months of 2006 is due primarily to the previously mentioned realized gains recognized during the first quarter of 2005 on the sales of significantly appreciated common stocks.

A dividend of $0.38 per share was paid April 7, 2006, to shareholders of record on March 24, 2006.

Business Segments

We internally evaluate the performance of our operations by the following business segments:

Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $9,553,288 for the third quarter of 2006 (a decrease of 10.7% compared to the third quarter of 2005) and $29,967,966 for the first nine months of 2006 (a decrease of 5.6% compared to the same period of 2005). The decrease for the third quarter of 2006 is due primarily to decreased premium production from lower sales of the preneed and burial products. Pre-tax income (loss) from operations was $213,280 for the third quarter of 2006 compared to $394,559 for the same period for 2005 and $138,626 for the first nine months of 2006 compared to $149,704 for the same period for 2005. Sales of our Legacy Preferred product series continue to improve product profitability.

Traditional and Universal Life Products include traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were $3,202,347 for the third quarter of 2006 (an increase of 19.0% compared to the third quarter of 2005) and $8,961,768 for the first nine months of 2006 (an increase of 4.4% compared to the same period of 2005). Revenues on this segment are primarily derived from the sale of term insurance products through banks, which have experienced slightly increased demand during the third quarter of 2006 compared to the prior year. The remaining increase in revenue during the third quarter of 2006 is due to the consideration received on the assumption of a small block of traditional business. This assumption has little effect on the pre-tax income in this segment due to the increase in reserves associated with the assumed business. Pre-tax income from operations was $150,184 for the third quarter of 2006 compared to $194,706 for the same period for 2005 and $363,942 for the first nine months of 2006 compared to $680,419 for the same period for 2005, primarily because of an increase in claims activity.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident and health insurance products. Revenues for this segment were $50,520 for the third quarter of 2006 (a decrease of 21.4% compared to the third quarter of 2005) and $141,904 for the first nine months of 2006 (a decrease of less than 0.1% compared to the same period of 2005). Pre-tax income from operations was $16,321 for the third quarter of 2006 compared to $42,165 for the same period for 2005 and $54,677 for the first nine months of 2006 compared to $101,730 for the same period for 2005. All of the related underwriting risk currently produced is being reinsured 100% with highly-rated life companies.

Corporate and Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $536,832 for the third quarter of 2006 (an increase of 20.8% compared to the third quarter of 2005) and $1,187,897 for the first nine months of 2006 (a decrease of 20.3% compared to the same period of 2005). Pre-tax income from operations was $336,970 for the third quarter of 2006 compared to $50,510 for the same period of 2005 and $537,181 for the first nine months of 2006 compared to $920,585 for the same period for 2005. The increase in revenues for the third quarter of 2006 primarily relates to third party administrative contracts not in existence during the third quarter of the prior year coupled with an increase in fees during 2006 in the existing third party administrative contracts. The increase in pre-tax income for the third quarter of 2006 primarily relates to the increased service fee income, the timing of certain realized gains and the adjustment to the actuarially determined net periodic pension cost. The decrease in revenues and pre-tax income for the first nine months of 2006 is primarily due to realized gains from the sales of significantly appreciated common stock investments during the first quarter of 2005.

Federal Income Taxes

Federal income taxes are provided based on estimates of the projected annual effective tax rate. The annual effective tax rate is affected throughout the year by the dividends-received deduction and the 404(k) dividend deduction that are typically incurred early in the year. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate was 18.1% for the nine months ended September 30, 2006 compared to 21.0% for the nine months ended September 30, 2005. The decrease in the effective tax rate is primarily due to taxes incurred during the first three months of 2005 associated with realized gains on sales of significantly appreciated common stocks.

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

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Kentucky Investors is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 10, 2006, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

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

KENTUCKY INVESTORS, INC.

BY: /s/ Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: November 10, 2006	President

BY: /s/ Raymond L. Carr
Raymond L. Carr
DATE: November 10, 2006	Vice President - Chief Financial Officer