Form 10-K
period 2006-12-31
KENTUCKY INVESTORS INC
filed 2007-03-22
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

COMMISSION FILE NUMBER 0-1999

KENTUCKY INVESTORS, INC.

(Exact name of registrant as specified in its Charter)

KENTUCKY	61-6030333
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

200 Capital Avenue, Frankfort, Kentucky 40601
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: 502-223-2361

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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the average bid and asked price of such common equity as of December 31, 2006. $17,526,933.02

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class
Common Capital Stock

Outstanding at December 31, 2006
1,113,103.72

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 2006 (Form 10-K, Items 1, 1A, 6, 7, 7A, 8 and 15)

(2) Portions of the Proxy Statement dated April 5, 2007, for the Annual Meeting of Stockholders to be held May 10, 2007 (Form 10-K, Items 10, 11, 12, 13 and 14.)

CONTENTS

PART I

		Page
Item 1.	Business	4
Item 1A.	Risk Factors	11
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	22
Item 11.	Executive Compensation	23
Item 12.	Security Ownership of Certain Beneficial Owners and management and Related Stockholder Matters	23
Item 13.	Certain Relationships and Related Transactions, and Director Independence	23
Item 14.	Principal Accounting Fees and Services	23

PART IV

Item 15.	Exhibits, Financial Statement Schedules	25
Index To Exhibits		26
Signatures		32

PART I

Item 1. Business

(a) Business Overview

Kentucky Investors, Inc. is the holder of 100% of the outstanding common stock of a life insurance company, a printing company and an insurance marketing company and is the sole member of a Kentucky limited liability company.

Kentucky Investors owns 100% of Investors Heritage Life Insurance Company, Investors Heritage Printing, Inc. and Investors Heritage Financial Services Group, Inc. Kentucky Investors is the sole member of At Need Funding, LLC, a Kentucky limited liability corporation. We will be referring to Investors Heritage Printing, Investors Heritage Financial and At Need Funding as the "Non-insurance Subsidiaries". We will be referring to Investors Heritage Life, Investors Heritage Printing, Investors Heritage Financial and At Need Funding as the "Subsidiaries". We will also be referring to Kentucky Investors and its subsidiaries "we", "us", "our" and as the "Company".

Investors Heritage Life owns 96% of Investors Underwriters, Inc., an investment holding company. While the Non-insurance Subsidiaries continue to expand, approximately 1% of Kentucky Investors' total consolidated revenues were generated by the Non-insurance Subsidiaries for the year ended December 31, 2006. The Non-insurance Subsidiaries' total assets and stockholders' equity comprised less than 1% in the aggregate of Kentucky Investors' reported total assets and stockholders' equity as of December 31, 2006.

 (b) Financial Information About Business Segments

Investors Heritage Life

The business segments of Investors Heritage Life are identified and discussed on Schedule III, Supplementary Insurance Information and on pages 43-44 of the Annual Report to Stockholders for the year ended December 31, 2006 and are incorporated herein by reference. We offer a portfolio of the standard forms of participating and non-participating whole life, limited pay, endowments, split-funding, interest-sensitive whole life, guaranteed issue whole life, universal life, term and group life. In addition, we write credit life and credit accident and health insurance (collectively "Credit Insurance") on a group basis.  The business of Investors Heritage Life is not seasonal.

Ordinary Production. The business segments for ordinary production are Preneed and Burial products ("Preneed") and Traditional and Universal Life products ("Traditional"). Ordinary in force accounts for 32% of total in force business. We continue to work diligently to increase ordinary product sales. Our primary focus over the last several years has been the Preneed sales in the final expense and preneed funeral markets. Final expense sales include the sale of small face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. Preneed funeral sales include the sale of modal multiple premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract.

Preneed sales decreased 1.4% during 2006 primarily due to competition in the marketplace.  Investors Heritage Life strives to continue to improve its marketing capability in this area. Our efforts and strategy to continue a successful ordinary insurance operation hinge on continuing to provide solid products and outstanding administrative service and on the personal relationships developed and fostered each year. In 2003, the Legacy 2000 product series was replaced with the Legacy Protector and Legacy Preferred products for both the single premium as well as the multi-pay policies. Performance of this product series is in line with expectations and has improved product profitability in this segment.  Our Preneed sales are generated primarily through independent funeral homes in fourteen states.

Credit Insurance Products and Administrative Services ("Credit Insurance"). Investors Heritage Life has sold Credit Insurance since 1966. Since 1996, Investors Heritage Financial has marketed Investors Heritage Life's Credit Insurance products. All of the risk on Credit Insurance policies sold by Investors Heritage Life has been and will continue to be reinsured with larger, highly rated companies. Currently, Investors Heritage Life has reinsurance agreements with Scottish Re (U.S.), Inc. and RBC Reinsurance (Ireland) Ltd. During 2005, Investors Heritage Life, with the assistance of Investors Heritage Financial, entered into a joint venture partnership with the Kentucky Bankers Association ("KBA") to market various products to all of the KBA members throughout the Commonwealth of Kentucky.  Investors Heritage Life reinsures credit business sold through KBA members to, and serves in an administrative capacity for, Kenbanc Reinsurance Company, Ltd., the KBA's reinsurance company.  Investors Heritage Financial  markets Investors Heritage Life Credit Insurance products and mortgage redemption products through this partnership as well as products for several unaffiliated companies.  These relationships allow Investors Heritage Financial to provide more products and better serve our existing accounts thereby allowing us to further strengthen these agency relationships.

During 2006, the second year of our relationship with the KBA, we were successful in increasing our market share through the Kentucky financial institutions.  We anticipate sales of our Credit Insurance and mortgage redemption products to increase during 2007 as well as fee income from the sale of other products.

(c) Narrative Description of Business

Preneed and Burial Products ("Preneed").   Approximately 51% of total ordinary insurance in force is Preneed. Sales for this segment are under the direct supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have several district managers under their supervision. As a result of our growth in the Preneed area, agency relationships have also been entered into directly with numerous funeral home owners. Management anticipates this trend to continue and, depending on the size of the funeral home and state law, preneed counselors may also become part of the agency force.

During the first quarter 2003, we introduced the "Legacy Protector and Legacy Preferred Series", our fifth generation of life products designed for the preneed funeral market. These products provide an underwritten and a guaranteed issue single premium policy as well as underwritten and guaranteed issue multi-pay policies. All of the products provide for increasing death benefits on a non-guaranteed basis with a guaranteed minimum increase and for a lengthened reduced benefit period on the guaranteed issue multi-pay product. The performance of these products is currently in line with expectations.

We also market a series of final expense whole life insurance policies known as the "Heritage Final Expense Products". These products are non-participating whole life insurance issued with simplified underwriting. These products are offered outside of the preneed market and are performing in line with expectations.

Traditional and Universal Life Products ("Traditional"). Sales for this segment are under the direct supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have several district managers under their supervision. We also sell business through general agents or brokers who may represent one or more companies.

Approximately 49% of total ordinary insurance in force is Traditional. These sales are built around a standard portfolio of life insurance policies with some of the contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies. In addition, we offer term insurance products.

Non-participating life insurance policies sold in both the Preneed and the Traditional segments represented approximately 93% of the total ordinary insurance in force.

We also provide term insurance products, both on a decreasing and a level basis. We will continue to provide our decreasing term policy that is primarily sold through financial institutions.

As anticipated, ordinary premium production from financial institutions increased by $83,815 to $1,393,404 in 2006. This 6.4% increase over 2005 was primarily due to our increase in market share and legislation passed by the Kentucky General Assembly that favorably amended the predatory lending law for the state chartered banks in Kentucky and that provides a level playing field for state and national banks.

Group life accounts for 56% of total in-force business.  In addition to the group business discussed above, Investors Heritage Life participates in the Federal Employee Group Life Insurance ("FEGLI") Program, which is administered by Metropolitan Life Insurance Company, and in the Servicemen's Group Life Insurance ("SEGLI") Program, which is administered by Prudential Insurance Company of America. As of year-end 2006, the total amount of insurance in force from the FEGLI and SEGLI programs were $475,587,041 and $1,395,612,069, respectively.

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

Investors Heritage Financial initiates discussions with unaffiliated companies regarding a transaction where Credit Insurance business would be written by Investors Heritage Life and all of the risk insured would be immediately reinsured to the unaffiliated company. In addition to receiving an initiation fee, Investors Heritage Life also receives a fee for administration and claims processing services as part of such transactions. Investors Heritage Financial generates revenues in the form of commissions from the sale of Investors Heritage Life's Credit Insurance products. Management believes there will continue to be opportunities to administer Credit Insurance business in Kentucky for non-domestic insurers.

Investors Heritage Life has reinsurance agreements with six unaffiliated companies, Life Investors Insurance Company of America, Universal Guaranty Life Insurance Company,  Madison National Life Insurance Company, Minnesota Life Insurance Company, Kenbanc Reinsurance Company, Ltd. and Plateau Insurance Company.  Pursuant to those agreements, our Credit Insurance products sold by each company's agents are then reinsured to each company, respectively. Investors Heritage Life and Investors Heritage Financial are paid an initiation fee and an administration fee for services provided. Investors Heritage Financial will continue to seek contracts to operate as an administrator for other companies that sell Credit Insurance.

Investors Heritage Financial continues to call on banks, finance companies and selected automobile dealerships to market Credit Insurance products for Investors Heritage Life. As anticipated, 13.6% of Investors Heritage Financial revenues for 2006 were derived from the sale of Investors Heritage Life's Credit Insurance products. Credit Insurance gross written premiums were lower than anticipated in 2006 due primarily to lower loan demand and to the fact that the market has not fully adjusted to the favorable amendments to the predatory lending law in Kentucky that controls the sale of Credit Insurance products in conjunction with lending on real estate and secured loans.

In addition to selling Credit Insurance, Investors Heritage Life bank agents may obtain an ordinary life license enabling them to sell mortgage life insurance that might be required in excess of the statutory credit life limitation enacted by each state where our Credit Insurance products are sold. The mortgage life insurance sales operations will continue to be conducted through Investors Heritage Financial. Further, Investors Heritage Financial is licensed with other unaffiliated insurance companies to provide products that Investors Heritage Life does not offer to the financial institutions and other agents. These products include cancer, accident, second-to-die, large face amount term insurance, short term and long term disability and annuities. These relationships generated additional fee income in the amount of $294,271 during 2006 and management anticipates continued fee income from this area.

Reinsurance.  Investors Heritage Life utilizes a combination of yearly renewable term reinsurance and coinsurance to cede life insurance coverage in excess of its retention limit, which was $100,000 as of December 31, 2003. Effective January 1, 2004, the maximum retention level was lowered to $25,000 per life. The new retention level was achieved by keeping current reinsurance treaties in place and adding additional yearly renewable term treaties for the difference with Scottish Re (U.S.) (inforce as of December 31, 2003) and Munich American Reassurance Company (business issued in 2004 and later). As anticipated, this new retention level has stabilized earnings fluctuations in the Traditional segment. Excess coverages are reinsured externally to unaffiliated reinsurers.

Investors Heritage Life has a reinsurance agreement with Munich, which reinsures the Heritage Final Expense products on an 80/20 quota share basis with Investors Heritage Life retaining 20% of the risk on each life. We also have a reinsurance agreement with Lincoln National Life Insurance Company, which reinsures the Term to 95 product on an 80/20 quota share basis with Investors Heritage Life retaining 20% of the risk on each life.

As of December 31, 2006, approximately $820,606,000 or 23% of total life insurance in force was reinsured with non-affiliated well-established insurance companies. Investors Heritage Life is party to reinsurance and coinsurance agreements with twenty-two non-affiliated companies. The reinsurers for Investors Heritage Life and amounts of insurance in force that are reinsured are as follows:

Company	Reinsurance	Percent
	Amount	Of Total

Canada Life Assurance Company	23,600,000	2.88%
Connecticut General Life Insurance Company	760,000	0.09%
KenBanc Reinsurance Company LTD	8,961,000	1.09%
Key Life Insurance Company	1,846,000	0.23%
Life Investors Insurance Company of America	15,178,000	1.85%
Lincoln National Life Insurance Company	85,000,000	10.36%
Madison National Life Insurance Company	5,843,000	0.71%
Minnesota Life Insurance Company	87,058,000	10.61%
Munich American Reassurance Company	119,435,000	14.56%
Optimum Re Insurance Company	8,978,000	1.09%
Plateau Insurance Company	1,053,000	0.13%
RBC Reinsurance (Ireland) Ltd.	131,076,000	15.97%
ReliaStar Life Insurance Company	4,519,000	0.55%
Scottish Annuity and Life Insurance Company	42,608,000	5.19%
Scottish RE (US)	261,477,000	31.86%
Swiss Re Life & Health America Inc.	8,845,000	1.08%
Universal Guaranty Life Insurance Company	2,308,000	0.28%
Vernon General Insurance Company	11,725,000	1.43%
Other Companies (4)	336,000	0.04%
	$820,606,000	100.00%

From July 2001 to July 2003, Investors Heritage Life reinsured all of the risk on the Credit Insurance products sold by its agents to Munich and Canada Life.  Effective July 2003, Canada Life exited the Credit Insurance market and Investors Heritage Life entered into a reinsurance agreement with RBC Reinsurance. Effective January 1, 2005, Scottish Re (U.S.), replaced Munich as a reinsurer of our credit products.  As explained above, some of these credit insurance risks are reinsured to Life Investors, Universal Guaranty, Madison National, Minnesota Life, Kenbanc and Plateau.

Administrative Services.  During 2006, we continued marketing and providing third party administrative services to non-affiliated life insurance companies.  We have the capacity within our organization to handle the additional load and we have been successful in providing services without the need to add new employees.  During 2006, we provided third party administrative services for two companies.  Prior to year-end, one of those companies was sold and the other ceased doing business.  We have entered into two new third party administrative service agreements, which will commence in 2007.  One of the agreements is with Family Heritage Life Insurance Company, Cleveland, Ohio.  Family Heritage is an established company opening a new line of life insurance products.  The second agreement is with Trinity Life Insurance Company, Tulsa, Oklahoma.  Trinity Life is part of a startup company that raised in excess of $14,000,000 and will commence marketing their life insurance products within the next ninety days.

We will continue marketing our third party administrative services to non-affiliated companies and will be hiring a new employee whose primary responsibility will be to promote this aspect of our organization.  This additional marketing focus is expected to generate increased fee income associated with providing these services. Our overall revenue will be further enhanced by the fact that we expect to incur minimal expense increases associated with the third party administrative services, which will decrease our overall unit costs.

Other Subsidiaries. Investors Heritage Printing does job printing for Investors Heritage Life as well as numerous unaffiliated sources. This includes the printing of the application forms and other office forms required by Investors Heritage Life. While the income from Investors Heritage Printing is not a significant factor in our overall business, Investors Heritage Printing continues to work to improve profitability. Revenues from Investors Heritage Printing were approximately $440,000 in 2006, up $8,000 compared to 2005.

The formation and operation of Investors Heritage Financial generates additional revenue to Kentucky Investors. Although this additional revenue is not a significant factor in our overall business, Investors Heritage Financial remains steady in its operations with revenues of approximately $343,000 in 2006 compared to $508,000 in 2005.

At Need Funding is a single member, limited liability corporation organized under the laws of the Commonwealth of Kentucky. Kentucky Investors is the sole member of the LLC. Funding provided by At Need Funding is secured by assignments of verified incontestable life insurance policies issued by unaffiliated companies. The funds are advanced to funeral homes for services provided for the insured. Upon receipt of death benefits from the unaffiliated insurance company, the principal balance of the debt is reduced and interest and fees are recorded. This service is marketed primarily to funeral homes that do not have the manpower to timely complete necessary paperwork to process the insurance claim.  Revenues from At Need Funding were approximately $273,000 in 2006, up $140,000 compared to 2005, primarily due to an enhanced volume of activity in the current year.

Dividends and distributions from the Non-insurance Subsidiaries for 2006 and 2005 amounted to $427,000 and $456,500, respectively.

Additionally, we earn fees for other services performed for our subsidiaries. The fees pay for the necessary supervision and coordination required to provide a common policy for all the companies. The supervision results in a coordination of contracts with the various independent agents, common sales brochures, and a savings to each company in the area of printing and purchasing. We purchase director and officer liability coverage, employment practices liability insurance coverage and errors and omissions coverage blanket fidelity bonds.  All policies provide coverage for each of the subsidiaries and provides a cost savings when compared to purchases made by individual companies. We also administer the group life and the retirement programs for the various companies.  These fees are not significant to our total revenue. Kentucky Investors also has revenue from other investments, but it is not a significant factor in our business.

Employees. Kentucky Investors does not have any employees. While Kentucky Investors' officers perform various functions, they are not paid a salary by Kentucky Investors for performing such functions. The number of persons employed by Investors Heritage Life is 86. The number of active independent contractual agents of Investors Heritage Life is 2,006. There are no unions organized nor are there any collective bargaining agreements with the employees or agents.  Management of Investors Heritage Life considers its relationship with the employees and agents to be satisfactory.

(d) Financial Information about Geographic Areas

The principal markets for Investors Heritage Life's products are in the Commonwealths of Kentucky and Virginia, and the States of North Carolina, South Carolina, Georgia, Ohio, Indiana, Mississippi, Tennessee and Michigan. Investors Heritage Life has licensed ordinary agents and regional managers throughout these states and credit life agents in over 287 banks and automobile dealerships.

Investors Heritage Life is also licensed in twenty other states: Alabama, Arizona, Arkansas, Florida, Illinois, Louisiana and West Virginia in the South and Southeast; Colorado, Missouri, New Mexico, North Dakota, South Dakota, Oklahoma, Montana, Nebraska, Kansas, Texas and Utah in the West; and Maryland and Pennsylvania in the North. The business in these states is written mostly through general agents.

Forward Looking Information. We caution readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent our beliefs concerning future levels of sales and redemptions of our products, investment spreads and yields, or the earnings and profitability of our activities.

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

Item 1A. Risk Factors.

Investing in the securities of the Company involves risk.  In deciding whether to invest in the securities of the Company, you should carefully consider the following risk factors, any of which could have a significant or material adverse effect on our business, financial condition, operating results or liquidity. This information should be considered carefully together with the other information contained in this report and the other reports and materials we file with the Securities and Exchange Commission.

Mortality.  In many cases, Investors Heritage Life requires evidence of insurability before issuing individual life policies including, in some cases, a medical examination or a statement by an attending physician. Home office underwriters review the evidence of insurability required and approve the issuance of the policy in accordance with the application if the risk is acceptable. Some applicants who are substandard risks are rejected, but many are offered policies with higher premiums, restricted coverages or reduced benefits during the first or second policy years. The majority of the single premium business is written through the preneed funeral market without evidence of insurability, relying on safeguards such as product design, limits on the amount of coverage, and premiums that recognize the resultant higher level of claims. To further reduce the risk, one of our single premium products requires evidence of insurability utilizing simplified underwriting.

Our operations are also exposed to risk of loss from catastrophes.  For example, natural or man-made disasters or a disease pandemic such as could arrive from the Avian Flu could significantly increase our mortality and morbidity experience.  Policyholders may be unable to meet their obligations to pay premiums on our insurance policies.

Reinsurance.  Investors Heritage Life utilizes numerous reinsurance agreements to cede life insurance coverage in excess of our retention limits, which are established internally by management.  We use reinsurance to help manage our exposure to life insurance risks and these agreements provide significant reduction in the risk associated with issuing life insurance policies by passing that risk on to the reinsurer.  Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured.  Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims and we are subject to our reinsurer's credit risk with respect to our ability to recover amounts due from them.

In order to reduce this risk, we only reinsure our business with highly rated companies or in situations where adequate reserves, which are established by us, are placed in trust or protected by an irrevocable letter of credit.  In addition, we evaluate periodically the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies.  However, our reinsurers may become financially unsound or choose to dispute their contractional obligations by the time their financial obligations become due.  The inability or unwillingness of any reinsurer to meet its financial obligations to us could negatively affect our consolidated operating results.  In addition, market conditions beyond our control could determine the availability and costs of the reinsurance we are able to purchase.  No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available.  If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure, reduce the amount of business we write, or develop other alternatives to reinsurance.  Investors Heritage Life has not experienced a reinsurer default under any of the reinsurance agreements to which Investors Heritage Life is a party. Further, we have  no knowledge of and do not anticipate any material default in any existing reinsurance obligation.

Regulation of Insurance. Our business is subject to extensive laws and regulations and supervision by the insurance regulatory authority of each state in which Investors Heritage Life is licensed to do business. Such regulators have broad administrative powers to, among other things:

  grant licenses to companies to transact business;

  regulate trade practices;

  approve policy forms;

  license agents;

  approve certain premium rates;

  establish minimum reserve and loss ratio requirements;

  review form and content of required financial statements;

  prescribe types and amounts of investments permitted;

  calculate the value of assets to determine compliance with statutory requirements;

  approve changes in control of insurance companies;

  restrict the payment of dividends and other transactions between affiliates; and

  establish statutory capital, surplus and reserve requirements, and assure that those requirements are met.

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

Domiciled in the Commonwealth of Kentucky, Investors Heritage Life is licensed by the Kentucky Department of Insurance and is subject to its examination and regulations. The triennial audit was last completed during 2004 for the three years ending December 31, 2003. The Examination Report contained no specific recommendations and no material adjustments were made to the statutory financial statements of Investors Heritage Life. The next triennial audit will occur during 2007.

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

Since the Adjusted Capital levels of Investors Heritage Life currently exceed all of the regulatory action levels as defined by the NAIC's Model Act, the Model Act currently has no negative impact on our operations or financial condition.

Statutory restrictions also limit the amount of dividends that may be paid by Investors Heritage Life. Generally, dividends during any year may not be paid, without prior regulatory approval, in excess of the lesser of (a) 10 percent of statutory surplus as of the preceding December 31, or (b) statutory net income for the preceding year. For 2007, the maximum dividend that Investors Heritage Life can pay without regulatory approval is $997,911.  Dividends received from Investors Heritage Life for 2006 amounted to $728,769.

State insurance regulators and the NAIC regularly reexamine existing laws and regulations applicable to insurance companies and their products.  Changes in all of these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and thus could have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.  Compliance with these laws and regulations is also time consuming and personnel-intensive, and changes in these laws and regulations may increase materially our direct and indirect compliance costs and other expenses of doing business, thus having an adverse effect on our business, consolidating operating results, financial condition and liquidity.

As a holding company, Kentucky Investors is not regulated as an insurance company.  However, since Kentucky Investors owns all of the capital stock of Investors Heritage Life, it is subject to state insurance holding company statutes, as well as certain other laws.  All holding company statutes, as well as other laws, require disclosure and, in some instances, prior approval of material transactions between an insurance company and an affiliate.  The holding company statutes and other laws also require, among other things, prior approval of an acquisition of control of a domestic insurer, some transactions between affiliates and the payment of extraordinary dividends or distributions.

Changes in Regulation.  In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies.  Congress and some federal agencies from time to time investigate the current condition of insurance regulation in the United States to determine whether to impose federal or national regulation or to allow an optional federal charter, similar to the option available to most banks.  We cannot predict with certainty the effect any proposed or future legislation or NAIC initiatives may have on the conduct of our business.  Insurance laws or regulations that are adopted or amended may be more restrictive than current requirements or may result in higher costs.  Although the United States federal government does not directly regulate the insurance business, changes in federal legislation, regulation and/or administrative policies in some areas, including changes in financial services regulation and federal taxation, can significantly harm the insurance industry, including us.

Competition. The life insurance business is highly competitive. With the introduction of universal life and other interest sensitive products in recent years, competition with other financial institutions has increased. In recent years, there has been substantial consolidation and convergence among companies in the insurance and financial services industries resulting in increased competition from large, well-capitalized insurance and financial services firms that market products and services similar to ours.  The industry includes both stock and mutual companies, including some of the largest financial institutions in the United States. While we are responsive to the current economic environment, the life insurance market is relatively volatile, and our operating results may vary as a result of those conditions.  These competitors compete with us for producers such as brokers and independent agents.  Larger competitors may have lower operating costs and an ability to absorb greater risks while maintaining their financial strength ratings, thereby allowing them to price their products more competitively.  Because of the competitive nature of the insurance industry, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, results of operations or financial condition.

We differentiate ourself through our marketing techniques, product features, customer service and reputation. We maintain our competitive position by our focus on areas which have historically proven profitable. Those areas include single premium preneed products, multi-pay premium final expense products, traditional whole life products, mortgage protection products and level term products.  Our competitive position is maintained by our ability to provide quality customer service throughout the distribution system. Other competitive strengths include our asset/liability management system and our quality investment portfolio which provides liquidity.

Critical Accounting Policies and Estimates.  Preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On a continuing basis, we evaluate our estimates, including those related to investments, deferred acquisition costs, present value of future profits, policy liabilities, income taxes, accrued pension expense, regulatory requirements, contingencies and litigation.  We base such estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  These Risk Factors are discussed in more detail in Management's Discussion and Analysis.  See "Critical Accounting Policies and Estimates" on pages 7-9 of the Annual Report to the Stockholders, which is incorporated herein by reference.

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

Maintaining the Availability of Our Systems and Safeguarding the Security of Our Data.  We use computer systems to store, retrieve, evaluate and utilize customer and Company data and information.  Our business is highly dependent on our ability to access these systems to perform necessary business functions, such as providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims and providing customer support.  Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers.  In the event of a disaster, such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, our systems may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed.  Our systems could also be subject to physical or electronic break-ins, and subject to similar disruptions from unauthorized tampering with our systems.  This may impede or interrupt our business operations and may have a material adverse effect on our business, consolidated operating results, financial condition or liquidity.

We have adopted a disaster recovery plan, which includes the ability to operate our systems at an offsite location with data that is backed-up on a daily basis and stored offsite. We test critical aspects of this plan at least annually to ensure its adequacy in the event it is needed.  We also maintain safeguards to protect the privacy and security of our data.

Potential Changes in State or Federal Tax Laws.  Many of the products that we sell currently benefit from one or more forms of tax-favored status under current federal and state income tax regimes.  For example, we sell life insurance policies which benefit from the deferral or elimination of taxation on earnings accrued under the policy, as well as permanent exclusion of certain death benefits that may be paid to policyholders' beneficiaries.  We also sell annuity contracts which allow the policyholders to defer the recognition of taxable income earned within the contracts.  We also benefit from certain tax benefits, including but not limited to, tax-exempt bond interest, dividends-received deductions, and insurance reserve deductions.

There is a risk that federal and/or state tax legislation could be enacted that would lessen or eliminate some or all of the tax advantages currently benefiting our policyholders and us.  The effects of any such changes could result in materially lower product sales, lapses of policies currently held, and/or materially higher corporate taxes that would be incurred by the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   The stock of Kentucky Investors, Inc. is quoted on the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.  The symbol for Kentucky Investors is KINV.  The following table shows the range of high and low closing sales prices of our shares on the OTC Bulletin Board market quotations.

	HIGH	LOW

YEAR ENDED DECEMBER 31, 2006:
First Quarter	$24.00	$23.25
Second Quarter	26.75	23.40
Third Quarter	26.50	24.25
Fourth Quarter	29.99	23.25

YEAR ENDED DECEMBER 31, 2005:
First Quarter	$28.00	$23.15
Second Quarter	25.50	23.05
Third Quarter	24.00	23.20
Fourth Quarter	24.75	23.50

(b)  Approximate Number of Equity Security Holders

(A)

Title of Class

Common Stock

(B)

Number of Holders of Record 12-31-2006

3,236

(c)  Dividends

Kentucky Investors, Inc. paid dividends totaling $455,604 to stockholders in 2006, representing $.38 per share. The 2006 cash dividend to be paid April 5, 2007, to stockholders of record March 23, 2007, is $.38 per share.

(d)  Equity Compensation Plan Information

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

(e)   Stock Performance Graph

The following graph compares the cumulative 5-year return attained by shareholders on Kentucky Investors, Inc.'s common stock relative to the cumulative total returns of the Russell 2000 index, and a customized peer group of two companies that includes:  Unumprovident Corp. and Torchmark Corp. Previous Peer Group member Liberty Corp/LC was acquired by Raycom Media, Inc. during 2006.  The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from December 31, 2001 to December 31, 2006.

Comparison of Five-Year Cumulative Total Return*

	2001	2002	2003	2004	2005	2006
KINV	$100.00	$101.65	$117.15	$104.05	$109.08	$136.25
RUSSELL 2000	$100.00	$ 79.52	$117.09	$138.55	$144.86	$171.47
PEER GROUP	$100.00	$ 78.93	$ 86.25	$104.86	$117.84	$121.68

*$100.00 invested on December 31, 2001 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

(Source: Research Data Group. Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.)

(f)    Sales of Unregistered Securities

None.

(g)   Purchases of Equity Securities

No share repurchases were made either pursuant to a publicly announced plan or program or not pursuant to a publicly announced plan or program.

Item 6. Selected Financial Data

Selected financial data for the past five years appears on page 19 in the Annual Report to the Stockholders for the year ended December 31, 2006, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of financial condition and results of operations appears on pages 6-19 in the Annual Report to the Stockholders for the year ended December 31, 2006, and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information appearing under the caption "Market Risk Exposures" appears on pages 17-18 in the Annual Report to the Stockholders for the year ended December 31, 2006, and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The financial statements and notes appear on pages 20-46 in the Annual Report to the Stockholders for the year ended December 31, 2006 and are incorporated herein by reference. See Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures (This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section).

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Annual Report on Form 10-K. There have been no significant changes in the Company's internal controls or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)        The Executive officers and directors of the Company are:

Name, Position & Year Became Officer/Director Family Relationship	Age

Harry Lee Waterfield II	63
Chairman of the Board, President/1963

Jimmy R. McIver, Treasurer/2000	55

Robert M. Hardy, Jr.	49
Director, Vice President and General
Counsel/1988
Nephew of Harry Lee Waterfield II

Raymond L. Carr, Chief Financial	58
Officer, Vice President/2002

Jane S. Jackson, Secretary/2003	52

Helen S. Wagner, Director/1986	70

Gordon C. Duke, Director/1991	61

Harold G. Doran, Jr. Director/2001	53

Howard L. Graham, Director/2002	72

Jerry F. Howell, Jr., Director/1983	65

David W. Reed, Director/1982	52

Michael F. Dudgeon, Jr., Director/2004 Nephew of Harry Lee Waterfield II	45

(b) Each of the Directors has occupied the position indicated for a period of more than five years unless otherwise stated in the information regarding the business experience of the Directors who are not officers of the Company which is shown on page 3 of the Proxy Statement of the Annual Meeting of Shareholders to be held on May 10, 2007, and is incorporated herein by reference.

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

The Board of Directors has determined that Audit Committee members Harold G. Doran, Jr. and Gordon C. Duke are audit committee financial experts as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and are independent as that term is used in Item 7(d) of Schedule 14A under the Exchange Act.  The Company has a designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the Audit Committee are Harold G. Doran, Jr., Gordon C. Duke, Jerry F. Howell, Jr. and David W. Reed. All members of the Audit Committee are independent.

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

Item 11. Executive Compensation

Information regarding compensation of executive officers and transactions with executive officers and directors is shown on pages 7-11  of the Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2007, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security ownership by Officers, Directors, and management is shown on pages 4-5 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2007, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain relationships and related transactions are shown on page 12 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2007, and are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding accounting fees and services is shown on page 12 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2007, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following financial statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 2006 (pages 20-46) filed as Exhibit 1 thereto:

   Report of Independent Registered Public Accounting Firm

   Consolidated Balance Sheets as of December 31, 2006 and 2005

   For each of the three years in the period ended December 31, 2006:

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

INDEX TO EXHIBITS

(a)3. Listing of Exhibits

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation of the Company, as amended, is incorporated by reference as Exhibit 3.1 to the Company's registration statement on Form S-4 filed on 10-7-1999 (File No. 333-87947).

3.2	By-Laws of the Company, as amended, are incorporated by reference as Exhibit 3.2 to the Company's registration statement on Form S-4 filed on 10-7-1999 (File No. 333-87947).

11	Statements re: computation of Per Share Earnings is contained in Note A to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on pages 28-29 of the Annual Report to the Stockholders for the year ended December 31, 2006, and is incorporated herein by reference.

13	Annual Report to the Stockholders for the year ended December 31, 2006 is attached hereto as Exhibit 1 and is incorporated herein by reference.

23	Consent of Independent Registered Public Accounting Firm.

31.1 & 31.2	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

KENTUCKY INVESTORS, INC.

March 15, 2007	/s/Harry Lee Waterfield II
DATE	BY: Harry Lee Waterfield II
ITS: Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry Lee Waterfield II

Harry Lee Waterfield II

Chairman of the Board and President

Principal Executive Officer

March 15, 2007

/s/Robert M. Hardy, Jr.

Robert M. Hardy, Jr.

Vice President, General Counsel and Director

March 15, 2007

/s/Jimmy R. McIver

Jimmy R. McIver

Treasurer

March 15, 2007

/s/Raymond L. Carr

Raymond L. Carr

Chief Financial Officer

Vice President

March 15, 2007

/s/Gordon C. Duke

Gordon C. Duke

Director

March 15, 2007

/s/Helen S. Wagner

Helen S. Wagner

Director

March 15, 2007

/s/Harold G. Doran

Harold G. Doran

Director

March 15, 2007

/s/David W. Reed

David W. Reed

Director

March 15, 2007

/s/Jerry F. Howell, Jr.

Jerry F. Howell, Jr.

Director

March 15, 2007

/s/ Howard L. Graham

Howard L. Graham

Director

March 15, 2007

/s/Michael F. Dudgeon, Jr.

Michael F. Dudgeon, Jr.

Director

March 15, 2007

SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENT IN
RELATED PARTIES

KENTUCKY INVESTORS, INC.
DECEMBER 31, 2006

TYPE OF INVESTMENT	COST	FAIR VALUE	AMOUNT SHOWN IN BALANCE SHEET

Fixed maturities:

Bonds:
U. S. government obligations	$ 35,414,215	$ 35,729,852	$ 35,729,852
States and political
subdivisions	17,357,360	17,552,792	17,552,792
Foreign	21,884,041	23,185,962	23,185,962
Mortgage-backed securities	61,876,629	61,313,909	61,313,909
Corporate	144,688,253	146,155,317	146,155,317
Redeemable preferred stock	57,094	67,490	67,490

Total fixed maturities	$281,277,592	$284,005,322	$284,005,322

Equity securities:

Common Stocks:
Banks, trust & insurance
companies	$ 454,232	$ 1,086,225	$ 1,086,225
Industrial, miscellaneous and
all other	2,686,822	2,703,954	2,703,954

Total equity securities	$ 3,141,054	$ 3,790,179	$ 3,790,179

Mortgage loans on real estate	24,629,380	XXXXXXXXXX	24,629,380
Policy loans	7,283,917	XXXXXXXXXX	7,283,917
Other long term investments	1,438,921	XXXXXXXXXX	1,438,921
Short-term investments	390,000	XXXXXXXXXX	390,000

Total investments	$318,160,864	XXXXXXXXXX	$321,537,719

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KENTUCKY INVESTORS, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEET
DECEMBER 31, 2006 and 2005

	2006	2005

Assets:
Cash and cash equivalents	$ 147,600	$ 91,064
Investments in subsidiaries	44,283,439	46,058,033
Other long term investments	4,702,896	5,547,954
Net federal income tax asset	876,427	-
Other assets	433,319	564,242

Total assets	$50,443,681	$52,261,293

Liabilities:
Notes payable	$ 5,725,751	$ 7,215,410
Other liabilities	3,547,537	583,475
Net federal income tax payable	-	199,704

Total liabilities	$ 9,273,288	$ 7,998,589

Stockholders' equity:
Common stock	1,113,104	1,104,773
Paid-in surplus	8,603,902	8,578,978
Accumulated other comprehensive
income (loss)	(114,520)	3,954,841
Retained earnings	31,567,907	30,624,112

Total stockholders' equity	$41,170,393	$44,262,704

Total liabilities and stockholders' equity	$50,443,681	$52,261,293

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(CONTINUED)
KENTUCKY INVESTORS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

	2006	2005	2004
Income
From printing services to:
Affiliated companies	$ 247,516	$ 221,037	$ 228,863
Others	177,530	195,524	160,955

Realized gain on
investments	-	-	188
Other services to subsidiaries	100,099	172,589	182,303
Dividends from subsidiaries	601,768	3,435,653	737,097
Interest and other income	1,207,980	1,000,736	689,801

	$2,334,893	$5,025,539	$1,999,207

Operating expenses	$1,033,200	$1,259,334	$ 681,367

Operating income before
equity in undistributed earnings
of subsidiaries	$1,301,693	$3,766,205	$1,317,840

Equity in undistributed earnings
of subsidiaries for the year	$ 24,115	($1,312,834)	$ 706,333

Income before provision for
income taxes	$1,325,808	$2,453,371	$2,024,173

Provision (benefit) for income
taxes
Current	$ 94,275	$ 148,585	$ 42,665
Deferred	(2,021)	75,000	74,000

	$ 92,254	$ 223,585	$ 116,665

Net income	$1,233,554	$2,229,786	$1,907,508

Earnings per share, basic and
diluted	$ 1.11	$ 2.03	$ 1.69

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(CONTINUED)
KENTUCKY INVESTORS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

	2006	2005	2004

Net cash provided by operating
activities	$ 1,230,388	$ 3,903,399	$ 1,091,975

Investing activities
Acquisition of real estate	$ (45,000)	$ (3,650,000)	$ -
Capital contribution to
subsidiary	(161,001)	(2,700,000)	-
Notes receivable	845,058	1,097,281	(149,088)
Cash provided by (used by)
investing activities	$ 639,057	$ (5,252,719)	$ (149,088)

Financing activities
Dividends	$ (522,350)	$ (520,762)	$ (531,908)
Issuances (repurchases) of
common stock	199,100	122,696	(816,971)
Payments on notes payable	(8,210,899)	(7,578,587)	(818,100)
Proceeds from notes payable	6,721,240	9,329,534	1,249,208
Cash provided by (used by)
financing activities	$ (1,812,909)	$ 1,352,881	$ (917,771)

Increase in cash	$ 56,536	$ 3,561	$ 25,116

Cash and cash equivalents at
beginning of year	$ 91,064	$ 87,503	$ 62,387

Cash and cash equivalents
At end of year	$ 147,600	$ 91,064	$ 87,503

Schedule III - Supplementary Insurance Information
Kentucky Investors, Inc.
As of and for the Years Ended December 31, 2006, 2005, and 2004

Segments		Deferred Acquisition Costs	Benefit Reserves	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income (1), (2)	Policy Benefits and Claims	Amortization of Deferred Acquisition Cost	Other Operating Expenses (3)

2006:
	Preneed	$16,008,970	$267,346,975	$ -	$1,138,499	$27,346,111	$13,149,716	$24,884,027	$4,473,353	$4,895,812
	Traditional	5,485,438	71,814,403	-	3,104,062	7,621,108	4,091,455	7,682,855	1,701,754	1,398,603
	Credit	-	1,403,454	13,512,416	261,163	(2)	9	(7,012)	2,240	169,940
	Corporate & Other	-	608,211	13,387	318,016	2,539	1,099,668	84,301	-	817,863
	Total	$21,494,408	$341,173,043	$13,525,803	$4,821,740	$34,969,756	$18,340,848	$32,644,171	$6,177,347	$7,282,218

2005:
	Preneed	$16,344,268	$261,408,342	$ -	$1,247,302	$27,953,806	$13,394,510	$26,157,789	$4,872,902	$4,804,886
	Traditional	6,010,153	72,871,018	-	3,076,622	7,615,061	4,263,313	7,516,526	1,070,338	1,462,529
	Credit	2,220	1,507,312	14,352,056	264,123	(125)	21	(803)	212	55,170
	Corporate & Other	-	641,501	29,533	351,756	2,815	1,209,651	89,719	-	680,727
	Total	$22,356,641	$336,428,173	$14,381,589	$4,939,803	$35,571,557	$18,867,495	$33,763,231	$5,943,452	$7,003,312

2004:
	Preneed	$17,030,243	$257,248,622	$ -	$1,185,369	$28,867,535	$12,802,652	$26,383,087	$4,807,796	$4,918,722
	Traditional	5,599,396	72,635,282	1,172	3,107,956	7,803,360	4,183,132	8,169,395	1,022,097	1,549,509
	Credit	2,449	1,659,866	15,185,586	289,363	(30)	35	(800)	359	129,740
	Corporate & Other	-	700,847	23,557	299,567	375,230	1,518,899	8,005,654	-	1,063,712
	Total	$22,632,088	$332,244,617	$15,210,315	$4,882,255	$37,046,095	$18,504,718	$42,557,336	$5,830,252	$7,661,683

(1)Net investment income is allocated in proportion to policy liabilities and stockholder' equity for the subsidiary and to the corporate segment for the parent.
(2)Includes realized investment gains or losses.
(3)Other operating expenses are assigned directly to the applicable segment for the subsidiary and to the corporate segment for the parent.

Schedule IV - Reinsurance

Kentucky Investors, Inc.
As of and for the Years Ended December 31, 2006, 2005, and 2004

		Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net

2006:
	Life insurance in force:	$1,692,008,000	$ 820,606,000	$1,871,199,000	$2,742,601,000	68.2%

	Premiums:
	Life insurance	$ 40,263,077	$ 9,123,389	$ 3,827,529	$ 34,967,217	10.9%
	Accident & health insurance	3,696,580	3,694,041	-	2,539	0.0%
	Total	$ 43,959,657	$ 12,817,430	$ 3,827,529	$ 34,969,756	10.9%

2005:
	Life insurance in force:	$1,736,276,000	$ 855,470,000	$1,804,829,000	$2,685,635,000	67.2%

	Premiums:
	Life insurance	$ 42,103,651	$ 10,175,499	$ 3,640,592	$ 35,568,744	10.2%
	Accident & health insurance	3,914,038	3,911,225	-	2,813	0.0%
	Total	$ 46,017,689	$ 14,086,724	$ 3,640,592	$ 35,571,557	10.2%

2004:
	Life insurance in force:	$1,777,326,000	$ 869,881,000	$1,517,341,000	$2,424,786,000	62.6%

	Premiums:
	Life insurance	$ 43,657,154	$ 10,108,899	$ 3,494,351	$ 37,042,606	9.4%
	Accident & health insurance	3,443,903	3,440,414	-	$ 3,489	0.0%
	Total	$ 47,101,057	$ 13,549,313	$ 3,494,351	$ 37,046,095	9.4%