Form 10-Q
period 2007-03-31
KENTUCKY INVESTORS INC
filed 2007-05-14
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

Number of outstanding shares as of March 31, 2007 - 1,113,319.720

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

CONTENTS

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

PART I -- FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

KENTUCKY INVESTORS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2007	December 31, 2006

Assets
Investments
Securities available for sale, at fair value:
Fixed maturities (amortized cost:
$281,758,124 and $281,277,592)	$285,256,731	$284,005,322
Equity securities (cost:
$3,150,807 and $3,141,053)	3,774,146	3,790,179
Mortgage loans on real estate	25,686,853	24,629,380
Policy loans	7,216,244	7,283,917
Other long term investments	1,615,253	1,438,921
Short term investments	390,000	390,000
Total investments	323,939,227	321,537,719

Cash and cash equivalents	1,450,417	1,776,491
Accrued investment income	3,618,003	4,564,086
Due premiums	3,897,363	3,854,233
Deferred acquisition costs	21,270,075	21,494,408
Present value of future profits	185,073	207,969
Leased property under capital leases	294,699	350,093
Property and equipment	1,701,357	1,666,402
Collateral on securities loaned	12,367,327	-
Cash value of company-owned life insurance	6,143,009	6,117,814
Other assets	280,872	243,912
Amounts recoverable from reinsurers	52,622,971	53,415,921
Total assets	$427,770,393	$415,229,048

	March 31, 2007	December 31, 2006
Liabilities and stockholders' equity
Liabilities
Policy liabilities
Benefit reserves	$340,580,662	$341,173,043
Unearned premium reserves	13,074,628	13,525,803
Policy claims	1,505,832	1,567,922
Liability for deposit-type contracts	2,624,177	2,652,003
Reserves for dividends and
endowments and other	621,935	601,815
Total policy liabilities	358,407,234	359,520,586
Federal income taxes	4,074,883	3,730,671
Obligations under capital leases	297,621	349,166
Notes payable	5,717,981	5,725,751
Obligations to return collateral under
securities loan agreement	12,367,327	-
Accrued pension liability	2,740,402	2,847,193
Other liabilities	2,640,507	1,885,288
Total liabilities	$386,245,955	$374,058,655

Stockholders' equity
Common stock (shares issued:
1,113,320 and 1,113,104)	$ 1,113,320	$ 1,113,104
Paid-in surplus	8,605,652	8,603,902
Accumulated other comprehensive
income (loss)	348,538	(114,520)
Retained earnings	31,456,928	31,567,907
Total stockholders' equity	$ 41,524,438	$ 41,170,393

Total liabilities and stockholders'
equity	$427,770,393	$415,229,048

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended March 31
	2007	2006

Revenue
Premiums and other considerations	$10,992,072	$12,086,769
Premiums ceded	(2,750,109)	(3,039,731)

Net premiums earned	8,241,963	9,047,038

Investment income, net of related expenses	4,527,399	4,499,829
Realized losses on investments, net	(541)	(129,717)
Other income	288,077	247,898

Total revenue	13,056,898	13,665,048

Benefits and expenses
Death and other benefits	8,878,261	8,923,277
Guaranteed annual endowments	146,606	155,217
Dividends to policyholders	133,359	143,117
Increase in benefit reserves
and unearned premiums	306,931	1,372,561
Acquisition costs deferred	(1,251,924)	(1,259,980)
Amortization of deferred acquisition costs	1,421,663	1,466,667
Commissions	525,788	598,415
Other insurance expenses	2,478,295	2,331,563

Total benefits and expenses	12,638,979	13,730,837

Income (loss) before federal income taxes	417,919	(65,789)

Provision (benefit) for federal income taxes:
Current	6,906	75,012
Deferred	67,115	(86,907)

Total provision (benefit) for
federal income taxes	74,021	(11,895)

Net income (loss)	$ 343,898	$ (53,894)
Basic and diluted earnings (loss) per share	$ 0.31	$ (0.05)

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income (Loss)	Earnings	Equity
BALANCE, JANUARY 1, 2006	$ 1,104,773	$ 8,578,978	$ 3,954,841	$ 30,624,112	$ 44,262,704
Comprehensive loss:
Net loss	-	-	-	(53,894)	(53,894)
Change in net unrealized appreciation
on available-for-sale securities	-	-	(3,821,296)	-	(3,821,296)
					(3,875,190)
Cash dividends paid ($0.38 per share)	-	-	-	(522,350)	(522,350)
BALANCE, MARCH 31, 2006	$ 1,104,773	$ 8,578,978	$ 133,545	$ 30,047,868	$ 39,865,164

BALANCE, JANUARY 1, 2007	$ 1,113,104	$ 8,603,902	$ (114,520)	$ 31,567,907	$ 41,170,393
Comprehensive income:
Net income	-	-	-	343,898	343,898
Change in net unrealized appreciation
on available-for-sale securities	-	-	435,509	-	435,509
Amortization of unrecognized net loss on
pension plan, net of tax	-	-	29,536	-	29,536
Change in fair value of hedging instrument	-	-	(1,987)	-	(1,987)
Total comprehensive income					806,956
Cash dividends paid ($0.38 per share)	-	-	-	(458,852)	(458,852)
Issuances of common stock, net	216	1,750	-	3,975	5,941
BALANCE, MARCH 31, 2007	$ 1,113,320	$ 8,605,652	$ 348,538	$ 31,456,928	$ 41,524,438

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2007	2006

Net cash provided by operating activities	$ 1,769,597	$ 2,798,257

Investing activities
Securities available-for-sale:
Purchases	(4,510,514)	(20,965,494)
Sales and maturities	3,926,150	18,729,798
Other investments:
Cost of acquisition	(1,662,861)	(265,270)
Sales and maturities	496,729	392,478
Net additions to property and equipment	(77,648)	(99,233)

Net cash used in investing activities	(1,828,144)	(2,207,721)

Financing activities
Receipts from universal life policies
credited to policyholder account
balances	2,467,482	2,527,663
Return of policyholder account balances
on universal life policies	(2,733,180)	(2,618,281)
Payments on notes payable	(1,196,709)	(2,446,866)
Proceeds from notes payable	1,188,939	1,985,504
Issuances of common stock	5,941	-

Net cash used in financing activities	(267,527)	(551,980)

Increase (decrease) in cash and
cash equivalents	(326,074)	38,556

Cash and cash equivalents at beginning of period	1,776,491	1,994,032

Cash and cash equivalents at end of period	$ 1,450,417	$ 2,032,588

See accompanying notes.

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

NOTE A - Nature of Operations: Kentucky Investors, Inc. is the holding company of Investors Heritage Life Insurance Company; Investors Heritage Printing, Inc., a printing company; Investors Heritage Financial Services Group, Inc., an insurance marketing company; and is the sole member of At Need Funding, LLC, a limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies. These entities are collectively hereinafter referred to as the "Company". Approximately 99% of Kentucky Investors consolidated revenue is generated by Investors Heritage Life.

Our operations involve the sale and administration of various insurance and annuity products, including, but not limited to, participating and non-participating whole life, limited pay life, universal life, annuity contracts, credit life, credit accident and health and group insurance policies. The principal markets for the Company's products are in the commonwealths of Kentucky and Virginia, and the states of North Carolina, South Carolina, Ohio, Indiana, Florida, Tennessee, Georgia, and Michigan.

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE C - Earnings per Share and Stock-Based Compensation: Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the three months ended March 31, 2007 and 2006 were 1,113,257 and 1,104,773, respectively.

We account for our stock-based incentive program under Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment," which requires all share-based payments to employees to be recognized as compensation expense in the consolidated income statement. We adopted the provisions of SFAS No. 123(R) using the modified prospective method in which compensation expense is recognized based on the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," for all awards granted to employees prior to January 1, 2006. Under this method, our stock-based compensation is reported in the balance sheets as a liability based on the intrinsic value of the compensation, and compensation expense is measured as the change in intrinsic value.

The Company's only outstanding stock options and stock appreciation rights were issued in 1999. Pursuant to our stock option and stock appreciation rights plan, there were 61,125 outstanding options, having an exercise price of $23.00 per share as of March 31, 2007 and 2006.  We reduced compensation expense by $88,631 for the three month period ended March 31, 2007 and recognized $6,113 of compensation expense for the three month period ended March 31, 2006 relative to the outstanding options, based on changes in the market value of the Company's stock compared to the exercise price of the options as of those dates.

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

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenue:
Preneed and Burial Products	$9,762,061	$10,528,265
Traditional and Universal Life Products	2,857,413	2,872,553
Credit Insurance Products and
Administrative Services	53,937	36,996
Corporate and Other	_ 383,487	_ 227,234
	$13,056,898	$13,665,048
Income (loss) from operations before provision for
federal income taxes:
Preneed and Burial Products	$ (140,677)	$ (134,223)
Traditional and Universal Life Products	241,051	53,247
Credit Insurance Products and
Administrative Services	27,182	27,774
Corporate and Other	290,363	(12,587)
	$ 417,919	$ (65,789)

NOTE E - Federal Income Taxes: The provision (benefit) for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 31, 2007 and December 31, 2006, the Company's deferred tax liability as recorded on the balance sheet was $4,121,930 and $3,784,625, respectively. Income (loss) before federal income taxes differs from taxable income principally due to the dividends-received deduction, the 404(k) dividend deduction and the small life insurance company tax deduction.

The Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter must meet before that position is recognized in the financial statements.  Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, interim period accounting, disclosures and transition. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial condition or results of operations.

We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2003, 2004 and 2005 U.S. federal tax years remain subject to income tax examination by tax authorities. We classify any interest and penalties (if applicable) as income tax expense in the financial statements.

NOTE F - Employee Benefit Plan: We sponsor a noncontributory defined benefit retirement plan which covers substantially all employees. Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service. Benefits are funded based on actuarially-determined amounts.

The following table provides the components of the net periodic benefit cost:

	Three Months Ended
	March 31, 2007	March 31, 2006
Service cost	$ 86,075	$ 77,688
Interest cost	183,238	173,947
Expected return on plan assets	(212,874)	(182,198)
Amortization of net actuarial loss	44,752	54,200
Net periodic benefit cost	$ 101,191	$ 123,637

We previously disclosed in our financial statements for the year ended December 31, 2006 that we expected to contribute $652,920 to our pension plan in 2007. As of March 31, 2007, $163,230 had been contributed. We presently anticipate contributing an additional $489,690 to fund our pension plan in 2007.

NOTE G - Investments: We participate in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded as an asset, with an offsetting liability recorded for our obligation to return the collateral. We obtain collateral in an amount equal to 102% of the fair value of domestic securities loaned, monitor the market value of securities loaned on a daily basis and obtain additional collateral as necessary. At March 31, 2007, fixed income securities with a carrying value of $12,032,618 were on loan under this agreement, with associated collateral held of $12,367,327. At December 31, 2006, there were no securities on loan under this agreement. Income earned relative to this program was $2,505 and $6,750, respectively, for the three month periods ended March 31, 2007 and 2006.

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

The Legacy Protector and Legacy Preferred life insurance and annuity products are marketed exclusively in conjunction with pre-arranged funerals. These products allow for competitive commissions and death benefit growth to provide adequate proceeds to cover funeral expenses while allowing individuals to purchase affordable benefits that meet their personal needs. Underwritten and guaranteed issue options are available.

The Heritage Final Expense product is sold in the final expense markets. It is reinsured on an 80% quota share basis. This reinsurance arrangement has helped to reduce first year statutory surplus strain associated with new sales, as well as provide a stable profit stream for the future.

Investors Heritage Life also provides term insurance products, both on a decreasing and a level basis. The Term to 95 product provides level coverage. Our decreasing term policy is primarily sold through financial institutions.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing and At Need Funding, less than 1% of our consolidated revenues were generated by those subsidiaries. As anticipated, approximately 10% of Investors Heritage Financial's revenues for the three month period ended March 31, 2007 were derived from the sale of Investors Heritage Life's credit insurance products. During the first three months of 2007, Kentucky Investors received dividends from Investors Heritage Financial totaling $75,000 and received distributions from At Need Funding of $10,000. We anticipate further dividend payments from Investors Heritage Financial and distributions from At Need Funding during the remainder of 2007.

Our primary uses of cash are operating expenses, debt service and dividend payments, and our principal sources of cash are the dividends paid to us by Investors Heritage Life and Investors Heritage Financial. Investors Heritage Life's principal sources of cash are from the sale of life insurance policies, administrative service fees and investment income, including realized gains (losses), less interest credited and benefits to policyholders and expenses.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On a continuing basis, we evaluate our estimates, including those related to investments, deferred acquisition costs, present value of future profits, policy liabilities, income taxes, accrued pension liabilities, regulatory requirements, contingencies and litigation. We base such estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies, judgments and estimates are the most critical to the preparation of our consolidated financial statements.

Investments in Fixed Maturities, Equity Securities and Mortgage Loans

We hold fixed maturities and equity interests in a variety of companies. Additionally, we originate, underwrite and manage mortgage loans. We continuously evaluate all of our investments based on current economic conditions, credit loss experience and other developments. We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in value is other-than-temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders' equity. If a decline in a security's fair value is considered to be other-than-temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated income statement.

The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes our judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future adverse changes in market conditions, poor operating results of underlying investments and defaults on mortgage loan payments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future. Likewise, a change in our ability or intent to hold temporarily impaired securities until maturity or recovery in value could result in a future impairment charge.

Deferred Acquisition Costs

At March 31, 2007, the balance of our deferred acquisition costs was approximately $21,270,000 compared to $21,494,000 at December 31, 2006. The recovery of these costs is dependent on the future profitability of the related business. Each reporting period, we evaluate the recoverability of the unamortized balance of the deferred acquisition costs. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is immediately charged to amortization expense. The assumptions we use to amortize and evaluate the recoverability of the deferred acquisition costs involve significant judgment. A revision to these assumptions may impact future financial results.

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

Income Taxes

We evaluate our deferred income tax assets, which partially offset our deferred tax liabilities, for any necessary valuation allowances. In doing so, we consider our ability and potential for recovering income taxes associated with such assets, which involve significant judgment. Revisions to the assumptions associated with any necessary valuation allowances would be recognized in the financial statements in the period in which such revisions are made.

Accrued Pension Liabilities

We maintain a defined benefit retirement plan on behalf of our employees. Measurement of the future benefit obligations associated with this plan involves significant judgment, particularly in regard to the expected long-term rate of return on plan assets, rate of compensation increases and the current discount rate used to calculate the present value of future obligations. Changes in these assumptions can significantly impact the accrued pension liability required to be recorded in the financial statements.

Investments, Liquidity and Capital Resources

Investments

Investors Heritage Life has maintained a sound, conservative investment strategy. At March 31, 2007, 88.0% of invested assets consisted of fixed income public bonds compared to 88.3% at December 31, 2006. Fixed income assets are managed by Conning Asset Management Company, an independent portfolio manager.

We recognized no other-than-temporary impairment losses during the three months ended March 31, 2007 or the corresponding period in 2006. We believe that we will recover the cost basis in the securities held with unrealized losses as we have both the intent and ability to hold the securities until they mature or recover in value.

We participate in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded as an asset, with an offsetting liability recorded for our obligation to return the collateral.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending with approximately 98.2% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At March 31, 2007, 7.9% of invested assets consisted of mortgage loans compared to 7.7% at December 31, 2006. We anticipate funding several new mortgage loan investments during the remainder of 2007 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets. As of March 31, 2007, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 90 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

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

Investors Heritage Life's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At March 31, 2007 and December 31, 2006, Investors Heritage Life's fixed income investments were 100% investment grade as rated by Standard & Poor's. None of Investors Heritage Life's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

Kentucky Investors principal sources of cash flow are rental income and dividends from its subsidiaries. Kentucky Investors principal long-term obligations are payments on long-term debt.

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement.  Management has assessed our position and as of March 31, 2007, we are in compliance with all debt covenant requirements.

We are not aware of any commitments or unusual events that could materially affect our liquidity or capital resources. We have the option to prepay certain notes payable at our discretion prior to their maturity dates.

We will continue to explore various opportunities including mergers and acquisitions and purchasing blocks of business from other companies, which may dictate a need for either long-term or short-term debt.  There are no restrictions as to use of funds except the restriction on Investors Heritage Life as to the payment of cash dividends to Kentucky Investors.

Results of Operations

Overview

Premiums earned (net of reinsurance) were $8,241,963 for the first quarter of 2007 (a decrease of 8.9% compared to the first quarter of 2006). The decrease was primarily due to lower sales in the preneed and burial segment. Net investment income was $4,527,399 for the first quarter of 2007 (an increase of 0.6% compared to the first quarter of 2006). Total revenue was $13,056,898 for the first quarter of 2007 (a decrease of 4.5% compared to the first quarter of 2006). This decrease is primarily due to the previously described lower sales in the pre-need and burial segment.

Total benefits and expenses were $12,638,979 in the first quarter of 2007 (a decrease of 8.0% compared to the first quarter of 2006). The decrease in benefits and expenses is primarily due to lower preneed production as well as improved mortality in the preneed and traditional and universal segments in comparison to the prior year. After providing for federal income taxes, our net income was $343,898 with earnings per share of $0.31 for the first quarter of 2007 as compared to a net loss of ($53,894) and a loss per share of ($0.05) for the first quarter of 2006.

A dividend of $0.38 per share was paid April 7, 2007, to shareholders of record on March 23, 2007.

Business Segments

We internally evaluate the performance of our operations by the following business segments:

Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $9,762,061 for the first quarter of 2007 (a decrease of 7.3% compared to the first quarter of 2006). The decrease for the first quarter of 2007 is due primarily to decreased premium production from lower sales of the preneed and burial products. Pre-tax income (loss) from operations was ($140,677) for the first quarter of 2007 compared to ($134,223) for the same period for 2006. The decrease in pre-tax income was primarily driven by the aforementioned lower production, which was somewhat offset by improved mortality experience within the segment.

Traditional and Universal Life Products include traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were $2,857,413 for the first quarter of 2007 (a decrease of 0.5% compared to the first quarter of 2006). Revenues on this segment are primarily derived from the sale of term insurance products through banks. Pre-tax income from operations was $241,051 for the first quarter of 2007 compared to $53,247 for the same period for 2006.  The increase in pre-tax income was primarily due to improvement in experienced mortality particularly in comparison to the prior year.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident and health insurance products. All of the related underwriting risk currently produced within the segment is being reinsured 100% with highly-rated life companies. Accordingly, revenue is generated primarily from servicing and administering the credit business for our reinsurers. Because the revenue is fee-based, segment performance is in direct relation to new and existing earned premium production.  Revenues for this segment were $53,937 for the first quarter of 2007 compared to $36,996 for the first quarter of 2006. Pre-tax income from operations was $27,182 for the first quarter of 2007 compared to $27,774 for the same period for 2006.

Corporate and Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $383,487 for the first quarter of 2007 (an increase of 68.8% compared to the first quarter of 2006). Pre-tax income (loss) from operations was $290,363 for the first quarter of 2007 compared to ($12,587) for the same period of 2006. The increase in revenues for the first quarter of 2006 primarily relates to a reduction in realized losses taken in the first quarter of 2006 which significantly reduced revenue in that period. The increase in pre-tax income for the first quarter of 2007 primarily relates to the aforementioned revenue increase coupled with reduced expenses during the period relative to stock compensation expense and the adjustment to the actuarially determined net periodic pension cost.

Federal Income Taxes

The provision (benefit) for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income (loss) before federal income taxes differs from taxable income principally due to the dividends-received deduction, the 404(k) dividend deduction and the small life insurance company tax deduction. The effective tax rate was 17.7% for the three months ended March 31, 2007 compared to 18.1% for the three months ended March 31, 2006.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2007.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant or material changes in our market risks since December 31, 2006. Measuring market risk is a key function of our asset/liability management process. To test financial risk and investment strategy, we perform an asset adequacy analysis each year. Dynamic models of both assets and liabilities are created to project financial results under several shifts in the current interest rate environment. Results show that our exposure to a relative 10% increase (decrease) in the interest rates prevalent at December 31, 2006 is a net gain (loss) of less than $500,000. This analysis is performed annually.

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

PART II -- OTHER INFORMATION

ITEM 1.    Legal Proceedings

Kentucky Investors is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 10, 2007 Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

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

KENTUCKY INVESTORS, INC.

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: May 10, 2007	President

BY: /s/Raymond L. Carr
Raymond L. Carr
DATE: May 10, 2007	Vice President - Chief Financial Officer