Form 10-Q
period 2007-06-30
KENTUCKY INVESTORS INC
filed 2007-08-10
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

Number of outstanding shares as of August 10, 2007 - 1,113,402.720

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

CONTENTS

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

PART I -- FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

KENTUCKY INVESTORS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2007	December 31, 2006
Assets
Investments
Securities available for sale, at fair value:
Fixed maturities (amortized cost:
$280,809,037and $281,277,592)	$278,199,668	$284,005,322
Equity securities (cost:
$3,156,664 and $3,141,053)	3,899,673	3,790,179
Mortgage loans on real estate	25,672,334	24,629,380
Policy loans	7,076,904	7,283,917
Other long term investments	1,011,413	1,438,921
Short term investments	365,000	390,000
Total investments	316,224,992	321,537,719

Cash and cash equivalents	1,397,229	1,776,491
Accrued investment income	4,582,008	4,564,086
Due premiums	3,758,381	3,854,233
Deferred acquisition costs	21,524,187	21,494,408
Present value of future profits	162,177	207,969
Leased property under capital leases	243,978	350,093
Property and equipment, net	1,730,458	1,666,402
Collateral on securities loaned	17,367,823	-
Cash value of company-owned life insurance	6,163,852	6,117,814
Other assets	300,553	243,912
Amounts recoverable from reinsurers	52,726,941	53,415,921
Total assets	$426,182,579	$415,229,048

	June 30, 2007	December 31, 2006
Liabilities and stockholders' equity
Liabilities
Policy liabilities
Benefit reserves	$340,435,676	$341,173,043
Unearned premium reserves	13,171,445	13,525,803
Policy claims	1,499,148	1,567,922
Liability for deposit-type contracts	2,626,716	2,652,003
Reserves for dividends and
endowments and other	596,267	601,815
Total policy liabilities	358,329,252	359,520,586
Federal income taxes	2,132,147	3,730,671
Obligations under capital leases	245,420	349,166
Notes payable	4,964,425	5,725,751
Obligations to return collateral under
securities loan agreement	17,367,823	-
Accrued pension liability	2,633,611	2,847,193
Other liabilities	2,261,308	1,885,288
Total liabilities	$387,933,986	$374,058,655

Stockholders' equity
Common stock (shares issued:
1,113,403 and 1,113,104)	$ 1,113,403	$ 1,113,104
Paid-in surplus	8,606,117	8,603,902
Accumulated other comprehensive
loss	(3,284,336)	(114,520)
Retained earnings	31,813,409	31,567,907
Total stockholders' equity	$ 38,248,593	$ 41,170,393

Total liabilities and stockholders'
equity	$426,182,579	$415,229,048

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended June 30
	2007	2006

Revenue
Premiums and other considerations	$11,694,675	$11,928,628
Premiums ceded	(3,598,513)	(3,544,952)

Net premiums earned	8,096,162	8,383,676

Investment income, net of expenses	4,462,353	4,527,945
Realized gain on investments, net	1,142	71,073
Other income	351,585	268,806

Total revenue	12,911,242	13,251,500

Benefits and expenses
Death and other benefits	7,873,173	7,861,876
Guaranteed annual endowments	163,694	170,193
Dividends to policyholders	150,409	150,137
Increase in benefit reserves
and unearned premiums	1,065,432	1,309,277
Acquisition costs deferred	(1,213,162)	(1,261,506)
Amortization of deferred acquisition costs	1,421,547	1,514,427
Commissions	510,112	529,230
Other insurance expenses	2,552,175	2,534,406

Total benefits and expenses	12,523,380	12,808,040

Income before federal income taxes	387,862	443,460

Provision for federal income taxes:
Current	46,206	73,054
Deferred	22,492	7,124

Total provision for federal income taxes	68,698	80,178

Net income	$ 319,164	$ 363,282
Basic and diluted earnings per share	$ 0.29	$ 0.33

Dividends per share	$ -	$ -

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Six Months Ended June 30
	2007	2006

Revenue
Premiums and other considerations	$22,686,747	$24,015,397
Premiums ceded	(6,348,622)	(6,584,683)

Net premiums earned	16,338,125	17,430,714

Investment income, net of expenses	8,989,752	9,027,774
Realized gain (loss) on investments, net	601	(58,644)
Other income	639,662	516,704

Total revenue	25,968,140	26,916,548

Benefits and expenses
Death and other benefits	16,751,434	16,785,153
Guaranteed annual endowments	310,300	325,410
Dividends to policyholders	283,768	293,254
Increase in benefit reserves
and unearned premiums	1,372,363	2,681,838
Acquisition costs deferred	(2,465,086)	(2,521,486)
Amortization of deferred acquisition costs	2,843,210	2,981,094
Commissions	1,035,900	1,127,645
Other insurance expenses	5,030,470	4,865,969

Total benefits and expenses	25,162,359	26,538,877

Income from operations before provision
for federal income taxes	805,781	377,671

Provision (benefit) for federal income taxes:
Current	53,112	148,066
Deferred	89,607	(79,783)

Total provision for federal income taxes	142,719	68,283

Net income	$ 663,062	$ 309,388
Basic and diluted earnings per share	$ 0.60	$ 0.28

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income (Loss)	Earnings	Equity
BALANCE, JANUARY 1, 2006	$ 1,104,773	$ 8,578,978	$ 3,954,841	$ 30,624,112	$ 44,262,704
Comprehensive income (loss):
Net income	-	-	-	309,388	309,388
Change in net unrealized appreciation on
available-for-sale securities, net of tax	-	-	(6,581,353)	-	(6,581,353)
Change in fair value of hedging instrument	-	-	18,236	-	18,236
Total comprehensive loss					(6,253,729)
Cash dividends paid ($0.38 per share)	-	-	-	(455,604)	(455,604)
Issuances of common stock, net	3,671	12,738	-	71,878	88,287
BALANCE, JUNE 30, 2006	$ 1,108,444	$ 8,591,716	$ (2,608,276)	$ 30,549,774	$ 37,641,658

BALANCE, JANUARY 1, 2007	$ 1,113,104	$ 8,603,902	$ (114,520)	$ 31,567,907	$ 41,170,393
Comprehensive income (loss):
Net income	-	-	-	663,062	663,062
Change in net unrealized depreciation on
available-for-sale securities, net of tax	-	-	(3,234,209)	-	(3,234,209)
Amortization of unrecognized net actuarial loss
on pension plan, net of tax	-	-	59,072	-	59,072
Change in fair value of hedging instrument	-	-	5,321	-	5,321
Total comprehensive loss					(2,506,754)
Cash dividends paid ($0.38 per share)	-	-	-	(423,062)	(423,062)
Issuances of common stock, net	299	2,215	-	5,502	8,016
BALANCE, JUNE 30, 2007	$ 1,113,403	$ 8,606,117	$ (3,284,336)	$ 31,813,409	$ 38,248,593

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2007	2006

Net cash provided by operating activities	$ 1,896,361	$ 3,955,676

Investing activities
Securities available-for-sale:
Purchases	(7,543,619)	(25,914,023)
Sales and maturities	7,806,852	27,442,552
Other investments:
Cost of acquisition	(2,964,057)	(1,221,357)
Sales and maturities	2,580,623	2,543,991
Net additions to property and equipment	(153,348)	(106,610)

Net cash provided by (used in)
investing activities	(273,549)	2,744,553

Financing activities
Receipts from universal life policies
credited to policyholder account
balances	4,912,364	4,546,490
Return of policyholder account balances
on universal life policies	(5,738,066)	(5,174,313)
Payments on notes payable	(2,946,659)	(4,352,828)
Proceeds from notes payable	2,185,333	3,480,876
Issuances of common stock	8,016	88,287
Dividends paid	(423,062)	(455,604)

Net cash used in financing activities	(2,002,074)	(1,867,092)

Increase (decrease) in cash and
cash equivalents	(379,262)	4,833,137

Cash and cash equivalents at beginning of period	1,776,491	1,994,032

Cash and cash equivalents at end of period	$ 1,397,229	$ 6,827,169

See accompanying notes.

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

NOTE A - Nature of Operations: Kentucky Investors, Inc. is the holding company of Investors Heritage Life Insurance Company; Investors Heritage Printing, Inc., a printing company; Investors Heritage Financial Services Group, Inc., an insurance marketing company; and is the sole member of At Need Funding, LLC, a limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies. These entities are collectively hereinafter referred to as the "Company". Approximately 99% of Kentucky Investors' consolidated revenue is generated by Investors Heritage Life.

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

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE C - Earnings per Share and Stock-Based Compensation: Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the three months ended June 30, 2007 and 2006 were 1,113,336 and 1,107,153, respectively. The weighted average number of shares outstanding for the six months ended June 30, 2007 and 2006 were 1,113,296 and 1,105,969, respectively.

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

The Company's only outstanding stock options and stock appreciation rights were issued in 1999. Under our stock option and stock appreciation rights plan, there were 61,125 outstanding options, having an exercise price of $23.00 per share, as of June 30, 2007 and 2006. We reduced compensation expense relative to the outstanding options by $9,169 and $97,800, respectively, for the three and six month periods ended June 30, 2007. We recognized an increase of $36,675 and $42,788, respectively, in compensation expense associated with such options for the three month and six month periods ended June 30, 2006. These changes in compensation expense were based on changes in the market value of the Company's stock compared to the exercise price of the options as of those dates.

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

	Three Months Ended
	June 30, 2007	June 30, 2006
Revenue:
Preneed and Burial Products	$ 9,148,158	$ 9,886,413
Traditional and Universal Life Products	3,316,503	2,886,868
Credit Insurance Products and
Administrative Services	74,612	54,388
Corporate and Other	371,969	423,831
	$ 12,911,242	$ 13,251,500

Income from operations before federal
income taxes:
Preneed and Burial Products	$ 117,279	$ 59,569
Traditional and Universal Life Products	46,500	160,511
Credit Insurance Products and
Administrative Services	18,563	10,582
Corporate and Other	205,520	212,798
	$ 387,862	$ 443,460

	Six Months Ended
	June 30, 2007	June 30, 2006
Revenue:
Preneed and Burial Products	$ 18,910,219	$ 20,414,678
Traditional and Universal Life Products	6,173,916	5,759,421
Credit Insurance Products and
Administrative Services	128,549	91,384
Corporate and Other	755,456	651,065
	$ 25,968,140	$ 26,916,548

Income (loss) from operations before federal
income taxes:
Preneed and Burial Products	$ (23,398)	$ (74,654)
Traditional and Universal Life Products	287,551	213,758
Credit Insurance Products and
Administrative Services	45,745	38,356
Corporate and Other	495,883	200,211
	$ 805,781	$ 377,671

NOTE E - Federal Income Taxes: The provision (benefit) for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 2007 and December 31, 2006, the Company's deferred tax liability as recorded on the balance sheet was $2,303,548 and $3,784,625, respectively. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction, the 404(k) dividend deduction and the small life insurance company tax deduction.

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

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2003, 2004 and 2005 U.S. federal tax years remain subject to income tax examination by tax authorities.  We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company will be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  However, it is our policy to classify any interest and penalties (if applicable) as income tax expense in the financial statements.

NOTE F - Comprehensive Loss: The components of comprehensive loss, net of related federal income taxes, are as follows:

	Three Months Ended
	June 30, 2007	June 30, 2006
Net income	$ 319,164	$ 363,282
Change in fair value of hedging instrument	7,308	7,709
Amortization of unrecognized net actuarial loss
on pension plan, net of tax	29,536	-
Net unrealized losses on available-for-sale
securities, net of federal income taxes	(3,669,718)	(2,749,530)
Comprehensive loss	$ (3,313,710)	$ (2,378,539)

	Six Months Ended
	June 30, 2007	June 30, 2006
Net income	$ 663,062	$ 309,388
Change in fair value of hedging instrument	5,321	18,236
Amortization of unrecognized net actuarial loss
on pension plan, net of tax	59,072	-
Net unrealized losses on available-for-sale
securities, net of federal income taxes	(3,234,209)	(6,581,353)
Comprehensive loss	$ (2,506,754)	$ (6,253,729)

NOTE G - Employee Benefit Plans: We sponsor a noncontributory defined benefit retirement plan which covers substantially all employees. Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service. Benefits are funded based on actuarially-determined amounts.

The following table provides the components of our net periodic benefit cost:

	Three Months Ended
	June 30, 2007	June 30, 2006
Service cost	$ 86,075	$ 77,688
Interest cost	183,238	173,947
Expected return on plan assets	(212,874)	(182,198)
Amortization of net actuarial loss	44,752	54,200
Net periodic benefit cost	$ 101,191	$ 123,637

	Six Months Ended
	June 30, 2007	June 30, 2006
Service cost	$ 172,150	$ 155,376
Interest cost	366,476	347,894
Expected return on plan assets	(425,748)	(364,396)
Amortization of net actuarial loss	89,504	108,400
Net periodic benefit cost	$ 202,382	$ 247,274

We previously disclosed in our financial statements for the year ended December 31, 2006 that we expected to contribute $652,920 to our pension plan in 2007. As of June 30, 2007, $326,460 had been contributed. We presently anticipate contributing an additional $326,460 to fund our pension plan in 2007.

NOTE H - Investments: We participate in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded as an asset, with an offsetting liability recorded for our obligation to return the collateral, both reported at fair value. We obtain collateral in an amount equal to 102% of the fair value of domestic securities loaned, monitor the market value of securities loaned on a daily basis and obtain additional collateral as necessary. At June 30, 2007, fixed income securities with a carrying value of $16,854,565 were on loan under this agreement, with associated collateral held of $17,367,823. At December 31, 2006, there were no securities on loan under this agreement. Income earned relative to this program was $6,812 and $9,317, respectively, for the three month and six month periods ended June 30, 2007. Income earned relative to this program was $6,349 and $13,099, respectively, for the three month and six month periods ended June 30, 2006.

NOTE I - Notes Payable: During the second quarter of 2007, the Company renewed the Kentucky Investors Line of Credit and the At Need Funding Line of Credit. The terms of the lines of credit remain substantially the same as the terms previously in place. The Kentucky Investors Line of Credit matures May 30, 2008 and the At Need Funding Line of Credit matures June 30, 2008.

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

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing and At Need Funding, approximately 1% of our consolidated revenues were generated by those subsidiaries. Approximately 11% of Investors Heritage Financial's revenues for the six month period ended June 30, 2007 were derived from the sale of Investors Heritage Life's credit insurance products. During the first six months of 2007, Kentucky Investors received dividends from Investors Heritage Financial totaling $216,000 and received distributions from At Need Funding of $40,000. We anticipate further dividend payments from Investors Heritage Financial and distributions from At Need Funding during the remainder of 2007.

Our primary uses of cash are ongoing operating expenses, debt service and dividend payments, and our principal sources of cash are the dividends paid to us by Investors Heritage Life and Investors Heritage Financial. Investors Heritage Life's principal sources of cash are proceeds received from the sale of life insurance policies, administrative service fees and investment income, including realized gains (losses), less interest credited and benefits to policyholders and expenses.

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

Investments in Fixed Maturities, Equity Securities and Mortgage Loans

We hold fixed maturities and equity interests in a variety of companies. Additionally, we originate, underwrite and manage mortgage loans. We continuously evaluate all of our investments based on current economic conditions, credit loss experience and other developments. We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in value is other-than-temporary in nature. This determination involves some degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders' equity. If a decline in a security's fair value is considered to be other-than-temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated income statement.

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

Deferred Acquisition Costs

At June 30, 2007, the balance of our deferred acquisition costs was approximately $21,524,000 compared to $21,494,000 at December 31, 2006. The recovery of these costs is dependent on the future profitability of the related business. Each reporting period, we evaluate the recoverability of the unamortized balance of the deferred acquisition costs. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is immediately charged to amortization expense. The assumptions we use to amortize and evaluate the recoverability of the deferred acquisition costs involve significant judgment. A revision to these assumptions may impact future financial results.

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

Investments, Liquidity and Capital Resources

Investments

Investors Heritage Life has maintained a sound, conservative investment strategy. At June 30, 2007, 88.0% of invested assets consisted of fixed income public bonds compared to 88.3% at December 31, 2006. Fixed income assets are managed by Conning Asset Management Company, an independent portfolio manager.

We recognized no other-than-temporary impairment losses during the six months ended June 30, 2007 or the corresponding period in 2006. We believe that we will recover the cost basis in the securities held with unrealized losses as we have both the intent and ability to hold the securities until they mature or recover in value.

We participate in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded as an asset, with an offsetting liability recorded for our obligation to return the collateral.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending, with approximately 99.8% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At June 30, 2007, 8.1% of invested assets consisted of mortgage loans compared to 7.7% at December 31, 2006. We anticipate funding several new mortgage loan investments during the remainder of 2007 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets. As of June 30, 2007, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 90 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

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

Investors Heritage Life's conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term. At June 30, 2007 and December 31, 2006, Investors Heritage Life's fixed income investments were 100% investment grade as rated by Standard & Poor's. None of Investors Heritage Life's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

Kentucky Investors principal sources of cash flow are rental income and dividends from its subsidiaries. Kentucky Investors principal long-term obligations are payments on long-term debt.

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement.  Management has assessed our position and as of June 30, 2007, we are in compliance with all debt covenant requirements.

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

Results of Operations

Overview

Premiums earned (net of reinsurance) were $8,096,162 for the second quarter of 2007 (a decrease of 3.4% compared to the second quarter of 2006) and $16,338,125 for the first six months of 2007 (a decrease of 6.3% compared to the same period in 2006). The decrease was primarily due to lower sales in the preneed and burial segment. Net investment income was $4,462,353 for the second quarter of 2007 (a decrease of 1.4% compared to the second quarter of 2006) and $8,989,752 for the first six months of 2007 (a decrease of 0.4% compared to the same period in 2006). Total revenue was $12,911,242 for the second quarter of 2007 (a decrease of 2.6% compared to the second quarter of 2006) and $25,968,140 for the first six months of 2007 (a decrease of 3.5% compared to the same period in 2006). This decrease is primarily due to the previously described lower sales in the preneed and burial segment.

Total benefits and expenses were $12,523,380 in the second quarter of 2007 (a decrease of 2.2% compared to the second quarter of 2006) and $25,162,359 for the first six months of 2007 (a decrease of 5.2% compared to the same period in 2006). The decrease in benefits and expenses is primarily due to lower preneed production as well as improved mortality in the preneed and traditional and universal segments in comparison to the same prior year period. After providing for federal income taxes, our net income was $319,164 with earnings per share of $0.29 for the second quarter of 2007 as compared to $363,282 and earnings per share of $0.33 for the second quarter of 2006. Our net income was $663,062 with earnings per share of $0.60 for the first six months of 2007 as compared to $309,388 and earnings per share of $0.28 for the same period in 2006.

A dividend of $0.38 per share was paid April 7, 2007, to shareholders of record on March 23, 2007.

Business Segments

We internally evaluate the performance of our operations by the following business segments:

Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $9,148,158 for the second quarter of 2007 (a decrease of 7.5% compared to the second quarter of 2006) and $18,910,219 for the first six months of 2007 (a decrease of 7.4% compared to the same period of 2006). The decrease is due primarily to decreased premium production from lower sales of the preneed and burial products. Pre-tax income (loss) from operations was $117,279 for the second quarter of 2007 compared to $59,569 for the same period for 2006 and $(23,398) for the first six months of 2007 compared to $(74,654) for the same period for 2006. The improvement in pre-tax income was primarily driven by improved mortality experience within the segment.

Traditional and Universal Life Products include traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were $3,316,503 for the second quarter of 2007 (an increase of 14.9% compared to the second quarter of 2006) and $6,173,916 for the first six months of 2007 (an increase of 7.2% compared to the same period of 2006). Revenues on this segment are primarily derived from the sale of term insurance products through banks, for which demand has increased. Pre-tax income from operations was $46,500 for the second quarter of 2007 compared to $160,511 for the same period for 2006 and $287,551 for the first six months of 2007 compared to $213,758 for the same period for 2006. Fluctuations in pre-tax income for this segment are primarily due to variations in experience mortality for the applicable periods.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident and health insurance products. All of the related underwriting risk currently produced within this segment is being reinsured 100% with highly-rated life companies. Accordingly, revenue is generated primarily from servicing and administering the credit business for our reinsurers. Because the revenue is fee-based, segment performance is in direct relation to new and existing earned premium production. Revenues for this segment were $74,612 for the second quarter of 2007 (an increase of 37.2% compared to the second quarter of 2006) and $128,549 for the first six months of 2007 (an increase of 40.7% compared to the same period of 2006). Pre-tax income from operations was $18,563 for the second quarter of 2007 compared to $10,582 for the same period for 2006 and $45,745 for the first six months of 2007 compared to $38,356 for the same period for 2006.

Corporate and Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $371,969 for the second quarter of 2007 (a decrease of 12.2% compared to the second quarter of 2006) and $755,456 for the first six months of 2007 (an increase of 16.0% compared to the same period of 2006). The decrease in revenues for the second quarter of 2007 in comparison to the prior year period was due primarily to realized gains taken during the second quarter of 2006 that increased revenue during that period.  The increase in revenue for the first six months of 2007 was primarily due to a reduction in realized losses taken in early 2006 that significantly reduced revenue in that period coupled with a small increase in revenue generated by the non-life subsidiaries of the Company. Pre-tax income from operations was $205,520 for the second quarter of 2007 compared to $212,798 for the same period of 2006 and $495,883 for the first six months of 2007 compared to $200,211 for the same period for 2006. The increase in pre-tax income for the first six months of 2007 is primarily due to reduced expenses during the period relative to stock compensation expense and the adjustment to the actuarially determined net periodic pension cost, along with the aforementioned revenue increases.

Federal Income Taxes

The provision (benefit) for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction, the 404(k) dividend deduction and the small life insurance company tax deduction. The effective tax rate was 17.7% for the six months ended June 30, 2007 compared to 18.1% for the six months ended June 30, 2006.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2007.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Kentucky Investors is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 10, 2007, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

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

ITEM 3. Defaults Upon Senior Securities

            None

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the stockholders was held May 10, 2007 at 11:00 a.m.  The purpose of the meeting was to elect directors.

(b) Three (3) directors were elected to hold office for a term of three (3) years or until their successors are duly elected and qualified.

The following individuals were elected for a term of three (3) years and the number of votes cast were as follows

Gordon C. Duke - Number of Votes Cast FOR - 889,238.822; WITHHELD - 865.720; ABSTAIN - 58

Harry Lee Waterfield II - Number of Votes Cast FOR - 888,032.366; WITHHELD - 2,072.740; ABSTAIN - 58

Michael F. Dudgeon, Jr. - Number of Votes Cast FOR - 889,142.926; WITHHELD - 962.180; ABSTAIN - 58

The other directors whose terms will continue after the meeting are:

Howard L. Graham, Jr.

Robert M. Hardy, Jr.

Jerry F. Howell, Jr.

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

KENTUCKY INVESTORS, INC.

	BY:	/s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: August 10, 2007		President

	BY:	/s/Raymond L. Carr
Raymond L. Carr
DATE: August 10, 2007		Vice President - Chief Financial Officer