Form 10-Q
period 2007-09-30
KENTUCKY INVESTORS INC
filed 2007-11-14
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

Number of outstanding shares as of November 13, 2007 -- 1,113,018.72

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

CONTENTS

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

PART I -- FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

KENTUCKY INVESTORS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2007	December 31, 2006
Assets
Investments
Securities available for sale, at fair value:
Fixed maturities (amortized cost:
$283,427,645 and $281,277,592)	$284,475,249	$284,005,322
Equity securities (cost:
$3,167,520 and $3,141,053)	3,922,480	3,790,179
Mortgage loans on real estate	25,249,470	24,629,380
Policy loans	6,986,238	7,283,917
Other long term investments	917,858	1,438,921
Short term investments	365,000	390,000
Total investments	321,916,295	321,537,719

Cash and cash equivalents	1,356,306	1,776,491
Accrued investment income	3,625,547	4,564,086
Due premiums	3,947,960	3,854,233
Deferred acquisition costs	21,045,009	21,494,408
Present value of future profits	139,281	207,969
Leased property under capital leases	417,210	350,093
Property and equipment, net	1,706,104	1,666,402
Collateral on securities loaned	14,476,577	-
Cash value of company-owned life insurance	6,602,144	6,117,814
Other assets	488,621	297,866
Amounts recoverable from reinsurers	52,131,112	53,415,921
Total assets	$427,852,166	$415,283,002

	September 30, 2007	December 31, 2006
Liabilities and stockholders' equity
Liabilities
Policy liabilities
Benefit reserves	$340,914,322	$341,173,043
Unearned premium reserves	13,269,809	13,525,803
Policy claims	1,568,308	1,567,922
Liability for deposit-type contracts	2,654,960	2,652,003
Reserves for dividends and
endowments and other	566,142	601,815
Total policy liabilities	358,973,541	359,520,586
Deferred federal income tax liability	3,540,213	3,784,625
Obligations under capital leases	412,330	349,166
Notes payable	4,587,217	5,725,751
Obligations to return collateral under
securities loan agreement	14,476,577	-
Accrued pension liability	2,526,820	2,847,193
Other liabilities	2,425,571	1,885,288
Total liabilities	$386,942,269	$374,112,609

Stockholders' equity
Common stock (shares issued:
1,113,018 and 1,113,104)	$ 1,113,018	$ 1,113,104
Paid-in surplus	8,611,518	8,603,902
Accumulated other comprehensive
loss	(1,055,953)	(114,520)
Retained earnings	32,241,314	31,567,907
Total stockholders' equity	$ 40,909,897	$ 41,170,393

Total liabilities and stockholders'
equity	$427,852,166	$415,283,002

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended September 30
	2007	2006

Revenue
Premiums and other considerations	$11,238,490	$12,396,658
Premiums ceded	(3,570,741)	(3,928,452)

Net premiums earned	7,667,749	8,468,206

Investment income, net of expenses	4,527,405	4,475,159
Realized gain (loss) on investments, net	(1,683)	80,004
Other income	115,311	319,618

Total revenue	12,308,782	13,342,987

Benefits and expenses
Death and other benefits	7,808,407	7,041,049
Guaranteed annual endowments	128,048	133,953
Dividends to policyholders	144,396	134,192
Increase in benefit reserves
and unearned premiums	749,205	2,103,977
Acquisition costs deferred	(1,113,511)	(1,238,268)
Amortization of deferred acquisition costs	1,310,886	1,603,515
Commissions	499,735	514,581
Other expenses	2,242,005	2,333,233

Total benefits and expenses	11,769,171	12,626,232

Income before federal income taxes	539,611	716,755

Provision for federal income taxes:
Current	51,481	80,877
Deferred	44,094	48,712

Total provision for federal income taxes	95,575	129,589

Net income	$ 444,036	$ 587,166
Basic and diluted earnings per share	$ 0.40	$ 0.53

Dividends per share	$ -	$ -

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Nine Months Ended September 30
	2007	2006

Revenue
Premiums and other considerations	$33,925,237	$36,412,055
Premiums ceded	(9,919,363)	(10,513,135)

Net premiums earned	24,005,874	25,898,920

Investment income, net of expenses	13,517,157	13,502,933
Realized gain (loss) on investments, net	(1,082)	21,360
Other income	754,973	836,322

Total revenue	38,276,922	40,259,535

Benefits and expenses
Death and other benefits	24,559,841	23,826,202
Guaranteed annual endowments	438,348	459,363
Dividends to policyholders	428,164	427,446
Increase in benefit reserves
and unearned premiums	2,121,568	4,785,815
Acquisition costs deferred	(3,578,597)	(3,759,754)
Amortization of deferred acquisition costs	4,154,096	4,584,609
Commissions	1,535,635	1,642,226
Other expenses	7,272,475	7,199,202

Total benefits and expenses	36,931,530	39,165,109

Income from operations before provision
for federal income taxes	1,345,392	1,094,426

Provision (benefit) for federal income taxes:
Current	104,593	228,943
Deferred	133,701	(31,071)

Total provision for federal income taxes	238,294	197,872

Net income	$ 1,107,098	$ 896,554
Basic and diluted earnings per share	$ 0.99	$ 0.81

Dividends per share	$ 0.38	$ 0.38

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income (Loss)	Earnings	Equity
BALANCE, JANUARY 1, 2006	$ 1,104,773	$ 8,578,978	$ 3,954,841	$ 30,624,112	$ 44,262,704
Comprehensive income (loss):
Net income	-	-	-	896,554	896,554
Change in net unrealized appreciation on
available-for-sale securities, net of tax	-	-	(2,334,313)	-	(2,334,313)
Change in fair value of hedging instrument	-	-	3,240	-	3,240
Total comprehensive loss					(1,434,519)
Cash dividends paid ($0.38 per share)	-	-	-	(455,604)	(455,604)
Issuances of common stock, net	4,949	18,327	-	97,025	120,301
BALANCE, SEPTEMBER 30, 2006	$ 1,109,722	$ 8,597,305	$ 1,623,768	$ 31,162,087	$ 42,492,882

BALANCE, JANUARY 1, 2007	$ 1,113,104	$ 8,603,902	$ (114,520)	$ 31,567,907	$ 41,170,393
Comprehensive income (loss):
Net income	-	-	-	1,107,098	1,107,098
Change in net unrealized appreciation on
available-for-sale securities, net of tax	-	-	(1,024,442)	-	(1,024,442)
Amortization of unrecognized net actuarial loss
on pension plan, net of tax	-	-	88,609	-	88,609
Change in fair value of hedging instrument	-	-	(5,600)	-	(5,600)
Total comprehensive income					165,665
Cash dividends paid ($0.38 per share)	-	-	-	(423,062)	(423,062)
Issuances (redemptions) of common stock, net	(86)	7,616	-	(10,629)	(3,099)
BALANCE, SEPTEMBER 30, 2007	$ 1,113,018	$ 8,611,518	$ (1,055,953)	$ 32,241,314	$ 40,909,897

See accompanying notes.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2007	2006

Net cash provided by operating activities	$ 4,189,792	$ 7,547,236

Investing activities
Securities available-for-sale:
Purchases	(13,554,554)	(40,996,594)
Sales and maturities	11,086,819	36,836,444
Other investments:
Cost of acquisition	(2,961,586)	(1,723,886)
Sales and maturities	3,185,238	3,093,296
Net additions to property and equipment	(406,714)	(309,054)

Net cash used in investing activities	(2,650,797)	(3,099,794)

Financing activities
Receipts from universal life policies
credited to policyholder account
balances	7,302,044	8,026,266
Return of policyholder account balances
on universal life policies	(7,696,529)	(7,762,511)
Payments on notes payable	(3,987,981)	(5,985,765)
Proceeds from notes payable	2,849,447	4,829,102
Issuances (redemptions) of
common stock, net	(3,099)	120,301
Dividends paid	(423,062)	(455,604)

Net cash used in financing activities	(1,959,180)	(1,228,211)

Increase (decrease) in cash and
cash equivalents	(420,185)	3,219,231

Cash and cash equivalents at beginning of period	1,776,491	1,994,032

Cash and cash equivalents at end of period	$ 1,356,306	$ 5,213,263

See accompanying notes.

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

NOTE B - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, as included in our Annual Report on Form 10-K.

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

NOTE C - Earnings per Share and Stock-Based Compensation: Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the three months ended September 30, 2007 and 2006 were 1,113,066 and 1,108,458, respectively. The weighted average number of shares outstanding for the nine months ended September 30, 2007 and 2006 were 1,113,219 and 1,106,808, respectively.

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

The Company's only outstanding stock options and stock appreciation rights were issued in 1999. Under our stock option and stock appreciation rights plan, there were 61,125 outstanding options, having an exercise price of $23.00 per share, as of September 30, 2007 and 2006. We recognized an increase in compensation expense relative to the outstanding options of $143,644 and $45,844, respectively, for the three and nine month periods ended September 30, 2007. We recognized an increase of $51,956 and $94,744, respectively, in compensation expense associated with such options for the three month and nine month periods ended September 30, 2006. These changes in compensation expense were based on changes in the market value of the Company's stock compared to the exercise price of the options as of those dates.

NOTE D - Segment Data: We operate in four segments as shown in the following table. All segments include both individual and group insurance. Identifiable revenues and expenses are assigned directly to the applicable segment. Net investment income is generally allocated to the insurance and the corporate segments in proportion to policy liabilities and stockholders' equity, respectively. Corporate and Other segment results include results for the parent company, Investors Heritage Printing, Inc., At Need Funding LLC and a portion of Investors Heritage Financial Services Group, Inc., after elimination of intercompany amounts.

During the current quarter, we determined that certain service fee income of Investors Heritage Financial Services Group that is derived from external parties relative to credit administrative services being provided should be included within the Credit Insurance Products and Administrative Services segment.  Historically, all Investors Heritage Financial Services Group revenue and income has been included in the Corporate and Other segment.  Accordingly, the prior period segment data has been reclassified for comparative purposes with the current period segment presentation.

	Three Months Ended
	September 30, 2007	September 30, 2006
Revenue:
Preneed and Burial Products	$ 9,272,678	$ 9,553,288
Traditional and Universal Life Products	2,746,644	3,202,347
Credit Insurance Products and
Administrative Services	117,634	129,872
Corporate and Other	171,826	457,480
	$ 12,308,782	$ 13,342,987

Income (loss) from operations before federal
income taxes:
Preneed and Burial Products	$ 321,938	$ 213,280
Traditional and Universal Life Products	224,720	150,184
Credit Insurance Products and
Administrative Services	95,684	95,673
Corporate and Other	(102,731)	257,618
	$ 539,611	$ 716,755

	Nine Months Ended
	September 30, 2007	September 30, 2006
Revenue:
Preneed and Burial Products	$ 28,182,897	$ 29,967,966
Traditional and Universal Life Products	8,920,560	8,961,768
Credit Insurance Products and
Administrative Services	306,134	359,547
Corporate and Other	867,331	970,254
	$ 38,276,922	$ 40,259,535

Income from operations before federal
income taxes:
Preneed and Burial Products	$ 298,540	$ 138,626
Traditional and Universal Life Products	512,271	363,942
Credit Insurance Products and
Administrative Services	201,380	272,320
Corporate and Other	333,201	319,538
	$ 1,345,392	$ 1,094,426

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

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2004, 2005 and 2006 U.S. federal tax years remain subject to income tax examination by tax authorities.  We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company will be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  However, it is our policy to classify any interest and penalties (if applicable) as income tax expense in the financial statements.

NOTE F - Comprehensive Income (Loss): The components of comprehensive income (loss), net of related federal income taxes, are as follows:

	Three Months Ended
	September 30, 2007	September 30, 2006
Net income	$ 444,036	$ 587,166
Change in fair value of hedging instrument	(10,921)	(14,996)
Amortization of unrecognized net actuarial loss
on pension plan, net of tax	29,537	-
Net unrealized appreciation/depreciation on available-for-sale
securities, net of federal income taxes	2,209,767	4,247,040
Comprehensive income	$ 2,672,419	$ 4,819,210

	Nine Months Ended
	September 30, 2007	September 30, 2006
Net income	$ 1,107,098	$ 896,554
Change in fair value of hedging instrument	(5,600)	3,240
Amortization of unrecognized net actuarial loss
on pension plan, net of tax	88,609	-
Net unrealized appreciation/depreciation on available-for-sale
securities, net of federal income taxes	(1,024,442)	(2,334,313)
Comprehensive income (loss)	$ 165,665	$ (1,434,519)

NOTE G - Employee Benefit Plans: We sponsor a noncontributory defined benefit retirement plan which covers substantially all employees. Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service. Benefits are funded based on actuarially-determined amounts.

The following table provides the components of our net periodic benefit cost:

	Three Months Ended
	September 30, 2007	September 30, 2006
Service cost	$ 86,075	$ 77,688
Interest cost	183,238	173,947
Expected return on plan assets	(212,874)	(182,198)
Amortization of net actuarial loss	44,752	54,200
Net periodic benefit cost	$ 101,191	$ 123,637

	Nine Months Ended
	September 30, 2007	September 30, 2006
Service cost	$ 258,225	$ 233,064
Interest cost	549,714	521,841
Expected return on plan assets	(638,622)	(546,594)
Amortization of net actuarial loss	134,256	162,600
Net periodic benefit cost	$ 303,573	$ 370,911

We previously disclosed in our financial statements for the year ended December 31, 2006 that we expected to contribute $652,920 to our pension plan in 2007. As of September 30, 2007, $489,690 had been contributed. We presently anticipate contributing an additional $163,230 to fund our pension plan in 2007.

NOTE H - Investments: We participate in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded as an asset, with an offsetting liability recorded for our obligation to return the collateral, both reported at fair value. We obtain collateral in an amount equal to 102% of the fair value of domestic securities loaned, monitor the market value of securities loaned on a daily basis and obtain additional collateral as necessary. At September 30, 2007, fixed income securities with a carrying value of $14,082,855 were on loan under this agreement, with associated collateral held of $14,476,577. At December 31, 2006, there were no securities on loan under this agreement. Income earned relative to this program was $3,761 and $13,078, respectively, for the three month and nine month periods ended September 30, 2007. Income earned relative to this program was $5,519 and $18,618, respectively, for the three month and nine month periods ended September 30, 2006.

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

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing and At Need Funding, approximately 1% of our consolidated revenues were generated by those subsidiaries. Approximately 10% of Investors Heritage Financial's revenues for the nine month period ended September 30, 2007 were derived from the sale of Investors Heritage Life's credit insurance products. During the first nine months of 2007, Kentucky Investors received dividends from Investors Heritage Financial totaling $316,000 and received distributions from At Need Funding of $40,000. We anticipate further dividend payments from Investors Heritage Financial and distributions from At Need Funding during the remainder of 2007.

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

 Deferred Acquisition Costs

At September 30, 2007, the balance of our deferred acquisition costs was approximately $21,045,000 compared to $21,494,000 at December 31, 2006. The recovery of these costs is dependent on the future profitability of the related business. Each reporting period, we evaluate the recoverability of the unamortized balance of the deferred acquisition costs. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is immediately charged to amortization expense. The assumptions we use to amortize and evaluate the recoverability of the deferred acquisition costs involve significant judgment. A revision to these assumptions may impact future financial results.

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

Investments, Liquidity and Capital Resources

Investments

Investors Heritage Life has maintained a sound, conservative investment strategy. At September 30, 2007, 88.4% of invested assets consisted of fixed income public bonds compared to 88.3% at December 31, 2006. Fixed income assets are managed by Conning Asset Management Company, an independent portfolio manager. At September 30, 2007 and December 31, 2006, Investors Heritage Life's fixed income investments were 99.7% and 100% investment grade, respectively, as rated by Standard & Poor's. None of Investors Heritage Life's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

We recognized no other-than-temporary impairment losses during the nine months ended September 30, 2007 or the corresponding period in 2006. We believe that we will recover the cost basis in the securities held with unrealized losses as we have both the intent and ability to hold the securities until they mature or recover in value.

We participate in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded as an asset, with an offsetting liability recorded for our obligation to return the collateral.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending, with approximately 99.8% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate. At September 30, 2007, 7.8% of invested assets consisted of mortgage loans compared to 7.7% at December 31, 2006. We anticipate funding several new mortgage loan investments during the remainder of 2007 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets. As of September 30, 2007, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 90 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement.  Management has assessed our position and as of September 30, 2007, we are in compliance with all debt covenant requirements.

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

Results of Operations

Overview

Premiums earned (net of reinsurance) were $7,667,749 for the third quarter of 2007 (a decrease of 9.5% compared to the third quarter of 2006) and $24,005,874 for the first nine months of 2007 (a decrease of 7.3% compared to the same period in 2006). The decrease was primarily due to lower sales in the preneed and burial segment. Net investment income was $4,527,405 for the third quarter of 2007 (an increase of 1.2% compared to the third quarter of 2006) and $13,517,157 for the first nine months of 2007 (an increase of 0.1% compared to the same period in 2006). Total revenue was $12,308,782 for the third quarter of 2007 (a decrease of 7.8% compared to the third quarter of 2006) and $38,276,922 for the first nine months of 2007 (a decrease of 4.9% compared to the same period in 2006). This decrease is primarily due to the previously described lower sales in the preneed and burial segment as well as the correction of a $185,861 billing error relative to administrative fees for one of our reinsurance agreements identified in the 2007 third quarter.

Total benefits and expenses were $11,769,171 in the third quarter of 2007 (a decrease of 6.8% compared to the third quarter of 2006) and $36,931,530 for the first nine months of 2007 (a decrease of 5.7% compared to the same period in 2006). The decrease in benefits and expenses is primarily due to lower preneed production as well as improved mortality in the preneed and traditional and universal life segments in comparison to the same prior year period. After providing for federal income taxes, our net income was $444,036 with earnings per share of $0.40 for the third quarter of 2007 as compared to $587,166 and earnings per share of $0.53 for the third quarter of 2006. Our net income was $1,107,098 with earnings per share of $0.99 for the first nine months of 2007 as compared to $896,554 and earnings per share of $0.81 for the same period in 2006.

A dividend of $0.38 per share was paid April 7, 2007, to shareholders of record on March 23, 2007.

Business Segments

We internally evaluate the performance of our operations by the following business segments:

Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $9,272,678 for the third quarter of 2007 (a decrease of 2.9% compared to the third quarter of 2006) and $28,182,897 for the first nine months of 2007 (a decrease of 6.0% compared to the same period of 2006). The decrease is due primarily to decreased premium production from lower sales of the preneed and burial products. Pre-tax income (loss) from operations was $321,938 for the third quarter of 2007 compared to $213,280 for the same period for 2006 and $298,540 for the first nine months of 2007 compared to $138,626 for the same period for 2006. The improvement in pre-tax income was primarily driven by improved mortality experience within the segment.

Traditional and Universal Life Products include traditional life and group life insurance products, annuities (primarily qualified) and universal life products. Revenues for this segment were $2,746,644 for the third quarter of 2007 (a decrease of 14.2% compared to the third quarter of 2006) and $8,920,560 for the first nine months of 2007 (a decrease of 0.5% compared to the same period of 2006). Revenues on this segment are primarily derived from the sale of term insurance products through banks, for which demand fluctuates along with economic conditions. Pre-tax income from operations was $224,720 for the third quarter of 2007 compared to $150,184 for the same period for 2006 and $512,271 for the first nine months of 2007 compared to $363,942 for the same period for 2006. Fluctuations in pre-tax income for this segment are primarily due to variations in experienced mortality for the applicable periods.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident and health insurance products. All of the related underwriting risk currently produced within this segment is being reinsured 100% with highly-rated life companies. Accordingly, revenue is generated primarily from servicing and administering the credit business for our reinsurers. Because the revenue is fee-based, segment performance is in direct relation to new and existing earned premium production. Revenues for this segment were $117,634 for the third quarter of 2007 (a decrease of 9.4% compared to the third quarter of 2006) and $306,134 for the first nine months of 2007 (a decrease of 14.9% compared to the same period of 2006). Pre-tax income from operations was $95,684 for the third quarter of 2007 compared to $95,673 for the same period for 2006 and $201,380 for the first nine months of 2007 compared to $272,320 for the same period for 2006.  These decreases in revenue and pre-tax income are directly related to lower premium production within this segment of the business.

Corporate and Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $171,826 for the third quarter of 2007 (a decrease of 62.4% compared to the third quarter of 2006) and $867,331 for the first nine months of 2007 (a decrease of 10.6% compared to the same period of 2006). The decrease in revenues for the third quarter of 2007 and the first nine months of 2007 in comparison to the respective prior year periods is due primarily to decreased funding activity within At Need Funding coupled with a reduction in realized gains taken during the period.  Pre-tax income (loss) from operations was ($102,731) for the third quarter of 2007 compared to $257,618 for the same period of 2006 and $333,201 for the first nine months of 2007 compared to $319,538 for the same period for 2006. The decrease in pre-tax income for the third quarter of 2007 in comparison to the same period in 2006 is primarily due to the aforementioned reduced revenue coupled with increased stock option expense recognized relative to the change in the underlying value of the Company's stock at September 30, 2007 as compared to the value at June 30, 2007.  The increase in pre-tax income for the nine month period ended September 30, 2007 in comparison to the prior year is primarily due to reduced general expenses in comparison to the prior period.

Federal Income Taxes

The provision (benefit) for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction, the 404(k) dividend deduction and the small life insurance company tax deduction. The effective tax rate was 17.7% for the nine months ended September 30, 2007 compared to 18.1% for the nine months ended September 30, 2006.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2007.

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

PART II -- OTHER INFORMATION

ITEM 1.     Legal Proceedings

Kentucky Investors is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 13, 2007, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

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

KENTUCKY INVESTORS, INC.

	BY:	/s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: November 13, 2007		President

	BY:	/s/Raymond L. Carr
Raymond L. Carr
DATE: November 13, 2007		Vice President - Chief Financial Officer