Form 10-K
period 2007-12-31
KENTUCKY INVESTORS INC
filed 2008-03-21
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

COMMISSION FILE NUMBER 0-1999

KENTUCKY INVESTORS, INC.

(Exact name of registrant as specified in its Charter)

KENTUCKY	61-6030333
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

200 Capital Avenue, Frankfort, Kentucky 40601

(Address of Principal Executive Offices)

Registrant's telephone number, including area code 502-223-2361

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  (X)         NO  (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendments to this Form 10-K.  (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  (  )               Accelerated filer  (  )            Non-accelerated filer  ( )(Do not check if a smaller reporting company)                                   Smaller Reporting Company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  (  )    NO  (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the average bid and asked price of such common equity as of June 30, 2007.     $28,558,787

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class

Common Capital Stock

Outstanding at March 17, 2008

1,113,050.720

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 2007 (Form 10-K, Items 1, 7, 8 and 15)

(2) Portions of the Proxy Statement dated April 4, 2008, for the Annual Meeting of Stockholders to be held May 8, 2008 (Form 10-K, Items 10, 11, 12, 13 and 14.)

CONTENTS

PART I
		Page
Item 1.	Business	4
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	15
Item 11.	Executive Compensation	16
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16
Item 13.	Certain Relationships and Related Transactions, and Director Independence	16
Item 14.	Principal Accountant Fees and Services	16

Part IV

Item 15.	Exhibits	17
Index To Exhibits		18
Signatures		19

PART I

Item 1. Business

(a) Business Overview

Kentucky Investors, Inc. is the holder of 100% of the outstanding common stock of a life insurance company, a printing company and an insurance marketing company and is the sole member of two Kentucky limited liability companies.

Kentucky Investors owns 100% of Investors Heritage Life Insurance Company, Investors Heritage Printing, Inc. and Investors Heritage Financial Services Group, Inc. Kentucky Investors is the sole member of At Need Funding, LLC, and Heritage Funding, LLC, both Kentucky limited liability corporations. We will be referring to Investors Heritage Printing, Investors Heritage Financial, At Need Funding and Heritage Funding as the "Non-insurance Subsidiaries". We will be referring to Investors Heritage Life, Investors Heritage Printing, Investors Heritage Financial and At Need Funding as the "Subsidiaries". We will also be referring to Kentucky Investors and its subsidiaries "we", "us", "our" and as the "Company".

Investors Heritage Life owns 96% of Investors Underwriters, Inc., an investment holding company. While the Non-insurance Subsidiaries continue to expand, approximately 1% of Kentucky Investors' total consolidated revenues were generated by the Non-insurance Subsidiaries for the year ended December 31, 2007. The Non-insurance Subsidiaries' total assets and stockholders' equity comprised less than 1% in the aggregate of Kentucky Investors' reported total assets and stockholders' equity as of December 31, 2007.

(b) Financial Information About Business Segments

Investors Heritage Life

The business segments of Investors Heritage Life are identified and discussed on pages 36-37 of the Annual Report to Stockholders for the year ended December 31, 2007 and are incorporated herein by reference. We offer a portfolio of the standard forms of participating and non-participating whole life, limited pay, endowments, split-funding, interest-sensitive whole life, guaranteed issue whole life, universal life, term and group life. In addition, we write credit life and credit accident and health insurance (collectively "Credit Insurance") on a group basis.  The business of Investors Heritage Life is not seasonal.

Ordinary Production. The business segments for ordinary production are Preneed and Burial products ("Preneed") and Traditional and Universal Life products ("Traditional"). Ordinary in force accounts for 35% of total in force business. We continue to work diligently to increase ordinary product sales. Our primary focus over the last several years has been the Preneed sales in the final expense and preneed funeral markets. Final expense sales include the sale of small face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. Preneed funeral sales include the sale of modal multiple premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract.

Preneed sales decreased 12% during 2007 primarily due to competition in the marketplace.  Investors Heritage Life strives to continue to improve its marketing capability in this area. Our efforts and strategy to continue a successful ordinary insurance operation hinge on continuing to provide solid products and outstanding administrative service and on the personal relationships developed and fostered each year. In the fourth quarter of 2007, we introduced a new preneed product replacing the Legacy Protector and Legacy Preferred product series.  The Legacy Gold series includes both single premium as well as multi-pay policies. Initial reaction to the new product in our markets has been favorable.  We anticipate performance of this product series to be in line with expectations and to improve product profitability in this segment.  Our Preneed sales are generated primarily through independent funeral homes in fourteen states.

Credit Insurance Products and Administrative Services ("Credit Insurance"). Investors Heritage Life has sold Credit Insurance since 1966. Since 1996, Investors Heritage Financial has marketed Investors Heritage Life's Credit Insurance products. All of the risk on Credit Insurance policies sold by Investors Heritage Life has been and will continue to be reinsured with larger, highly rated companies. Currently, Investors Heritage Life has reinsurance agreements with Scottish Re (U.S.), Inc. and ACE Life Insurance Company, which replaced RBC Reinsurance (Ireland) Ltd. as one of our reinsurers on new business effective June 1, 2007.   During 2005, Investors Heritage Life, with the assistance of Investors Heritage Financial, entered into a joint venture partnership with the Kentucky Bankers Association ("KBA") to market various products to all of the KBA members throughout the Commonwealth of Kentucky.  Investors Heritage Life reinsures credit business sold through KBA members to, and serves in an administrative capacity for, Kenbanc Reinsurance Company, Ltd., the KBA's reinsurance company.  Investors Heritage Financial  markets Investors Heritage Life Credit Insurance products and mortgage redemption products through this partnership as well as products for several unaffiliated companies.  These relationships allow Investors Heritage Financial to provide more products and better serve our existing accounts thereby allowing us to further strengthen these agency relationships.

During 2007, the third year of our relationship with the KBA, we were successful in increasing our market share through the Kentucky financial institutions although sales lagged primarily due to economic conditions.  We anticipate sales of our Credit Insurance and mortgage redemption products to increase during 2008 as well as fee income from the sale of other products.

(c) Narrative Description of Business

Preneed and Burial Products ("Preneed").   Approximately 52% of total ordinary insurance in force is Preneed. Sales for this segment are under the direct supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have several district managers under their supervision. As a result of our growth in the Preneed area, agency relationships have also been entered into directly with numerous funeral home owners. Management anticipates this trend to continue and, depending on the size of the funeral home and state law, preneed counselors may also become part of the agency force.

During the fourth quarter 2007, we introduced the "Legacy Gold Series", our sixth generation of life products designed for the preneed funeral market. These products provide an underwritten and a guaranteed issue single premium policy as well as underwritten and guaranteed issue multi-pay policies. All of the products provide for increasing death benefits on a non-guaranteed basis with a guaranteed minimum increase and for a lengthened reduced benefit period on the guaranteed issue multi-pay product.

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

Approximately 48% of total ordinary insurance in force is Traditional. These sales are built around a standard portfolio of life insurance policies with some of the contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies. In addition, we offer term insurance products.

As anticipated, ordinary premium production from financial institutions increased by $193,941 to $1,587,345 in 2007. This 13.9% increase over 2006 was primarily due to our increase in market share and recent legislation that favorably amended the predatory lending law for the state chartered banks in Kentucky and that provides a level playing field for state and national banks.

Group life accounts for 54% of total in-force business.  In addition to the group business discussed above, Investors Heritage Life participates in the Federal Employee Group Life Insurance ("FEGLI") Program, which is administered by Metropolitan Life Insurance Company, and in the Servicemen's Group Life Insurance ("SEGLI") Program, which is administered by Prudential Insurance Company of America. As of year-end 2007, the total amount of insurance in force from the FEGLI and SEGLI programs were approximately $424,912,000 and $1,203,231,000, respectively.

Credit Insurance. Credit Insurance, which accounts for 12% of total in-force business, is generally sold through banks, finance companies and automobile dealerships and is offered in connection with the extension of credit. The amount of the insurance is designed to cover the amount of the loan with the financial institution being the beneficiary of the insurance policy to the extent of the unpaid balance of the loan. Credit Insurance production is dependent on consumer debt. In times of low unemployment, reasonable interest rates and a steadily improving economy, consumer debt increases; therefore, Credit Insurance sales increase. When the economy slows, consumer debt slows and therefore Credit Insurance sales decrease.

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

Investors Heritage Financial continues to call on banks, finance companies and selected automobile dealerships to market Credit Insurance products for Investors Heritage Life. As anticipated, 9.4% of Investors Heritage Financial revenues for 2007 were derived from the sale of Investors Heritage Life's Credit Insurance products. Credit Insurance gross written premiums were lower than anticipated in 2007 due primarily to lower loan demand related to the sluggish economy and to the fact that the market has not fully adjusted to the favorable amendments to the predatory lending law in Kentucky that controls the sale of Credit Insurance products in conjunction with lending on real estate and secured loans.

In addition to selling Credit Insurance, Investors Heritage Life bank agents may obtain an ordinary life license enabling them to sell mortgage life insurance that might be required in excess of the statutory credit life limitation enacted by each state where our Credit Insurance products are sold. The mortgage life insurance sales operations will continue to be conducted through Investors Heritage Financial. Further, Investors Heritage Financial is licensed with other unaffiliated insurance companies to provide products that Investors Heritage Life does not offer to the financial institutions and other agents. These products include cancer, accident, second-to-die, large face amount term insurance, short term and long term disability and annuities. These relationships generated additional fee income in the amount of $469,633 during 2007 and management anticipates continued fee income from this area.

Reinsurance.  Investors Heritage Life utilizes a combination of yearly renewable term reinsurance and coinsurance to cede life insurance coverage in excess of its retention limit, which is $25,000 per life. This retention level was achieved by keeping current reinsurance treaties in place and adding additional yearly renewable term treaties for the difference with Scottish Re (U.S.) (inforce as of December 31, 2003) and Munich American Reassurance Company (business issued in 2004 and later). As anticipated, this retention level has stabilized earnings fluctuations in the Traditional segment. Excess coverages are reinsured externally to unaffiliated reinsurers.

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

As of December 31, 2007, approximately $803,468,000 or 24% of total life insurance in force was reinsured with non-affiliated well-established insurance companies. Investors Heritage Life is party to reinsurance and coinsurance agreements with twenty-four non-affiliated companies. The reinsurers for Investors Heritage Life and amounts of insurance in force that are reinsured are as follows:

Company	Reinsurance	Percent
	Amount	Of Total

ACE Life Insurance Company	$ 27,234,000	3.39%
Canada Life Assurance Company	12,928,000	1.61%
Central States Health & Life Co. of Omaha	1,305,000	0.16%
Connecticut General Life Insurance Company	159,000	0.02%
KenBanc Reinsurance Company LTD	12,307,000	1.53%
Key Life Insurance Company	1,665,000	0.21%
Life Investors Insurance Company of America	15,653,000	1.95%
Lincoln National Life Insurance Company	77,735,000	9.67%
Madison National Life Insurance Company	6,267,000	0.78%
Minnesota Life Insurance Company	90,708,000	11.29%
Munich American Reassurance Company	110,918,000	13.79%
Optimum Re Insurance Company	9,370,000	1.17%
Plateau Insurance Company	1,235,000	0.15%
RBC Reinsurance (Ireland) Ltd.	98,555,000	12.26%
ReliaStar Life Insurance Company	3,176,000	0.40%
Scottish Annuity and Life Insurance Company	40,458,000	5.04%
Scottish RE (US)	267,798,000	33.33%
Swiss Re Life & Health America Inc.	16,515,000	2.06%
Universal Guaranty Life Insurance Company	2,134,000	0.27%
Vernon General Insurance Company	7,047,000	0.88%
Other Companies (4)	301,000	0.04%
	$803,468,000	100.00%

Investors Heritage Life reinsures all of the risk on the Credit Insurance products sold by its agents.  Currently, this business is being reinsured with Scottish Re (U.S.) and ACE Life Insurance Company, which replaced RBC Reinsurance effective June 1, 2007 on new sales of our credit products.  As explained above, some of these credit insurance risks are reinsured to Life Investors, Universal Guaranty, Madison National, Minnesota Life, Kenbanc and Plateau.

Administrative Services.  During 2007 we continued to market our third party administrative services to non-affiliated companies and hired a new employee whose primary responsibility is to promote this aspect of our organization.  This additional marketing focus has and is expected to generate increased fee income associated with providing these services. Our overall revenue will be further enhanced by the fact that we expect to incur minimal expense increases associated with the third party administrative services, which will decrease our overall unit costs.

We have the capacity within our organization to handle the additional load and we have been successful in providing services without the need to add new employees.  During 2007, we provided third party administrative services for four companies.  One of the agreements is with an established company opening a new line of life insurance products.  A second agreement is with a startup company that raised in excess of $14,000,000 and commenced marketing their life insurance products in the second quarter of 2007.  The remaining agreements are with start-up companies that have not commenced insurance sales but need administrative assistance with accounting and financial reporting.

Other Subsidiaries. Investors Heritage Printing does job printing for Investors Heritage Life as well as numerous unaffiliated sources. This includes the printing of the application forms and other office forms required by Investors Heritage Life. While the income from Investors Heritage Printing is not a significant factor in our overall business, Investors Heritage Printing continues to work to improve profitability. Revenues from Investors Heritage Printing were approximately $477,000 in 2007, up $37,000 compared to 2006.

The formation and operation of Investors Heritage Financial generates additional revenue to Kentucky Investors. Although this additional revenue is not a significant factor in our overall business, Investors Heritage Financial remains steady in its operations with revenues of approximately $522,000 in 2007 compared to $343,000 in 2006.

At Need Funding is a single member, limited liability company organized under the laws of the Commonwealth of Kentucky. Kentucky Investors is the sole member of the LLC. Funding provided by At Need Funding is secured by assignments of verified incontestable life insurance policies issued by unaffiliated companies. The funds are advanced to funeral homes for services provided for the insured. Upon receipt of death benefits from the unaffiliated insurance company, the principal balance of the debt is reduced and interest and fees are recorded. This service is marketed primarily to funeral homes that do not have the manpower to timely complete necessary paperwork to process the insurance claim.  Revenues from At Need Funding were approximately $156,000 in 2007, down $117,000 compared to 2006, primarily due to the  volume of current year lending activity as a result of the acquisition of a key customer.

Dividends and distributions from the Non-insurance Subsidiaries for 2007 and 2006 amounted to $494,000 and $427,000, respectively.

Additionally, we earn fees for other services performed for our subsidiaries. The fees pay for the necessary supervision and coordination required to provide a common policy for all the companies. The supervision results in a coordination of contracts with the various independent agents, common sales brochures, and a savings to each company in the area of printing and purchasing. We purchase director and officer liability coverage, employment practices liability insurance coverage and errors and omissions coverage blanket fidelity bonds.  All policies provide coverage for each of the subsidiaries and provide a cost savings when compared to purchases made by individual companies. We also administer the group life and the retirement programs for the various companies.  These fees are not significant to our total revenue. Kentucky Investors also has revenue from other investments, but it is not a significant factor in our business.

Employees. Kentucky Investors does not have any employees. While Kentucky Investors' officers perform various functions, they are not paid a salary by Kentucky Investors for performing such functions. There are 86 people employed by Investors Heritage Life and three people employed by Investors Heritage Printing. The number of active independent contractual agents of Investors Heritage Life is 2,196. There are no unions organized nor are there any collective bargaining agreements with the employees or agents.  Management of Investors Heritage Life considers its relationship with the employees and agents to be satisfactory.

(d) Financial Information about Geographic Areas

The principal markets for Investors Heritage Life's products are in the Commonwealths of Kentucky and Virginia, and the States of North Carolina, South Carolina, Georgia, Ohio, Indiana, Florida, Tennessee and Michigan. Investors Heritage Life has licensed ordinary agents and regional managers throughout these states and credit life agents in 292 banks and automobile dealerships.

Investors Heritage Life is also licensed in twenty other states: Alabama, Arizona, Arkansas,  Illinois, Louisiana, Mississippi and West Virginia in the South and Southeast; Colorado, Missouri, New Mexico, North Dakota, South Dakota, Oklahoma, Montana, Nebraska, Kansas, Texas and Utah in the West; and Maryland and Pennsylvania in the North. The business in these states is written mostly through general agents.

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

Item 2. Properties

The physical property of the Company consists of the home office building and grounds, owned in fee, at 200 Capital Avenue, Frankfort, Kentucky. Adjacent to the home office, the Company owns additional property on Second Street and on Shelby Street in Frankfort, Kentucky. One building is used for agency and company meetings; one building is a print shop used by Investors Heritage Printing, one building is used for supplies and additional storage; one building is leased to a commercial tenant and one building is a residential apartment building.  All of the properties are in good condition.

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

	HIGH	LOW

YEAR ENDED DECEMBER 31, 2007:
First Quarter	$29.50	$25.80
Second Quarter	27.25	24.55
Third Quarter	28.95	25.00
Fourth Quarter	28.75	26.80

YEAR ENDED DECEMBER 31, 2006:
First Quarter	$24.00	$23.25
Second Quarter	26.75	23.40
Third Quarter	26.50	24.25
Fourth Quarter	29.99	23.25

(b)   Approximate Number of Equity Security Holders

(A)

Title of Class

Common Stock

(B)

Number of Holders of Record 12-31-2007

3,130

(c)   Dividends

Kentucky Investors, Inc. paid dividends totaling $423,062 to stockholders in 2007, representing $.38 per share. The 2007 cash dividend to be paid April 7, 2008, to stockholders of record March 21, 2008, is $.38 per share.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of financial condition and results of operations appears on pages 5-14 in the Annual Report to the Stockholders for the year ended December 31, 2007, and is incorporated herein by reference.

Item 8. Financial Statements

The financial statements and notes appear on pages 16-38 in the Annual Report to the Stockholders for the year ended December 31, 2007 and are incorporated herein by reference. See Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures (This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section).

(a)  Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

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

(b)  Changes to Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)    The Executive officers and directors of the Company are:

Name, Position & Year Became	Age
Officer/Director
Family Relationship

Harry Lee Waterfield II	64
Chairman of the Board, President/1963

Jimmy R. McIver, Treasurer/2000	56

Robert M. Hardy, Jr.	50
Director, Vice President and General
Counsel/1988
Nephew of Harry Lee Waterfield II

Raymond L. Carr, Chief Financial	59
Officer, Vice President/2002

Jane S. Jackson, Secretary/2003	53

Helen S. Wagner, Director/1986	71

Gordon C. Duke, Director/1991	62

Harold G. Doran, Jr. Director/2001	54

Howard L. Graham, Director/2002	73

Jerry F. Howell, Jr., Director/1983	66

David W. Reed, Director/1982	53

Michael F. Dudgeon, Jr., Director/2004 Nephew of Harry Lee Waterfield II	46

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

Item 11. Executive Compensation

Information regarding compensation of executive officers and transactions with executive officers and directors is shown on pages 7-11 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2008, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security ownership by Officers, Directors, and management is shown on pages 4-5 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2008, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain relationships and related transactions are shown on page 12 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2008, and are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding accounting fees and services is shown on pages 11-12 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2008, and is incorporated herein by reference.

PART IV

Item 15. Exhibits

(a)1. The following financial statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 2007 (pages 16-38) are filed as Exhibit 1 thereto:

   Report of Independent Registered Public Accounting Firm

   Consolidated Balance Sheets as of December 31, 2007 and 2006

   For each of the two years in the period ended December 31, 2007:

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

11

Statements re: computation of Per Share Earnings is contained in Note A to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on page 24 of the Annual Report to the Stockholders for the year ended December 31, 2007, and is incorporated herein by reference.

13	Annual Report to the Stockholders for the year ended December 31, 2007 is attached hereto as Exhibit 1 and is incorporated herein by reference.

23	Consent of Independent Registered Public Accounting Firm.

31.1 & 31.2	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

March 13, 2008
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

March 13, 2008

/s/Robert M. Hardy, Jr.

Robert M. Hardy, Jr.

Vice President, General Counsel and Director

March 13, 2008

/s/Jimmy R. McIver

Jimmy R. McIver

Treasurer

March 13, 2008

/s/Raymond L. Carr

Raymond L. Carr

Chief Financial Officer

Vice President

March 13, 2008

/s/Gordon C. Duke

Gordon C. Duke

Director

March 13, 2008

/s/Helen S. Wagner

Helen S. Wagner

Director

March 13, 2008

/s/Harold G. Doran

Harold G. Doran

Director

March 13, 2008

/s/David W. Reed

David W. Reed

Director

March 13, 2008

/s/Jerry F. Howell, Jr.

Jerry F. Howell, Jr.

Director

March 13, 2008

/s/ Howard L. Graham

Howard L. Graham

Director

March 13, 2008

/s/Michael F. Dudgeon, Jr.

Michael F. Dudgeon, Jr.

Director

March 13, 2008