Form 10-Q
period 2008-03-31
KENTUCKY INVESTORS INC
filed 2008-05-09
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

0-1999

(Commission file number)

KENTUCKY INVESTORS, INC.

(Exact Name of Registrant as Specified in its Charter)

KENTUCKY	61-6030333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Capital Avenue, P.O. Box 717

Frankfort, Kentucky 40602

(Address of principal executive offices)

(502) 223-2361

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

        Large accelerated filer    [  ]                                                                                                  Accelerated filer   [  ]

        Non-accelerated filer      [  ] (Do not check if a smaller reporting company)                Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

Securities registered pursuant to Section 13(g) of the Act:

Common Capital Stock par value $1.00 per share

(Title of Class)

Number of outstanding shares as of April 29, 2008 -- 1,114,433.160

PART I -- FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

KENTUCKY INVESTORS, INC.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
ASSETS	2008	2007
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $280,561,406 and $283,670,281)	$290,100,763	$289,516,851
Equity securities (cost: $4,849,471 and $3,850,263)	5,097,114	4,335,063
Mortgage loans on real estate	24,397,951	24,812,445
Policy loans	6,943,801	6,968,157
Other long-term investments	1,213,050	878,036
Short-term investments	340,000	365,000
Total investments	$328,092,679	$326,875,552

Cash and cash equivalents	3,981,167	1,238,194
Accrued investment income	3,512,145	4,668,922
Due premiums	3,718,992	3,726,202
Deferred acquisition costs	19,942,425	20,379,631
Present value of future profits	93,489	116,385
Leased property under capital leases	376,817	372,928
Property and equipment	1,697,521	1,678,094
Collateral on securities loaned	8,886,629	2,186,372
Cash value of company-owned life insurance	6,910,665	6,845,039
Other assets	270,623	285,532
Amounts recoverable from reinsurers	50,979,718	51,375,027
	$428,462,870	$419,747,878

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$340,206,018	341,268,264
Unearned premium reserves	12,504,487	12,990,293
Policy claims	1,502,432	1,476,669
Liability for deposit-type contracts	2,664,098	2,663,641
Reserves for dividends and endowments and other	575,051	547,262
Total policy liabilities	$357,452,086	$358,946,129
Deferred federal income tax liability	6,256,318	5,211,301
Obligations under capital leases	368,264	371,736
Notes payable	4,583,024	4,261,948
Obligations to return collateral under securities loan agreement	8,886,629	2,186,372
Accrued pension liability	2,005,297	2,159,914
Other liabilities	2,770,004	2,053,378
Total liabilities	$382,321,622	$375,190,778

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,113,051 and 1,117,851)	$1,113,051	$1,117,851
Paid-in surplus	8,650,907	8,650,907
Accumulated other comprehensive income	4,024,751	1,902,238
Retained earnings	32,352,539	32,886,104
Total stockholders' equity	$46,141,248	$44,557,100
	$428,462,870	$419,747,878

See notes to consolidated financial statements.

KENTUCKY INVESTORS, INC.
Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUE
Premiums and other considerations	$10,775,890	$10,992,072
Premiums ceded	(2,737,533)	(2,750,109)
Net premiums earned	8,038,357	8,241,963

Investment income, net of expenses	4,440,439	4,527,399
Realized losses on investments, net	(1,471)	(541)
Other income	272,778	288,077
Total revenue	$12,750,103	$13,056,898

BENEFITS AND EXPENSES
Death and other benefits	$8,756,468	$8,878,261
Guaranteed annual endowments	139,676	146,606
Dividends to policyholders	130,002	133,359
Increase in benefit reserves and unearned premiums	433,560	306,931
Acquisition costs deferred	(1,149,876)	(1,251,924)
Amortization of deferred acquisition costs	1,308,471	1,421,663
Commissions	525,582	525,788
Other insurance expenses	2,579,742	2,478,295
Total benefits and expenses	$12,723,625	$12,638,979

INCOME BEFORE FEDERAL INCOME TAXES	$26,478	$417,919

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	$46,835	$6,906
Deferred	(40,551)	67,115
	6,284	$74,021

NET INCOME	$20,194	$343,898

BASIC AND DILUTED NET EARNINGS PER SHARE	$0.02	$0.31

DIVIDENDS PER SHARE	$0.38	$0.38

See notes to consolidated financial statements.

KENTUCKY INVESTORS, INC.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income (Loss)	Earnings	Equity

BALANCE, JANUARY 1, 2007	$1,113,104	$8,603,902	$(114,520)	$31,567,907	$41,170,393

Comprehensive income:
Net income	-	-	-	343,898	343,898
Change in net unrealized appreciation
on available-for-sale securities	-	-	435,509	-	435,509
Change in unrealized pension benefits	-	-	29,536	-	29,536
Change in fair value of hedging instrument	-	-	(1,987)	-	(1,987)
Total comprehensive income					806,956
Cash dividends	-	-	-	(458,852)	(458,852)
Issuances of common stock, net	216	1,750	-	3,975	5,941
BALANCE, MARCH 31, 2007	$1,113,320	$8,605,652	$348,538	$31,456,928	$41,524,438

BALANCE, JANUARY 1, 2008	$1,117,851	$8,650,907	$1,902,238	$32,886,104	$44,557,100

Comprehensive income:
Net income	-	-	-	20,194	20,194
Change in net unrealized appreciation
on available-for-sale securities	-	-	2,101,869	-	2,101,869
Change in unrealized pension benefits	-	-	20,227	-	20,227
Change in fair value of hedging instrument	-	-	417	-	417
Total comprehensive income					2,142,707
Cash dividends	-	-	-	(422,959)	(422,959)
Repurchases of common stock, net	(4,800)	-	-	(130,800)	(135,600)
BALANCE, MARCH 31, 2008	$1,113,051	$8,650,907	$4,024,751	$32,352,539	$46,141,248

See notes to consolidated financial statements.

KENTUCKY INVESTORS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,326,580	$1,769,597

INVESTING ACTIVITIES
Securities available-for-sale:
Purchases	$(6,021,224)	$(4,510,514)
Sales and maturities	8,030,055	3,926,150
Other investments:
Cost of acquisitions	(332,543)	(1,662,861)
Sales and maturities	461,379	496,729
Net additions to property and equipment	(113,866)	(77,648)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$2,023,801	$(1,828,144)
FINANCING ACTIVITIES
Receipts from universal life policies credited to
policyholder account balances	$1,647,128	$2,467,482
Return of policyholder account balances on universal life policies	(2,440,012)	(2,733,180)
Payments on notes payable	(688,784)	(1,196,709)
Proceeds from notes payable	1,009,860	1,188,939
Issuances (repurchases) of common stock	(135,600)	5,941

NET CASH USED IN FINANCING ACTIVITIES	$(607,408)	$(267,527)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$2,742,973	$(326,074)
Cash and cash equivalents at beginning of period	1,238,194	1,776,491
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,981,167	$1,450,417

See notes to consolidated financial statements.

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

NOTE A - Nature of Operations

Kentucky Investors, Inc. is the holding company of Investors Heritage Life Insurance Company; Investors Heritage Printing, Inc., a printing company; Investors Heritage Financial Services Group, Inc., an insurance marketing company; is the sole member of At Need Funding, LLC, a limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies; and is the sole member of Heritage Funding, LLC, a limited liability company that invests in various business ventures. These entities are collectively hereinafter referred to as the "Company". Approximately 99% of Kentucky Investors' consolidated revenue is generated by Investors Heritage Life.

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

NOTE B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007, as included in our Annual Report on Form 10-K.

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

NOTE C - Earnings per Share and Stock-Based Compensation

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the three months ended March 31, 2008 and 2007 were 1,115,108 and 1,113,257, respectively.

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

The Company's only outstanding stock options and stock appreciation rights were issued in 1999. Under our stock option and stock appreciation rights plan, there were 61,125 outstanding options, having an exercise price of $23.00 per share, as of March 31, 2008 and 2007. We recognized an increase in compensation expense relative to the outstanding options of $45,844 for the three month period ended March 31, 2008 compared to a decrease in compensation expense of $88,631 associated with such options for the three month period ended March 31, 2007. These changes in compensation expense were based on changes in the market value of the Company's stock compared to the exercise price of the options as of those dates.

NOTE D - Segment Data

We operate in four segments as shown in the following table. All segments include both individual and group insurance. Identifiable revenues and expenses are assigned directly to the applicable segment. Net investment income is generally allocated to the insurance and the corporate segments in proportion to policy liabilities and stockholders' equity, respectively. Results for the parent company, Investors Heritage Printing, At Need Funding, Heritage Funding, and a portion of Investors Heritage Financial, after elimination of intercompany amounts, are allocated to the Corporate and Other segment.

During the third quarter 2007, we determined that certain service fee income of Investors Heritage Financial that is derived from external parties relative to credit administrative services being provided should be included within the Credit Insurance Products and Administrative Services segment.  Historically, all Investors Heritage Financial revenue and income had been included in the Corporate and Other segment.  Accordingly, the prior period segment data has been reclassified for comparative purposes with the current period segment presentation.

	Three Months Ended March 31,
	2008	2007

Revenue:
Preneed and burial products	$9,574,459	$9,762,061
Traditional and universal life products	2,744,423	2,857,413
Credit insurance products and administrative services	92,808	125,437
Corporate and other	338,413	311,987
	$12,750,103	$13,056,898

Pre-tax income (loss) from operations:
Preneed and burial products	$(327,282)	$(140,677)
Traditional and universal life products	63,084	241,051
Credit insurance products and administrative services	70,675	98,682
Corporate and other	220,001	218,863
	$26,478	$417,919

NOTE E - Federal Income Taxes

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

NOTE F - Comprehensive Income

The components of comprehensive income, net of related federal income taxes, are as follows:

	Three Months Ended March 31,
	2008	2007

Net income	$20,194	$343,898
Change in net unrealized appreciation on available-for-sale securities	2,101,869	435,509
Change in unrealized pension benefits	20,227	29,536
Change in fair value of hedging instrument	417	(1,987)
Total comprehensive income	$2,142,707	$806,956

NOTE G - Employee Benefit Plans

We sponsor a noncontributory pension plan which covers substantially all employees. Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service. Benefits are funded based on actuarially-determined amounts.

The following table provides the components of our net periodic benefit cost:

	Three Months Ended March 31,
	2008	2007

Service cost	$89,030	$86,075
Interest cost	200,831	183,238
Expected return on plan assets	(231,254)	(212,874)
Recognized net loss	30,649	44,752
Net periodic benefit cost	$89,256	$101,191

We previously disclosed in our financial statements for the year ended December 31, 2007 that we expected to contribute $852,920 to our pension plan in 2008. As of March 31, 2008, $213,225 had been contributed. We presently anticipate contributing an additional $639,695 to fund our pension plan in 2008.

NOTE H - Investments

We participate in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded as an asset, with an offsetting liability recorded for our obligation to return the collateral, both reported at fair value. We obtain collateral in an amount equal to 102% of the fair value of domestic securities loaned, monitor the market value of securities loaned on a daily basis and obtain additional collateral as necessary. At March 31, 2008, there were securities on loan under this agreement with a market value of $8,648,880, with associated collateral held of $8,886,629.  At December 31, 2007, there were securities on loan under this agreement with a market value of $2,124,160, with associated collateral held of $2,186,372.  Income earned relative to this program was $8,416 and $2,505, respectively, for the three month periods ended March 31, 2008 and 2007.

NOTE I - Fair Values of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.  Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company experienced no material financial impact as a result of the adoption of SFAS No. 157.

The Company holds fixed maturities and equity securities that are measured and reported at fair market value on the balance sheet.  The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157 that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities and corporate debt securities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments and asset-backed securities where independent pricing information was not able to be obtained for a significant portion of the underlying assets.

In accordance with SFAS No. 157, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into the three-level fair value hierarchy.  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.  A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the valuation inputs, or their ability to be observed, may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur.

The following table presents the Company's fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2008.

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities	$-	$283,277,891	$6,822,872	$290,100,763
Equity securities	4,777,114	-	320,000	5,097,114

Level 3 financial instruments consist of six corporate asset-backed securities as well as one preferred stock and one common stock, where trading has been limited.  The fair values for these securities were primarily determined through the use of non-binding broker quotes and internal models using unobservable assumptions about market participants.  The following table provides a summary of changes in fair value of our Level 3 financial instruments for the quarter ended March 31, 2008.

	Beginning Balance	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases (Sales)	Transfers In (Out)	Ending Balance
Assets:
Fixed maturities	$6,940,640	$-	$(117,768)	$-	$-	$6,822,872
Equity securities	320,000	-	-	-	-	320,000

The unrealized losses on level 3 investments are recorded as a component of accumulated other comprehensive income, net of tax, in accordance with required accounting for our available-for-sale portfolio.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Kentucky Investors is incorporated under the laws of the Commonwealth of Kentucky and wholly owns Investors Heritage Life Insurance Company, a life insurance company also incorporated under the laws of the Commonwealth of Kentucky. Kentucky Investors also wholly owns Investors Heritage Financial Services Group, Inc., a Kentucky insurance marketing company; Investors Heritage Printing, Inc., a Kentucky printing company that provides printing to Investors Heritage Life and other unaffiliated parties; is the sole member of At Need Funding, LLC, a Kentucky limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies; and is the sole member of Heritage Funding, LLC, a limited liability company that invests in various business ventures.

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

In late 2007, we introduced the Legacy Gold product series, a new generation of life insurance and annuity products marketed in conjunction with prearranged funerals.  As a part of the process, we performed detailed analysis of the preneed market and of the characteristics of our particular block of business.  We believe that the result of these efforts is a very marketable product that balances profitability with competitive commissions and death benefit growth to provide adequate proceeds to cover funeral expenses and personal needs.  Underwritten and guaranteed issue options are available.  This product series will fully replace the previous Legacy Protector and Legacy Preferred life insurance and annuity products during 2008.

The Heritage Final Expense product is sold in the final expense markets. It is reinsured on an 80% quota share basis. This reinsurance arrangement has helped to reduce first year statutory surplus strain associated with new sales and should provide a stable profit stream for the future.

Investors Heritage Life also provides term insurance products, both on a decreasing and a level basis. The Term to 95 product provides level coverage. Our decreasing term policy is primarily sold through financial institutions.

Investors Heritage Life continues to market its third-party administrative ("TPA") services as an additional revenue source.  We currently have four TPA clients for which we provide tailored services to meet each client's individual business needs. We have been able to perform services for these clients using our existing in-house resources.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates continually, including those related to investments, deferred acquisition costs, present value of future profits, policy liabilities, income taxes, accrued pension expense, regulatory requirements, contingencies and litigation. We base such estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies, judgments and estimates are the most critical to the preparation of our consolidated financial statements.

Investments in Fixed Maturities, Equity Securities and Mortgage Loans

We hold fixed maturities and equity interests in a variety of companies.  Additionally, we originate, underwrite and manage mortgage loans.  We continuously evaluate all of our investments based on current economic conditions, credit loss experience and other developments.  We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in value is other-than-temporary in nature.  This determination involves a degree of uncertainty.  If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders' equity. If a decline in a security's fair value is considered to be other-than-temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated statement of income.

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

Deferred Acquisition Costs

The recovery of deferred acquisition costs is dependent on the future profitability of the underlying business for which acquisition costs were incurred.  Each reporting period, we evaluate the recoverability of the unamortized balance of deferred acquisition costs.  We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable.  If we determine a portion of the unamortized balance is not recoverable, it is immediately charged to amortization expense.  The assumptions we use to amortize and evaluate the recoverability of the deferred acquisition costs involve significant judgment.  A revision to these assumptions may impact future financial results.

Policy Liabilities >

Estimating liabilities for our long-duration insurance contracts requires management to make various assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing, and operating expense levels.  We evaluate historical experience for these factors when assessing the need for changing current assumptions.  However, since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial judgment is required.  Actual experience may emerge differently from that originally estimated.  Any such difference would be recognized in the current year's consolidated statement of income.

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

Accrued Pension Expense

We maintain a defined benefit retirement plan on behalf of our employees.  Measurement of the future benefit obligations associated with this plan involves significant judgment, particularly in regard to the expected long-term rate of return on plan assets, rate of compensation increases and the current discount rate used to calculate the present value of future obligations.  Changes in these assumptions can significantly impact the accrued pension liability and net periodic benefit expense recorded in the financial statements.

The Pension Protection Act of 2006 was passed by legislators and signed by the President on August 17, 2006 to address the funding mechanisms of pension plans. The Act alters the traditional formula under which plan liabilities must be funded; however, the application of the new formula to our plan remains in process.  Accordingly, the effect of this new law on the funding of our pension plan has not yet been determined, but is expected to be material.  In anticipation of an increase in required funding, we have voluntarily increased the projected contribution to our pension plan for 2008 by approximately $200,000 above our prior year contribution.

New Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.  Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company experienced no material financial impact as a result of the adoption of SFAS No. 157.

The Company holds fixed maturities and equity securities that are measured and reported at fair market value on the balance sheet.  The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value based on the nature of the information used to obtain the fair value.  SFAS No. 157 requires certain disclosures about the level used to measure assets and liabilities reported at fair value as well as disclosures regarding changes in the values of those items reported using level 3 inputs, which involve a great deal of estimation and judgment by management.

Refer to Note I of the condensed consolidated financial statements for more explanation of SFAS No. 157 as well as for the required disclosures.

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

Investors Heritage Life has maintained a sound, conservative investment strategy. At March 31, 2008, 88.4% of invested assets consisted of fixed income securities compared to 88.6% at December 31, 2007. At March 31, 2008 and December 31, 2007, Investors Heritage Life's fixed income investments were 100% investment grade, respectively, as rated by Standard & Poor's. None of Investors Heritage Life's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

We recognized no other-than-temporary impairment losses during the three months ended March 31, 2008 or the corresponding period in 2007. We believe that we will recover the cost basis in the securities held with unrealized losses as we have both the intent and ability to hold the securities until they mature or recover in value.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments.  As of March 31, 2008, we have only one CMO, with a fair value of approximately $67,000, which has any level of direct subprime exposure.  Based on our analysis, we believe this investment is of high quality and expect no losses as a result of the current subprime concerns.

We participate in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded as an asset, with an offsetting liability recorded for our obligation to return the collateral.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending, with approximately 99.8% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate.  Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required.  We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, reviewing larger mortgage loans on an annual basis and diversifying the portfolio by property type.  At March 31, 2008, 7.4% of invested assets consisted of mortgage loans compared to 7.6% at December 31, 2007. We anticipate funding several new mortgage loan investments during the remainder of 2008 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets. As of March 31, 2008, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 90 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

Liquidity and Capital Resources

Premiums, which include mortality and expense charges, investment income and administrative service fees are Investors Heritage Life's primary sources of cash flow used to meet short-term and long-term cash requirements.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement.  Management has assessed our position and as of March 31, 2008, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $8,038,357 for the first quarter of 2008 (a decrease of 2.5% compared to the first quarter of 2007). The decrease was primarily due to lower sales in the preneed and burial segment given the current economic environment. Net investment income was $4,440,439 for the first quarter of 2008 (a decrease of 1.9% compared to the first quarter of 2007). This decrease resulted from the current depressed interest rate environment, which affects new investments in bonds as well as interest earned on loans from At-Need Funding.  Additionally, mortgage loans with higher yielding interest rates have paid down without being replaced, which has further lowered investment income.  Total revenue was $12,750,103 for the first quarter of 2008 (a decrease of 2.3% compared to the first quarter of 2007).

Total benefits and expenses were $12,723,625 in the first quarter of 2008 (an increase of 0.7% compared to the first quarter of 2007). The increase in benefits and expenses is primarily due to rising costs associated with employee salaries and benefits.  After providing for federal income taxes, our net income was $20,194 with earnings per share of $0.02 for the first quarter of 2008 as compared to $343,898 and earnings per share of $0.31 for the first quarter of 2007.

A dividend of $0.38 per share was paid on April 7, 2008, to shareholders of record on March 21, 2008.

Business Segments

We internally evaluate the performance of our operations by the following four business segments:

Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $9,574,459 for the first quarter of 2008 (a decrease of 1.9% compared to the first quarter of 2007).  This decrease is due primarily to lower premium production in a competitive marketplace and the Company's focus on maintaining profitable premium production.  Pre-tax loss from operations was ($327,282) for the first quarter of 2008 compared to ($140,677) for the same period for 2007.  The increase in the pre-tax loss for the current quarter is due to the decrease in premium production coupled with the increase in general expenses as discussed above.

Traditional and Universal Life Products include traditional life and group life insurance products, certain annuities and universal life products. Revenues for this segment were $2,744,423 for the first quarter of 2008 (a decrease of 4.0% compared to the first quarter of 2007). Revenues on this segment are primarily derived from the sale of term insurance products through banks, for which demand fluctuates along with economic conditions. Pre-tax income from operations was $63,084 for the first quarter of 2008 compared to $241,051 for the same period for 2007. The decrease in pre-tax income is caused by the decrease in premium and increase in general expenses previously discussed.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident and health insurance products. We reinsure 100% of the related underwriting risk currently produced within this segment.  Accordingly, revenue is generated primarily from servicing and administering the credit business for our reinsurers. Because the revenue is fee-based, segment performance is in direct relation to new premium production coupled with fees generated as premiums are earned. Premium production within this segment is also significantly affected by economic conditions within our credit markets, particularly Kentucky.  Revenues for this segment were $92,808 for the first quarter of 2008 (a decrease of 26.0% compared to the first quarter of 2007). Pre-tax income from operations was $70,675 for the first quarter of 2008 compared to $98,682 for the same period for 2007.  These decreases in revenue and pre-tax income are directly related to lower premium production within this segment of the business due to current economic and lending conditions.

Corporate and Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. This segment also includes fees generated from our TPA arrangements. Revenues for this segment were $338,413 for the first quarter of 2008 (an increase of 8.5% compared to the first quarter of 2007).  Pre-tax income from operations was $220,001 for the first quarter of 2008 compared to $218,863 for the same period of 2007. The increase in revenues and pre-tax income for the first quarter of 2008 in comparison to the same period in 2007 is primarily due to increases in third-party administration fees, as certain clients were obtained late in the first quarter of 2007.  This increase is partially offset by the increased general expenses referred to above to arrive at pre-tax income.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, approximately 1% of our consolidated revenues were generated by those subsidiaries. Approximately 17% of Investors Heritage Financial's revenue for the three month period ended March 31, 2008 was derived from the sale of Investors Heritage Life's credit insurance products. During the first three months of 2008, Kentucky Investors received dividends from Investors Heritage Financial totaling $72,000 and received distributions from At Need Funding of $26,000. We anticipate further dividend payments from Investors Heritage Financial and distributions from At Need Funding during the remainder of 2008.

Federal Income Taxes

The provision (benefit) for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction, the 404(k) dividend deduction and the small life insurance company tax deduction. The effective tax rate was 23.7% for the three months ended March 31, 2008 compared to 17.7% for the three months ended March 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of March 31, 2008.

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

ITEM 4T. Controls and Procedures

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

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Kentucky Investors is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 8, 2008, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

No share repurchases were made pursuant to a publicly announced plan or program. All share repurchases were shares tendered by employees as part of our 401(k) plan.

ITEM 3. Defaults Upon Senior Securities

 None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

 None

ITEM 6. Exhibits

31.1 & 31.2     Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-31.2 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of  2002.

32.1                 Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to   Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.

	BY:	/s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: May 8, 2008		President

	BY:	/s/Raymond L. Carr
Raymond L. Carr
DATE: May 8, 2008		Vice President - Chief Financial Officer