Form 10-Q
period 2008-06-30
KENTUCKY INVESTORS INC
filed 2008-08-12
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Yes [X]     No [  ]

Securities registered pursuant to Section 13(g) of the Act:

Common Capital Stock par value $1.00 per share

(Title of Class)

Number of outstanding shares as of August 8, 2008 -- 1,117,316.160

PART I -- FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

KENTUCKY INVESTORS, INC.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
ASSETS	2008	2007
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $282,563,369 and $283,670,281)	$284,446,530	$289,516,851
Equity securities (cost: $4,862,236 and $3,850,263)	4,852,550	4,335,063
Mortgage loans on real estate	23,787,449	24,812,445
Policy loans	7,021,412	6,968,157
Other long-term investments	1,046,396	878,036
Short-term investments	340,000	365,000
Total investments	$321,494,337	$326,875,552

Cash and cash equivalents	1,941,188	1,238,194
Accrued investment income	4,572,971	4,668,922
Due premiums	3,566,912	3,726,202
Deferred acquisition costs	20,390,967	20,379,631
Present value of future profits	70,593	116,385
Leased property under capital leases	333,399	372,928
Property and equipment	1,746,737	1,678,094
Collateral on securities loaned	10,917,528	2,186,372
Cash value of company-owned life insurance	6,976,963	6,845,039
Other assets	317,548	285,532
Amounts recoverable from reinsurers	50,535,615	51,375,027
	$422,864,758	$419,747,878

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$340,830,115	$341,268,264
Unearned premium reserves	12,511,996	12,990,293
Policy claims	1,470,478	1,476,669
Liability for deposit-type contracts	2,696,990	2,663,641
Reserves for dividends and endowments and other	584,704	547,262
Total policy liabilities	$358,094,283	$358,946,129
Deferred federal income tax liability	3,804,575	5,211,301
Obligations under capital leases	329,781	371,736
Notes payable	4,144,997	4,261,948
Obligations to return collateral under securities loan agreement	10,917,528	2,186,372
Accrued pension liability	1,896,092	2,159,914
Other liabilities	2,026,873	2,053,378
Total liabilities	$381,214,129	$375,190,778

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,116,211 and 1,117,851)	$1,116,211	$1,117,851
Paid-in surplus	8,679,232	8,650,907
Accumulated other comprehensive income (loss)	(746,537)	1,902,238
Retained earnings	32,601,723	32,886,104
Total stockholders' equity	$41,650,629	$44,557,100
	$422,864,758	$419,747,878

See notes to consolidated financial statements.

KENTUCKY INVESTORS, INC.
Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended June 30,
	2008	2007
REVENUE
Premiums and other considerations	$11,701,374	$11,694,675
Premiums ceded	(3,489,408)	(3,598,513)
Net premiums earned	8,211,966	8,096,162

Investment income, net of expenses	4,512,816	4,462,353
Realized gains on investments, net	1,089	1,142
Other income	279,143	351,585
Total revenue	$13,005,014	$12,911,242

BENEFITS AND EXPENSES
Death and other benefits	$7,864,875	$7,873,173
Guaranteed annual endowments	155,650	163,694
Dividends to policyholders	172,291	150,409
Increase in benefit reserves and unearned premiums	1,450,082	1,065,432
Acquisition costs deferred	(1,206,231)	(1,213,162)
Amortization of deferred acquisition costs	1,380,036	1,421,547
Commissions	542,969	510,112
Other insurance expenses	2,394,856	2,552,175
Total benefits and expenses	$12,754,528	$12,523,380

INCOME BEFORE FEDERAL INCOME TAXES	$250,486	$387,862

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	$87,140	$46,206
Deferred	(27,686)	22,492
	$59,454	$68,698

NET INCOME	$191,032	$319,164

BASIC AND DILUTED NET EARNINGS PER SHARE	$0.17	$0.29

DIVIDENDS PER SHARE	$-	$-

See notes to consolidated financial statements.

KENTUCKY INVESTORS, INC.
Condensed Consolidated Income Statements (Unaudited)

	Six Months Ended June 30,
	2008	2007
REVENUE
Premiums and other considerations	$22,477,264	$22,686,747
Premiums ceded	(6,226,941)	(6,348,622)
Net premiums earned	16,250,323	16,338,125

Investment income, net of expenses	8,953,255	8,989,752
Realized gains (losses) on investments, net	(382)	601
Other income	551,921	639,662
Total revenue	$25,755,117	$25,968,140

BENEFITS AND EXPENSES
Death and other benefits	$16,621,343	$16,751,434
Guaranteed annual endowments	295,326	310,300
Dividends to policyholders	302,293	283,768
Increase in benefit reserves and unearned premiums	1,883,642	1,372,363
Acquisition costs deferred	(2,356,107)	(2,465,086)
Amortization of deferred acquisition costs	2,688,507	2,843,210
Commissions	1,068,551	1,035,900
Other insurance expenses	4,974,598	5,030,470
Total benefits and expenses	$25,478,153	$25,162,359

INCOME BEFORE FEDERAL INCOME TAXES	$276,964	$805,781

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	$133,975	$53,112
Deferred	(68,237)	89,607
	$65,738	$142,719

NET INCOME	$211,226	$663,062

BASIC AND DILUTED NET EARNINGS PER SHARE	$0.19	$0.60

DIVIDENDS PER SHARE	$0.38	$0.38

See notes to consolidated financial statements.

KENTUCKY INVESTORS, INC.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income (Loss)	Earnings	Equity

BALANCE, JANUARY 1, 2007	$1,113,104	$8,603,902	$(114,520)	$31,567,907	$41,170,393

Comprehensive income:
Net income	-	-	-	663,062	663,062
Change in net unrealized appreciation
on available-for-sale securities	-	-	(3,234,209)	-	(3,234,209)
Change in unrealized pension benefits	-	-	59,072	-	59,072
Change in fair value of hedging instrument	-	-	5,321	-	5,321
Total comprehensive loss					(2,506,754)
Cash dividends	-	-	-	(423,062)	(423,062)
Issuances of common stock, net	299	2,215	-	5,502	8,016
BALANCE, JUNE 30, 2007	$1,113,403	$8,606,117	$(3,284,336)	$31,813,409	$38,248,593

BALANCE, JANUARY 1, 2008	$1,117,851	$8,650,907	$1,902,238	$32,886,104	$44,557,100

Comprehensive income:
Net income	-	-	-	211,226	211,226
Change in net unrealized appreciation
on available-for-sale securities	-	-	(2,733,715)	-	(2,733,715)
Change in unrealized pension benefits	-	-	81,445	-	81,445
Change in fair value of hedging instrument	-	-	3,495	-	3,495
Total comprehensive loss					(2,437,549)
Cash dividends	-	-	-	(422,959)	(422,959)
Repurchases of common stock, net	(1,640)	28,325	-	(72,648)	(45,963)
BALANCE, JUNE 30, 2008	$1,116,211	$8,679,232	$(746,537)	$32,601,723	$41,650,629

See notes to consolidated financial statements.

KENTUCKY INVESTORS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,688,801	$1,896,361

INVESTING ACTIVITIES
Securities available-for-sale:
Purchases	$(11,207,911)	$(7,543,619)
Sales and maturities	11,107,683	7,806,852
Other investments:
Cost of acquisitions	(976,672)	(2,964,057)
Sales and maturities	1,805,053	2,580,623
Net additions to property and equipment	(213,539)	(153,348)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$514,614	$(273,549)
FINANCING ACTIVITIES
Receipts from universal life policies credited to
policyholder account balances	$3,705,763	$4,912,364
Return of policyholder account balances on universal life policies	(4,620,311)	(5,738,066)
Payments on notes payable	(1,645,936)	(2,946,659)
Proceeds from notes payable	1,528,985	2,185,333
Dividends paid	(422,959)	(423,062)
Issuances (repurchases) of common stock	(45,963)	8,016

NET CASH USED IN FINANCING ACTIVITIES	$(1,500,421)	$(2,002,074)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$702,994	$(379,262)
Cash and cash equivalents at beginning of period	1,238,194	1,776,491
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,941,188	$1,397,229

See notes to consolidated financial statements.

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

NOTE B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007, as included in our Annual Report on Form 10-K.

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

NOTE C - Earnings per Share and Stock-Based Compensation

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the three months ended June 30, 2008 and 2007 were 1,114,343 and 1,113,336, respectively. The weighted average number of shares outstanding for the six months ended June 30, 2008 and 2007 were 1,114,725 and 1,113,296, respectively.

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

Under our stock option and stock appreciation rights plan, there were 61,125 outstanding options, having an exercise price of $23.00 per share, as of June 30, 2008 and 2007. We recognized a decrease in compensation expense relative to the outstanding options of $253,669 for the three month period ended June 30, 2008 compared to an increase in compensation expense of $9,169 associated with such options for the three month period ended June 30, 2007. We recognized a decrease in compensation expense relative to the outstanding options of $207,825 for the six month period ended June 30, 2008 compared to an increase in compensation expense of $97,800 associated with such options for the six month period ended June 30, 2007. These changes in compensation expense were based on changes in the market value of the Company's stock compared to the exercise price of the options as of those dates.

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

	Three Months Ended June 30,
	2008	2007

Revenue:
Preneed and burial products	$9,775,797	$9,148,158
Traditional and universal life products	2,848,834	3,316,503
Credit insurance products and administrative services	110,332	169,226
Corporate and other	270,051	277,355
	$13,005,014	$12,911,242

Pre-tax income (loss) from operations:
Preneed and burial products	$(211,397)	$117,279
Traditional and universal life products	96,966	46,500
Credit insurance products and administrative services	73,795	113,177
Corporate and other	291,122	110,906
	$250,486	$387,862

	Six Months Ended June 30,
	2008	2007

Revenue:
Preneed and burial products	$19,350,256	$18,910,219
Traditional and universal life products	5,593,257	6,173,916
Credit insurance products and administrative services	203,140	294,663
Corporate and other	608,464	589,342
	$25,755,117	$25,968,140

Pre-tax income (loss) from operations:
Preneed and burial products	$(538,679)	$(23,398)
Traditional and universal life products	160,050	287,551
Credit insurance products and administrative services	144,470	211,859
Corporate and other	511,123	329,769
	$276,964	$805,781

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

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2004 through 2007 U.S. federal tax years remain subject to income tax examination by tax authorities.  We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company will be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  However, should such a circumstance arise, it is our policy to classify any interest and penalties (if applicable) as income tax expense in the financial statements.

NOTE F - Comprehensive Loss

The components of comprehensive loss, net of related federal income taxes, are as follows:

	Three Months Ended June 30,
	2008	2007

Net income	$191,032	$319,164
Change in net unrealized appreciation on available-for-sale securities	(4,835,584)	(3,669,718)
Change in unrealized pension benefits	61,218	29,536
Change in fair value of hedging instrument	3,078	7,308
Total comprehensive loss	$(4,580,256)	$(3,313,710)

	Six Months Ended June 30,
	2008	2007

Net income	$211,226	$663,062
Change in net unrealized appreciation on available-for-sale securities	(2,733,715)	(3,234,209)
Change in unrealized pension benefits	81,445	59,072
Change in fair value of hedging instrument	3,495	5,321
Total comprehensive loss	$(2,437,549)	$(2,506,754)

NOTE G - Employee Benefit Plans

We sponsor a noncontributory pension plan which covers substantially all employees. Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service. Benefits are funded based on actuarially-determined amounts.

The following table provides the components of our net periodic benefit cost:

	Three Months Ended June 30,
	2008	2007

Service cost	$96,426	$86,075
Interest cost	235,277	183,238
Expected return on plan assets	(227,682)	(212,874)
Recognized net loss	92,753	44,752
Net periodic benefit cost	$196,774	$101,191

	Six Months Ended June 30,
	2008	2007

Service cost	$185,456	$172,150
Interest cost	436,108	366,476
Expected return on plan assets	(458,936)	(425,748)
Recognized net loss	123,402	89,504
Net periodic benefit cost	$286,030	$202,382

We previously disclosed in our financial statements for the year ended December 31, 2007 that we expected to contribute $852,900 to our pension plan in 2008. As of June 30, 2008, $426,450 had been contributed. We presently anticipate contributing an additional $426,450 to fund our pension plan in 2008.

NOTE H - Investments

We participate in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded as an asset, with an offsetting liability recorded for our obligation to return the collateral, both reported at fair value. We obtain collateral in an amount equal to 102% of the fair value of domestic securities loaned, monitor the market value of securities loaned on a daily basis and obtain additional collateral as necessary. At June 30, 2008, there were securities on loan under this agreement with a market value of $10,525,315, with associated collateral held of $10,917,528.  At December 31, 2007, there were securities on loan under this agreement with a market value of $2,124,160, with associated collateral held of $2,186,372.  Income earned relative to this program was $4,252 and $12,668, respectively, for the three and six month periods ended June 30, 2008. Income earned relative to this program was $6,812 and $9,317, respectively, for the three and six month periods ended June 30, 2007.

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

The following table presents the Company's fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2008.

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities	$-	$276,784,266	$7,662,264	$284,446,530
Equity securities	4,532,550	-	320,000	4,852,550

Level 3 financial instruments consist of six corporate asset-backed securities as well as one preferred stock and one common stock, where trading has been limited.  The fair values for these securities were primarily determined through the use of non-binding broker quotes and internal models using unobservable assumptions about market participants.  The following table provides a summary of changes in fair value of our Level 3 financial instruments for the three and six month periods ended June 30, 2008.

	Three Months Ended June 30, 2008
		Realized	Unrealized
	April 1, 2008	Gains	Gains	Purchases	Transfers	Ending
	Balance	(Losses)	(Losses)	(Sales)	In (Out)	Balance
Assets:
Fixed maturities	$6,822,872	$-	$(155,779)	$-	$995,171	$7,662,264
Equity securities	320,000	-	-	-	-	320,000

	Six Months Ended June 30, 2008
		Realized	Unrealized
	January 1, 2008	Gains	Gains	Purchases	Transfers	Ending
	Balance	(Losses)	(Losses)	(Sales)	In (Out)	Balance
Assets:
Fixed maturities	$6,940,640	$-	$(273,547)	$-	$995,171	$7,662,264
Equity securities	320,000	-	-	-	-	320,000

The unrealized losses on level 3 investments are recorded as a component of accumulated other comprehensive income, net of tax, in accordance with required accounting for our available-for-sale portfolio.

NOTE J - Notes Payable

During the second quarter of 2008, the Company repaid the remaining principal balance on its outstanding promissory note and Chrysler auto loan.  Additionally, the Company renewed the Kentucky Investors Line of Credit and the At Need Funding Line of Credit.  The Kentucky Investors Line of Credit remains for $150,000, with interest paid at the prime rate.  The At Need Funding Line of Credit is now for $2,000,000, with interest paid at the prime rate. The Kentucky Investors Line of Credit and At Need Funding Line of Credit both mature June 30, 2009.

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

Our primary uses of cash are ongoing operating expenses, debt service and dividend payments. Our principal sources of cash are the dividends paid to us by Investors Heritage Life and Investors Heritage Financial. Investors Heritage Life's principal sources of cash are proceeds received from the sale of life insurance policies, administrative service fees and investment income, including realized gains (losses), less interest credited and benefits to policyholders and expenses.

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

The Pension Protection Act of 2006 was passed by legislators and signed by the President on August 17, 2006 to address the funding mechanisms of pension plans. The Act alters the traditional formula under which plan liabilities must be funded, and it may result in significantly increased future funding costs depending on investment returns.  Although increased contributions are not yet required under the funding formula, we have voluntarily increased the projected contribution to our pension plan for 2008 by approximately $200,000 above our prior year contribution.

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

The Company holds fixed maturities and equity securities that are measured and reported at fair market value on the balance sheet.  The Company determines the fair values of its financial instruments based on the fair value hierarchy established in SFAS No. 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value based on the nature of the information used to obtain the fair value.  SFAS No. 157 requires certain disclosures about the level used to measure assets and liabilities reported at fair value as well as disclosures regarding changes in the values of those items reported using level 3 inputs, which involve a great deal of estimation and judgment by management.

Refer to Note I of the condensed consolidated financial statements for more explanation of SFAS No. 157 as well as for the required disclosures.

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

Investors Heritage Life maintains a sound, conservative investment strategy. At June 30, 2008, 88.5% of invested assets consisted of fixed income securities compared to 88.6% at December 31, 2007. At June 30, 2008 and December 31, 2007, Investors Heritage Life's fixed income investments were 100% investment grade as rated by Standard & Poor's. None of Investors Heritage Life's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

We recognized no other-than-temporary impairment losses during the three and six month periods ended June 30, 2008 or the corresponding periods in 2007. We believe that we will recover the cost basis in the securities held with unrealized losses as we have both the intent and ability to hold the securities until they mature or recover in value.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments.  As of June 30, 2008, we have only one CMO, with a fair value of approximately $62,000, which has any level of direct subprime exposure.  Based on our analysis, we believe this investment is of high quality and expect no losses as a result of the current subprime concerns.

We participate in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded as an asset, with an offsetting liability recorded for our obligation to return the collateral.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending, with approximately 99.9% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate.  Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required.  We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, reviewing larger mortgage loans on an annual basis and diversifying the portfolio by property type.  At June 30, 2008, 7.4% of invested assets consisted of mortgage loans compared to 7.6% at December 31, 2007. We anticipate funding several new mortgage loan investments during the remainder of 2008 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets. As of June 30, 2008, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 90 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement.  Management has assessed our position and as of June 30, 2008, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $8,211,966 for the second quarter of 2008 (an increase of 1.4% compared to the second quarter of 2007) and $16,250,323 for the six months ended June 30, 2008 (a decrease of 0.5% compared to the corresponding period in 2007). The year-to-date decrease was primarily due to lower sales in the traditional and universal life segment. However, sales in the preneed and burial segment increased in the second quarter due to the favorable market reception of our new Legacy Gold preneed series.  Net investment income was $4,512,816 for the second quarter of 2008 (an increase of 1.1% compared to the second quarter of 2007) and $8,953,255 for the six months ended June 30, 2008 (a decrease of 0.4% compared to the corresponding period in 2007). The year-to-date decrease resulted from the current depressed interest rate environment, which affects new investments in bonds as well as interest earned on loans from At-Need Funding.  Additionally, mortgage loans with higher yielding interest rates have paid down, which has further lowered investment income.  This impact was mitigated in the second quarter as rates stabilized.  Total revenue was $13,005,014 for the second quarter of 2008 (an increase of 0.7% compared to the first quarter of 2007) and $25,755,117 for the six months ended June 30, 2008 (a decrease of 0.8% compared to the corresponding period in 2007).

Total benefits and expenses were $12,754,528 in the second quarter of 2008 (an increase of 1.8% compared to the second quarter of 2007) and $25,478,153 for the six months ended June 30, 2008 (an increase of 1.3% compared to the corresponding period in 2007). The increase in benefits and expenses is primarily due to increased reserves relative to new business.  After providing for federal income taxes, our net income was $191,032 with earnings per share of $0.17 for the second quarter of 2008 as compared to $319,164 and earnings per share of $0.29 for the second quarter of 2007.  Our net income for the six months ended June 30, 2008 was $211,226 with earnings per share of $0.19 compared to net income of $663,062 and earnings per share of $0.60 for the six months ended June 30, 2007.

A dividend of $0.38 per share was paid on April 7, 2008, to shareholders of record as of March 21, 2008.

Business Segments

We internally evaluate the performance of our operations by the following four business segments:

Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $9,775,797 for the second quarter of 2008 (an increase of 6.9% compared to the second quarter of 2007) and $19,350,256 for the six months ended June 30, 2008 (an increase of 2.3% compared to the corresponding period in 2007). This increase is due primarily to increased preneed sales from the Legacy Gold preneed product series.  Pre-tax loss from operations was ($211,397) and ($538,679) for the three and six month periods ended June 30, 2008, compared to pre-tax income (loss) of $117,279 and ($23,398) for the three and six month periods ended June 30, 2007.  The increase in the pre-tax loss in the current periods is due to continued spread compression and expense pressure in the current economic environment.

Traditional and Universal Life Products include traditional life and group life insurance products, certain annuities and universal life products. Revenues for this segment were $2,848,834 for the second quarter of 2008 (a decrease of 14.1% compared to the second quarter of 2007) and $5,593,257 for the six months ended June 30, 2008 (a decrease of 9.4% compared to the corresponding period in 2007). Revenues on this segment are primarily derived from the sale of term insurance products through banks, for which demand fluctuates along with economic conditions. New sales have suffered due to the tightening of consumer credit markets.  Pre-tax income from operations was $96,966 and $160,050 for the three and six month periods ended June 30, 2008, compared to pre-tax income of $46,500 and $287,551 for the three and six month periods ended June 30, 2007. The increase in current quarter pre-tax income is due to favorable mortality experience as compared to the first quarter of 2008, but lower sales have resulted in the year-to-date decrease in pre-tax income.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident and health insurance products. We reinsure 100% of the related underwriting risk currently produced within this segment.  Accordingly, revenue is generated primarily from servicing and administering the credit business for our reinsurers. Because the revenue is fee-based, segment performance is in direct relation to new premium production coupled with fees generated as premiums are earned. Premium production within this segment is also significantly affected by economic conditions within our credit markets, particularly Kentucky.  Revenues for this segment were $110,332 for the second quarter of 2008 (a decrease of 34.8% compared to the second quarter of 2007) and $203,140 for the six months ended June 30, 2008 (a decrease of 31.1% compared to the corresponding period in 2007). Pre-tax income from operations was $73,795 and $144,470 for the three and six month periods ended June 30, 2008, compared to $113,177 and $211,859 for the three and six month periods ended June 30, 2007. These decreases in revenue and pre-tax income are directly related to lower premium production within this segment of the business due to current economic and lending conditions.

Corporate and Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. This segment also includes fees generated from our TPA arrangements. Revenues for this segment were $270,051 for the second quarter of 2008 (a decrease of 2.6% compared to the second quarter of 2007) and $608,464 for the six months ended June 30, 2008 (an increase of 3.2% compared to the corresponding period in 2007).  Pre-tax income from operations was $291,122 and $511,123 for the three and six month periods ended June 30, 2008, compared to $110,906 and $329,769 for the three and six month periods ended June 30, 2007. Revenues fluctuate slightly due to the timing of third-party administration work as well as non-life insurance revenue production.  The significant increase in pre-tax income, however, is primarily due to reduced compensation expense associated with our stock option plan.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, less than 1% of our consolidated revenues were generated by those subsidiaries. Approximately 16% of Investors Heritage Financial's revenue for the six month period ended June 30, 2008 was derived from the sale of Investors Heritage Life's credit insurance products. During the first six months of 2008, Kentucky Investors received dividends from Investors Heritage Financial totaling $135,000 and received distributions from At Need Funding of $42,500. We anticipate further dividend payments from Investors Heritage Financial and distributions from At Need Funding during the remainder of 2008.

Federal Income Taxes

The provision (benefit) for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction, the 404(k) dividend deduction and the small life insurance company tax deduction. The effective tax rate was 23.7% for the three and six month periods ended June 30, 2008 compared to 17.7% for the three and six month periods ended June 30, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of June 30, 2008.

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

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Kentucky Investors is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 8, 2008, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

No share repurchases were made pursuant to a publicly announced plan or program. All share repurchases were shares tendered by original stockholders under our right of first refusal or by employees as part of our 401(k) plan.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)      The annual meeting of the stockholders was held May 8, 2008 at 11:00 a.m.  The purpose of the meeting was to elect directors.

(b)     Three (3) directors were elected to hold office for a term of three (3) years or until their successors are duly elected and qualified.

The following individuals were elected for a term of three (3) years and the number of votes cast were as follows:

Harold G. Doran, Jr. -- Number of Votes Cast FOR -- 952,899.278; WITHHELD -- 624.380; ABSTAIN -- 5,118

Helen S. Wagner -- Number of Votes Cast FOR -- 952,628.958; WITHHELD -- 894.700; ABSTAIN -- 5,118

David W. Reed -- Number of Votes Cast FOR -- 952,626.478; WITHHELD -- 897.180; ABSTAIN -- 5,118

The other directors whose terms will continue after the meeting are:

Howard L. Graham, Jr.	Gordon C. Duke
Robert M. Hardy, Jr.	Harry Lee Waterfield II
Jerry F. Howell, Jr.	Michael F. Dudgeon, Jr.

ITEM 5. Other Information

 None

ITEM 6. Exhibits

31.1 & 31.2	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-31.2 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: August 8, 2008	President

BY: /s/Raymond L. Carr
Raymond L. Carr
DATE: August 8, 2008	Vice President - Chief Financial Officer