Form 10-K/A
period 2007-12-31
KENTUCKY INVESTORS INC
filed 2008-09-24
CIK 55362

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

EXPLANATORY NOTE

We are filing this Form 10-K/A, which serves as a first amendment to our Annual Report on Form 10-K for the year ended December 31, 2007, originally filed on March 21, 2008, to clarify the effectiveness of our disclosure controls and procedures and the basis of the conclusion on our evaluation of our disclosure controls and procedures. We have made no other changes to the Form 10-K as filed on March 21, 2008, other than revisions to the Rule 13a-14(a) Certifications in Exhibits 31.1 and 31.2, which are attached as Exhibits to this Form 10-K/A, and the provision of newly executed Section 1350 Certifications in Exhibit 32.1.

PART II

Item 9A(T). Controls and Procedures (This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section).

(a)  Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.  This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to the attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Annual Report on Form 10-K.

(b)  Changes to Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      Consolidated Statements of Income

      Consolidated Statements of Stockholders' Equity

      Consolidated Statements of Cash Flows

      Notes to Consolidated Financial Statements

INDEX TO EXHIBITS

(a)3. Listing of Exhibits

Exhibit
Number	Description of Exhibits

3.1**	Articles of Incorporation of the Company, as amended, is incorporated by reference as Exhibit 3.1 to the Company's registration statement on Form S-4 filed on 10-7-1999 (File No. 333-87947).

3.2**	By-Laws of the Company, as amended, are incorporated by reference as Exhibit 3.2 to the Company's registration statement on Form S-4 filed on 10-7-1999 (File No. 333-87947).

11**

Statements re: computation of Per Share Earnings is contained in Note A to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on page 24 of the Annual Report to the Stockholders for the year ended December 31, 2007, and is incorporated herein by reference.

13**	Annual Report to the Stockholders for the year ended December 31, 2007 is attached hereto as Exhibit 1 and is incorporated herein by reference.

23**	Consent of Independent Registered Public Accounting Firm.

31.1 & 31.2	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*The material included in this Report shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that this registrant specifically incorporates it in its Annual Report on this Form 10-K by reference.

** Previously filed.

(b) See Item 15(a)3 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTUCKY INVESTORS, INC.

September 24, 2008
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

September 24, 2008

/s/Robert M. Hardy, Jr.

Robert M. Hardy, Jr.

Vice President, General Counsel and Director

September 24, 2008

/s/Jimmy R. McIver

Jimmy R. McIver

Treasurer

September 24, 2008

/s/Raymond L. Carr

Raymond L. Carr

Chief Financial Officer

Vice President

September 24, 2008

/s/Gordon C. Duke

Gordon C. Duke

Director

September 24, 2008

/s/Helen S. Wagner

Helen S. Wagner

Director

September 24, 2008

/s/Harold G. Doran

Harold G. Doran

Director

September 24, 2008

/s/David W. Reed

David W. Reed

Director

September 24, 2008

/s/Jerry F. Howell, Jr.

Jerry F. Howell, Jr.

Director

September 24, 2008

/s/ Howard L. Graham

Howard L. Graham

Director

September 24, 2008

/s/Michael F. Dudgeon, Jr.

Michael F. Dudgeon, Jr.

Director

September 24, 2008