Form 10-Q/A
period 2008-03-31
KENTUCKY INVESTORS INC
filed 2008-09-24
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A, which serves as a first amendment to our Quarterly Report on Form 10-Q for the period ended March 31, 2008, originally filed on May 9, 2008, to revise the Rule 13a-14(a) Certifications in Exhibits 31.1 and 31.2, which are attached as Exhibits to this Form 10-Q/A, and to provide newly executed Section 1350 Certifications in Exhibit 32.1.

PART II -- OTHER INFORMATION

ITEM 6. Exhibits

31.1 & 31.2     Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of  2002.

32.1                 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY INVESTORS, INC.

	BY:	/s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: September 24, 2008		President

	BY:	/s/Raymond L. Carr
Raymond L. Carr
DATE: September 24, 2008		Vice President - Chief Financial Officer