Form 10-Q/A
period 2008-06-30
KENTUCKY INVESTORS INC
filed 2008-09-24
CIK 55362

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A, which serves as a first amendment to our Quarterly Report on Form 10-Q for the period ended June 30, 2008, originally filed on August 12, 2008, to revise the Rule 13a-14(a) Certifications in Exhibits 31.1 and 31.2, which are attached as Exhibits to this Form 10-Q/A, and to provide newly executed Section 1350 Certifications in Exhibit 32.1.

PART II -- OTHER INFORMATION

ITEM 6. Exhibits

Exhibit Number	Description of Exhibits

31.1 & 31.2	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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