Form 10-Q
period 2008-09-30
KENTUCKY INVESTORS INC
filed 2008-11-13
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Yes [X]   No [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    [__]                                                                                             Accelerated filer   [__]

Non-accelerated filer      [__] (Do not check if a smaller reporting company)         Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [__]   No [X]

Securities registered pursuant to Section 12(g) of the Act:

Common Capital Stock par value $1.00 per share

(Title of Class)

Number of outstanding shares as of November 13, 2008 -- 1,120,640.356

PART I -- FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

KENTUCKY INVESTORS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
ASSETS	2008	2007
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $268,794,108 and $283,670,281)	$264,414,827	$289,516,851
Equity securities (cost: $4,881,535 and $3,850,263)	4,865,443	4,335,063
Mortgage loans on real estate	22,671,616	24,812,445
Policy loans	6,992,801	6,968,157
Other long-term investments	1,010,156	878,036
Short-term investments	340,000	365,000
Total investments	$300,294,843	$326,875,552

Cash and cash equivalents	17,946,634	1,238,194
Accrued investment income	3,363,030	4,668,922
Due premiums	3,666,792	3,726,202
Deferred acquisition costs	20,587,597	20,379,631
Present value of future profits	47,697	116,385
Leased property under capital leases	291,252	372,928
Property and equipment	1,740,886	1,678,094
Collateral on securities loaned	14,883,529	2,186,372
Cash value of company-owned life insurance	7,506,641	6,845,039
Other assets	277,121	285,532
Amounts recoverable from reinsurers	50,123,353	51,375,027
	$420,729,375	$419,747,878

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$342,140,453	$341,268,264
Unearned premium reserves	12,499,824	12,990,293
Policy claims	1,487,595	1,476,669
Liability for deposit-type contracts	2,728,034	2,663,641
Reserves for dividends and endowments and other	554,044	547,262
Total policy liabilities	$359,409,950	$358,946,129
Deferred federal income tax liability	37,996	5,211,301
Obligations under capital leases	289,715	371,736
Notes payable	3,870,476	4,261,948
Obligations to return collateral under securities loan agreement	14,883,529	2,186,372
Accrued pension liability	1,764,180	2,159,914
Other liabilities	2,938,291	2,053,378
Total liabilities	$383,194,137	$375,190,778

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,119,475 and 1,117,851)	$1,119,475	$1,117,851
Paid-in surplus	8,700,233	8,650,907
Accumulated other comprehensive income (loss)	(3,415,349)	1,902,238
Retained earnings	31,130,879	32,886,104
Total stockholders' equity	$37,535,238	$44,557,100
	$420,729,375	$419,747,878

See notes to consolidated financial statements.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended September 30,
	2008	2007
REVENUE
Premiums and other considerations	$11,728,363	$11,238,490
Premiums ceded	(3,297,029)	(3,570,741)
Net premiums earned	8,431,334	7,667,749

Investment income, net of expenses	4,401,634	4,527,405
Realized losses on investments, net	(2,907,145)	(1,683)
Other income	272,868	115,311
Total revenue	$10,198,691	$12,308,782

BENEFITS AND EXPENSES
Death and other benefits	$7,101,104	$7,808,407
Guaranteed annual endowments	122,129	128,048
Dividends to policyholders	114,309	144,396
Increase in benefit reserves and unearned premiums	1,929,152	749,205
Acquisition costs deferred	(1,184,285)	(1,113,511)
Amortization of deferred acquisition costs	1,338,976	1,310,886
Commissions	584,751	499,735
Other insurance expenses	2,199,905	2,242,005
Total benefits and expenses	12,206,041	$11,769,171

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES	$(2,007,350)	$539,611

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	$102,370	$51,481
Deferred	(578,819)	44,094
	$(476,449)	$95,575

NET INCOME (LOSS)	$(1,530,901)	$444,036

BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE	$(1.37)	$0.40

DIVIDENDS PER SHARE	$-	$-

See notes to consolidated financial statements.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Nine Months Ended September 30,
	2008	2007
REVENUE
Premiums and other considerations	$34,205,627	$33,925,237
Premiums ceded	(9,523,970)	(9,919,363)
Net premiums earned	24,681,657	24,005,874

Investment income, net of expenses	13,354,889	13,517,157
Realized losses on investments, net	(2,907,527)	(1,082)
Other income	824,789	754,973
Total revenue	$35,953,808	$38,276,922

BENEFITS AND EXPENSES
Death and other benefits	$23,722,447	$24,559,841
Guaranteed annual endowments	417,455	438,348
Dividends to policyholders	416,602	428,164
Increase in benefit reserves and unearned premiums	3,812,794	2,121,568
Acquisition costs deferred	(3,540,392)	(3,578,597)
Amortization of deferred acquisition costs	4,027,483	4,154,096
Commissions	1,653,302	1,535,635
Other insurance expenses	,174,503	7,272,475
Total benefits and expenses	$37,684,194	$36,931,530

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES	$(1,730,386)	$1,345,392

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	$236,345	$104,593
Deferred	(647,056)	133,701
	$(410,711)	$238,294

NET INCOME (LOSS)	$(1,319,675)	$1,107,098

BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE	$(1.18)	$0.99

DIVIDENDS PER SHARE	$0.38	$0.38

See notes to consolidated financial statements.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income (Loss)	Earnings	Equity

BALANCE, JANUARY 1, 2007	$1,113,104	$8,603,902	$(114,520)	$31,567,907	$41,170,393

Comprehensive income:
Net income	-	-	-	1,107,098	1,107,098
Change in net unrealized appreciation
on available-for-sale securities	-	-	(1,024,442)	-	(1,024,442)
Change in unrealized pension benefits	-	-	88,609	-	88,609
Change in fair value of hedging instrument	-	-	(5,600)	-	(5,600)
Total comprehensive income					165,665
Cash dividends	-	-	-	(423,062)	(423,062)
Issuances (redemptions) of common stock, net	(86)	7,616	-	(10,629)	(3,099)
BALANCE, SEPTEMBER 30, 2007	$1,113,018	$8,611,518	$(1,055,953)	$32,241,314	$40,909,897

BALANCE, JANUARY 1, 2008	$1,117,851	$8,650,907	$1,902,238	$32,886,104	$44,557,100

Comprehensive loss:
Net loss	-	-	-	(1,319,675)	(1,319,675)
Change in net unrealized depreciation
on available-for-sale securities	-	-	(5,442,504)	-	(5,442,504)
Change in unrealized pension benefits	-	-	122,168	-	122,168
Change in fair value of hedging instrument	-	-	2,749	-	2,749
Total comprehensive loss					(6,637,262)
Cash dividends	-	-	-	(422,959)	(422,959)
Issuances (redemptions) of common stock, net	1,624	49,326	-	(12,591)	38,359
BALANCE, SEPTEMBER 30, 2008	$1,119,475	$8,700,233	$(3,415,349)	$31,130,879	$37,535,238

See notes to consolidated financial statements.

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$6,089,497	$4,189,792

INVESTING ACTIVITIES
Securities available-for-sale:
Purchases	$(17,276,585)	$(13,554,554)
Sales and maturities	27,918,021	11,086,819
Other investments:
Cost of acquisitions	(909,350)	(2,961,586)
Sales and maturities	2,918,415	3,185,238
Net additions to property and equipment	(257,413)	(406,714)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$12,393,088	$(2,650,797)
FINANCING ACTIVITIES
Receipts from universal life policies credited to
policyholder account balances	$5,641,005	$7,302,044
Return of policyholder account balances on universal life policies	(6,639,078)	(7,696,529)
Payments on notes payable	(2,438,972)	(3,987,981)
Proceeds from notes payable	2,047,500	2,849,447
Dividends paid	(422,959)	(423,062)
Issuances (repurchases) of common stock	38,359	(3,099)

NET CASH USED IN FINANCING ACTIVITIES	$(1,774,145)	$(1,959,180)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$16,708,440	$(420,185)
Cash and cash equivalents at beginning of period	1,238,194	1,776,491
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,946,634	$1,356,306

See notes to consolidated financial statements.

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

NOTE A -- Nature of Operations

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

NOTE B -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE C -- Earnings per Share and Stock-Based Compensation

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the three months ended September 30, 2008 and 2007 were 1,117,670 and 1,113,066, respectively. The weighted average number of shares outstanding for the nine months ended September 30, 2008 and 2007 were 1,115,714 and 1,113,219, respectively.

The Company's only outstanding stock options and stock appreciation rights were issued in 1999. We account for our stock-based incentive program under Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment," which requires all share-based payments to employees to be recognized as compensation expense in the consolidated income statement. We adopted the provisions of SFAS No. 123(R) using the modified prospective method in which compensation expense is recognized based on the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," for all awards granted to employees prior to January 1, 2006. Under this method, our stock-based compensation is reported in the balance sheets as a liability based on the intrinsic value of the award, and compensation expense is measured as the change in intrinsic value.

Under our stock option and stock appreciation rights plan, there were 61,125 outstanding options, having an exercise price of $23.00 per share, as of September 30, 2008 and 2007. We recognized a decrease in compensation expense relative to the outstanding options of $33,619 for the three month period ended September 30, 2008 compared to an increase in compensation expense of $143,644 associated with such options for the three month period ended September 30, 2007. We recognized a decrease in compensation expense relative to the outstanding options of $241,444 for the nine month period ended September 30, 2008 compared to an increase in compensation expense of $45,844 associated with such options for the nine month period ended September 30, 2007. These changes in compensation expense were based on changes in the market value of the Company's stock compared to the exercise price of the options as of those dates.

NOTE D -- Segment Data

We operate in four segments as shown in the following table. All segments include both individual and group insurance. Identifiable revenues and expenses are assigned directly to the applicable segment. Net investment income is generally allocated to the insurance and the corporate segments in proportion to policy liabilities and stockholders' equity, respectively. Realized gains and losses, including realized losses as a result of other-than-temporary impairments, are allocated to the Corporate and Other segment.  Investors Heritage Financial revenue and income associated with credit administrative services is assigned to that segment, with any remaining revenue and income assigned to the Corporate and Other segment.  Results for the parent company, Investors Heritage Printing, At Need Funding and Heritage Funding, after elimination of intercompany amounts, are allocated to the Corporate and Other segment.

	Three Months Ended September 30,
	2008	2007

Revenue:
Preneed and burial products	$10,211,243	$9,272,678
Traditional and universal life products	2,482,270	2,746,644
Credit insurance products and administrative services	108,515	117,634
Corporate and other	(2,603,337)	171,826
	$10,198,691	$12,308,782

Pre-tax income (loss) from operations:
Preneed and burial products	$491,347	$321,938
Traditional and universal life products	160,428	224,720
Credit insurance products and administrative services	73,993	95,684
Corporate and other	(2,733,118)	(102,731)
	$(2,007,350)	$539,611

	Nine Months Ended September 30,
	2008	2007

Revenue:
Preneed and burial products	$29,561,499	$28,182,897
Traditional and universal life products	8,075,527	8,920,560
Credit insurance products and administrative services	311,655	306,134
Corporate and other	(1,994,873)	867,331
	$35,953,808	$38,276,922

Pre-tax income (loss) from operations:
Preneed and burial products	$(47,332)	$298,540
Traditional and universal life products	320,478	512,271
Credit insurance products and administrative services	218,463	201,380
Corporate and other	(2,221,995)	333,201
	$(1,730,386)	$1,345,392

NOTE E -- Federal Income Taxes

The provision for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction, the 404(k) dividend deduction and the small life insurance company tax deduction.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2005 through 2007 U.S. federal tax years remain subject to income tax examination by tax authorities.  We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company will be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  However, should such a circumstance arise, it is our policy to classify any interest and penalties (if applicable) as income tax expense in the financial statements.

NOTE F -- Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related federal income taxes, are as follows:

	Three Months Ended September 30,
	2008	2007

Net income (loss)	$(1,530,901)	$444,036
Change in net unrealized appreciation (depreciation) on securities	(2,708,789)	2,209,767
Change in unrealized pension benefits	40,723	29,537
Change in fair value of hedging instrument	(746)	(10,921)
Total comprehensive income (loss)	$(4,199,713)	$2,672,419

	Nine Months Ended September 30,
	2008	2007

Net income (loss)	$(1,319,675)	$1,107,098
Change in net unrealized appreciation (depreciation) on securities	(5,442,504)	(1,024,442)
Change in unrealized pension benefits	122,168	88,609
Change in fair value of hedging instrument	2,749	(5,600)
Total comprehensive income (loss)	$(6,637,262)	$165,665

We sponsor a noncontributory pension plan which covers substantially all employees. Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service. Benefits are funded based on actuarially-determined amounts.

The following table provides the components of our net periodic benefit cost:

	Three Months Ended September 30,
	2008	2007

Service cost	$92,727	$86,075
Interest cost	218,053	183,238
Expected return on plan assets	(229,467)	(212,874)
Recognized net loss	61,701	44,752
Net periodic benefit cost	$143,014	$101,191

	Nine Months Ended September 30,
	2008	2007

Service cost	$278,183	$258,225
Interest cost	654,161	549,714
Expected return on plan assets	(688,403)	(638,622)
Recognized net loss	185,103	134,256
Net periodic benefit cost	$429,044	$303,573

We previously disclosed in our financial statements for the year ended December 31, 2007 that we expected to contribute $852,900 to our pension plan in 2008. As of September 30, 2008, $639,675 had been contributed. We presently anticipate contributing an additional $213,225 to fund our pension plan in 2008.

At September 30, 2008, based on current market conditions as well as current year contributions and benefits paid, the fair value of our pension plan assets has decreased $912,992 since December 31, 2007.

NOTE H -- Investments

We participate in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded as an asset, with an offsetting liability recorded for our obligation to return the collateral, both reported at fair value. We obtain cash equivalents as collateral in an amount equal to 102% of the fair value of domestic securities loaned, monitor the market value of securities loaned on a daily basis and obtain additional collateral as necessary. At September 30, 2008, there were securities on loan under this agreement with a market value of $13,127,350, with associated collateral held of $14,883,529.  At December 31, 2007, there were securities on loan under this agreement with a market value of $2,124,160, with associated collateral held of $2,186,372.  Income earned relative to this program was $7,519 and $20,187, respectively, for the three and nine month periods ended September 30, 2008. Income earned relative to this program was $3,761 and $13,078, respectively, for the three and nine month periods ended September 30, 2007.  We recalled all of these outstanding securities on loan subsequent to September 30, 2008.

During the third quarter of 2008, we determined that two Lehman Brothers Holdings bonds in our portfolio, each with a par value of $2,000,000, were other-than-temporarily impaired.  At September 30, 2008, each bond was written down to its fair value at that date, which was $250,000 per bond.  This determination resulted in a pre-tax realized loss of $3,558,156, exclusive of adjustments to deferred acquisition costs as a result of the loss.  We have reviewed the remainder of our investment portfolio and do not believe that there are other securities that are other-than-temporarily impaired at September 30, 2008.  There were no other-than-temporary impairments recorded in the corresponding period in the prior year.

NOTE I -- Fair Values of Financial Instruments

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

Level 1 - Quoted prices in active markets for identical assets or liabilities. The Company's Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities and corporate debt securities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company's Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments and asset-backed securities where independent pricing information was not able to be obtained for a significant portion of the underlying assets.

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

The following table presents the Company's fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2008.

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities	$-	$254,074,637	$10,340,190	$264,414,827
Equity securities	4,545,443	-	320,000	4,865,443

Level 3 financial instruments consist of nine corporate asset-backed securities as well as one preferred stock and one common stock, where trading has been limited.  The fair values for these securities were primarily determined through the use of non-binding broker quotes and internal models using unobservable assumptions about market participants.  The following table provides a summary of changes in fair value of our Level 3 financial instruments for the three and nine month periods ended September 30, 2008.

	Three Months Ended September 30, 2008
		Realized	Unrealized
	July 1, 2008	Gains	Gains	Purchases	Transfers	Ending
	Balance	(Losses)	(Losses)	(Sales)	In (Out)	Balance
Assets:
Fixed maturities	$7,662,264	$-	$(43,378)	$1,964,375	$756,929	$10,340,190
Equity securities	320,000	-	-	-	-	320,000

	Nine Months Ended September 30, 2008
		Realized	Unrealized
	January 1, 2008	Gains	Gains	Purchases	Transfers	Ending
	Balance	(Losses)	(Losses)	(Sales)	In (Out)	Balance
Assets:
Fixed maturities	$6,940,640	$-	$(316,924)	$1,964,375	$1,752,099	$10,340,190
Equity securities	320,000	-	-	-	-	320,000

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

If an other-than-temporary impairment occurs with respect to a bond, we amortize the reduced book value back to the security's expected recovery value over the remaining term of the bond.  We continue to review the security for further impairment that would prompt another write-down in the value.

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

Deferred acquisition costs related to annuities and universal life insurance products is deferred to the extent deemed recoverable and amortized in relation to the present value of actual and expected gross profits on the policies. To the extent that realized gains and losses on securities result in adjustments to deferred acquisition costs related to annuities, such adjustments are reflected as a component of the amortization of deferred acquisition costs.

Deferred acquisition costs related to annuities are also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in the change in net unrealized appreciation (depreciation) on available-for-sale securities, a component of "Accumulated Other Comprehensive Income (Loss)" in the stockholders' equity section of the balance sheet.

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

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

Investors Heritage Life maintains a sound, conservative investment strategy. At September 30, 2008, 88.1% of invested assets consisted of fixed income securities compared to 88.6% at December 31, 2007. At September 30, 2008 and December 31, 2007, Investors Heritage Life's fixed income investments, with the exception of our two Lehman Brothers Holdings bonds, were 100% investment grade as rated by Standard & Poor's.

We recognized an other-than-temporary impairment loss during the third quarter of 2008 relative to the two Lehman Brothers Holdings bonds in our portfolio that are in default, each with a par value of $2,000,000.  At September 30, 2008, each bond was written down to its fair value at that date, which was $250,000 per bond.  This determination resulted in a realized loss of $3,558,156.  While we have written down these securities to fair value, we believe based on the evaluation of management and our investment advisor that we will ultimately recover anywhere from 50%-80% of the par value on the bonds.  Accordingly, we plan to hold the securities in expectation of these future recoveries.

We have reviewed the remainder of our investment portfolio and do not believe that there are additional securities that are other-than-temporarily impaired at September 30, 2008.  There have been no other-than-temporary impairments recorded in 2008, other than the Lehman Brothers Holdings bonds, or in the corresponding period in the prior year. We believe that we will recover the cost basis in the securities held with unrealized losses as we have both the intent and ability to hold the securities until they mature or recover in value. Other than the Lehman Brothers Holdings bonds, none of Investors Heritage Life's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments.  As of September 30, 2008, we have only one CMO, with a fair value of approximately $54,000, which has any level of direct subprime exposure.  Based on our analysis, we believe this investment is of high quality and expect no losses as a result of the current subprime concerns.

We participate in a securities lending program, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. Securities loaned are treated as financing arrangements and the unrestricted collateral received is recorded as an asset, with an offsetting liability recorded for our obligation to return the collateral.   Subsequent to the end of the current quarter, in response to current market conditions, we successfully recalled all of our securities on loan at September 30, 2008.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending, with approximately 99.9% of these investments being in commercial properties. All mortgage loans are originated in-house and all loans are secured by first mortgages on the real estate.  Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required.  We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, reviewing larger mortgage loans on an annual basis and diversifying the portfolio by property type.  At September 30, 2008, 7.5% of invested assets consisted of mortgage loans compared to 7.6% at December 31, 2007. We anticipate funding several new mortgage loan investments during the remainder of 2008 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets. As of September 30, 2008, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 90 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement.  Management has assessed our position and as of September 30, 2008, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $8,431,334 for the third quarter of 2008 (an increase of 10.0% compared to the third quarter of 2007) and $24,681,657 for the nine months ended September 30, 2008 (an increase of 2.8% compared to the corresponding period in 2007). This increase was primarily due to increased new sales in the preneed and burial segment due to the favorable market reception of our new Legacy Gold preneed series.  Total revenue was $10,198,691 for the third quarter of 2008 (a decrease of 17.1% compared to the third quarter of 2007) and $35,953,808 for the nine months ended September 30, 2008 (a decrease of 6.1% compared to the corresponding period in 2007).

Total benefits and expenses were $12,206,041 in the third quarter of 2008 (an increase of 3.7% compared to the third quarter of 2007) and $37,684,194 for the nine months ended September 30, 2008 (an increase of 2.0% compared to the corresponding period in 2007). The increase in benefits and expenses is primarily due to increased reserves relative to new business.

Net investment income was $4,401,634 for the third quarter of 2008 (a decrease of 2.8% compared to the third quarter of 2007) and $13,354,889 for the nine months ended September 30, 2008 (a decrease of 1.2% compared to the corresponding period in 2007). This decrease resulted from changes in the interest rate environment over the last year, which affects new investments in bonds as well as interest earned on loans from At-Need Funding.  Additionally, mortgage loans with higher yielding interest rates have paid down, which has further lowered investment income.  As previously mentioned, the Company experienced a realized loss, totaling $3,558,156, resulting from the other-than-temporary impairment of our Lehman Brothers Holdings bonds.  This impairment loss is the primary driver of the current year decrease in revenues and pre-tax income in comparison to the prior year.  This realized loss was partially offset by realized gains on the sale of Fannie Mae and Freddie Mac corporate bonds totaling $652,841 during the third quarter.

After providing for federal income taxes, our net loss was $1,530,901 with a loss per share of $1.37 for the third quarter of 2008 as compared to net income of $444,036 and earnings per share of $0.40 for the third quarter of 2007.  Our net loss for the nine months ended September 30, 2008 was $1,319,675 with a loss per share of $1.18 compared to net income of $1,107,098 and earnings per share of $0.99 for the nine months ended September 30, 2007.

A dividend of $0.38 per share was paid on April 7, 2008, to shareholders of record as of March 21, 2008.

Business Segments

We internally evaluate the performance of our operations by the following four business segments:

Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $10,211,243 for the third quarter of 2008 (an increase of 10.1% compared to the third quarter of 2007) and $29,561,499 for the nine months ended September 30, 2008 (an increase of 4.9% compared to the corresponding period in 2007). This increase is due primarily to increased preneed sales from the Legacy Gold preneed product series.  Pre-tax income from operations was $491,347 for the three month period ended September 30, 2008, and pre-tax loss from operations was $47,332 for the nine month period ended September 30, 2008.  Pre-tax income was $321,938 and $298,540 for the three and nine month periods ended September 30, 2007.  The increase in the year-to-date pre-tax loss is due to continued spread compression and expense pressure in the current economic environment, although the increase in sales is helping to reduce the effect.

Traditional and Universal Life Products include traditional life and group life insurance products, certain annuities and universal life products. Revenues for this segment were $2,482,270 for the third quarter of 2008 (a decrease of 9.6% compared to the third quarter of 2007) and $8,075,527 for the nine months ended September 30, 2008 (a decrease of 9.5% compared to the corresponding period in 2007). Revenues on this segment are primarily derived from the sale of term insurance products through banks, for which demand fluctuates along with economic conditions. New sales have suffered due to the tightening of consumer credit markets.  Pre-tax income from operations was $160,428 and $320,478 for the three and nine month periods ended September 30, 2008, compared to pre-tax income of $224,720 and $512,271 for the three and nine month periods ended September 30, 2007. The decrease in pre-tax income is also primarily attributable to the lower sales.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident and health insurance products. We reinsure 100% of the related underwriting risk currently produced within this segment.  Accordingly, revenue is generated primarily from servicing and administering the credit business for our reinsurers. Because the revenue is fee-based, segment performance is in direct relation to new premium production coupled with fees generated as premiums are earned. Premium production within this segment is also significantly affected by economic conditions within our credit markets, particularly Kentucky.  Revenues for this segment were $108,515 for the third quarter of 2008 (a decrease of 7.8% compared to the third quarter of 2007) and $311,655 for the nine months ended September 30, 2008 (an increase of 1.8% compared to the corresponding period in 2007). Pre-tax income from operations was $73,993 and $218,463 for the three and nine month periods ended September 30, 2008, compared to $95,684 and $201,380 for the three and nine month periods ended September 30, 2007. These decreases in revenue and pre-tax income in the current quarter are directly related to lower premium production within this segment of the business due to current economic and lending conditions.  The year-to-date increases are due primarily to a fee settlement on one of our reinsurance contracts that occurred in the third quarter of 2007.

Corporate and Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. This segment also includes fees generated from our TPA arrangements. Revenues for this segment were ($2,603,337) and ($1,994,873) for the three and nine month periods ended September 30, 2008.  Revenues were $171,826 and $867,331 for the three and nine month periods ended September 30, 2007.  Pre-tax income (loss) from operations was ($2,733,118) and ($2,221,995) for the three and nine month periods ended September 30, 2008, compared to ($102,731) and $333,201 for the three and nine month periods ended September 30, 2007. The current year losses are driven by the Lehman Brothers Holdings bond other-than-temporary impairment, offset somewhat by the capital gains from the sale of Fannie Mae and Freddie Mac corporate bonds as well as by a reduction in compensation expense associated with our stock option plan.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, less than 1% of our consolidated revenues were generated by those subsidiaries. Approximately 14% of Investors Heritage Financial's revenue for the nine month period ended September 30, 2008 was derived from the sale of Investors Heritage Life's credit insurance products. During the first nine months of 2008, Kentucky Investors received dividends from Investors Heritage Financial totaling $135,000 and received distributions from At Need Funding of $42,500. We anticipate further dividend payments from Investors Heritage Financial and distributions from At Need Funding during the remainder of 2008.

Federal Income Taxes

The provision for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction, the 404(k) dividend deduction and the small life insurance company tax deduction. The effective tax rate was 23.7% for the three and nine month periods ended September 30, 2008 compared to 17.7% for the three and nine month periods ended September 30, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of September 30, 2008.

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

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Kentucky Investors is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 13, 2008, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

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

KENTUCKY INVESTORS, INC.

	BY:	/s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: November 13, 2008		President

	BY:	/s/Raymond L. Carr
Raymond L. Carr
DATE: November 13, 2008		Vice President - Chief Financial Officer