Form 10-K
period 2008-12-31
KENTUCKY INVESTORS INC
filed 2009-03-27
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Title of Each Class

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

Large accelerated filer  (  )                Accelerated filer  (  )                Non-accelerated filer  ( )

(Do not check if a smaller reporting company)                       Smaller Reporting Company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  (  )    NO  (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the average bid and asked price of such common equity as of June 30, 2008.     $28,826,153

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class

Common Capital Stock

Outstanding at March 12, 2009

1,120,686.256

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 2008 (Form 10-K, Items 1, 7, 8 and 15)

(2) Portions of the Proxy Statement dated April 3, 2009, for the Annual Meeting of Stockholders to be held May 14, 2009 (Form 10-K, Items 10, 11, 12, 13 and 14.)

CONTENTS

PART I

		Page
Item 1.	Business	4
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

Part II

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

Kentucky Investors owns 100% of Investors Heritage Life Insurance Company, Investors Heritage Printing, Inc. and Investors Heritage Financial Services Group, Inc. Kentucky Investors is the sole member of At Need Funding, LLC, and Heritage Funding, LLC, both Kentucky limited liability corporations. We will be referring to Investors Heritage Printing, Investors Heritage Financial, At Need Funding and Heritage Funding as the "Non-insurance Subsidiaries". We will be referring to Investors Heritage Life, Investors Heritage Printing, Investors Heritage Financial and At Need Funding as the "Subsidiaries". We will also be referring to Kentucky Investors and its subsidiaries as "we", "us", "our" and as the "Company".

Investors Heritage Life owns 96% of Investors Underwriters, Inc., an investment holding company. Approximately 1% of Kentucky Investors' total consolidated revenues were generated by the Non-insurance Subsidiaries for the year ended December 31, 2008. The Non-insurance Subsidiaries' total assets and stockholders' equity comprised less than 1% in the aggregate of Kentucky Investors' reported total assets and stockholders' equity as of December 31, 2008.

(b) Financial Information About Business Segments

Investors Heritage Life

The business segments of Investors Heritage Life are identified and discussed on page 6 of the Annual Report to Stockholders for the year ended December 31, 2008 and are incorporated herein by reference. We offer a portfolio of the standard forms of participating and non-participating whole life, limited pay, endowments, split-funding, interest-sensitive whole life, guaranteed issue whole life, universal life, term and group life. In addition, we write credit life and credit accident and health insurance (collectively "Credit Insurance") on a group basis.  The business of Investors Heritage Life is not seasonal.

Ordinary Production. The business segments for ordinary production are Preneed and Burial products ("Preneed") and Traditional and Universal Life products ("Traditional"). Ordinary in force accounts for 35% of total in force business. We continue to work diligently to increase ordinary product sales. Our primary focus over the last several years has been the Preneed sales in the final expense and preneed funeral markets. Final expense sales include the sale of small face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. Preneed funeral sales include the sale of multiple premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract.

Preneed sales decreased 2% during 2008 primarily due to the sluggish economy coupled with competition in the marketplace.  Investors Heritage Life strives to continue to improve its marketing capability in this area. Our efforts and strategy to continue a successful ordinary insurance operation hinge on continuing to provide solid products and outstanding administrative service and on the personal relationships developed and fostered each year. In the fourth quarter of 2007, we introduced a new preneed product replacing the Legacy Protector and Legacy Preferred product series.  The Legacy Gold series includes both single premium as well as multi-pay policies. Reaction to this product in our markets has been favorable.  The performance of this product series has been in line with expectations and has improved product profitability in this segment.  Our Preneed sales are generated primarily through independent funeral homes in fourteen states.

Credit Insurance Products and Administrative Services ("Credit Insurance"). Investors Heritage Life has sold Credit Insurance since 1966. Since 1996, Investors Heritage Financial has marketed Investors Heritage Life's Credit Insurance products. All of the risk on Credit Insurance policies sold by Investors Heritage Life has been and will continue to be reinsured with larger, highly rated companies. Currently, Investors Heritage Life has reinsurance agreements with ACE Life Insurance Company and Swiss Life Insurance and Pension Company, which replaced Scottish Re (U.S.), Inc.  as one of our reinsurers on new business effective June 1, 2008.   During 2005, Investors Heritage Life, with the assistance of Investors Heritage Financial, entered into a joint venture partnership with the Kentucky Bankers Association ("KBA") to market various products to all of the KBA members throughout the Commonwealth of Kentucky.  Investors Heritage Life reinsures credit business sold through KBA members to, and serves in an administrative capacity for, KenBanc Reinsurance Company, Ltd., the KBA's reinsurance company.  Investors Heritage Financial  markets Investors Heritage Life Credit Insurance products and mortgage redemption products through this partnership as well as products for several unaffiliated companies.  These relationships allow Investors Heritage Financial to provide more products and better serve our existing accounts thereby allowing us to further strengthen these agency relationships.

During 2008, our market share through the Kentucky financial institutions remains steady although sales lagged due to economic conditions.  We anticipate sales of our Credit Insurance and mortgage redemption products to rebound as the economic conditions strengthen.

(c) Narrative Description of Business

Preneed and Burial Products ("Preneed").   Approximately 55% of total ordinary insurance in force is Preneed. Sales for this segment are under the direct supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have several district managers under their supervision. As a result of our growth in the Preneed area, agency relationships have also been entered into directly with numerous funeral home owners. Management anticipates this trend to continue and, depending on the size of the funeral home and state law, preneed counselors may also become part of the agency force.

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

We also market a series of final expense whole life insurance policies known as the "Heritage Final Expense Products".  During the fourth quarter 2008, we introduced a new Final Expense product, Heritage Final Expense II, which replaced our old final expense product series and was designed to provide more flexibility to our customers.  These products are non-participating whole life insurance issued with simplified underwriting. These products are offered outside of the preneed market and are performing in line with expectations.

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

Approximately 45% of total ordinary insurance in force is Traditional. These sales are built around a standard portfolio of life insurance policies with some of the contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies. In addition, we offer term insurance products.

During the fourth quarter 2008, we also introduced a new Whole Life Policy, HLW Choice Whole Life, which replaced our Life Paid Up at 95 product.  This Whole Life Policy is designed with numerous options and with flexibility to achieve our customer's goals.

As anticipated, ordinary premium production from financial institutions decreased by $662,142 to $925,203 in 2008. This 41.7% decrease over 2007 was primarily due to the tightening of consumer credit markets in light of the current economic situation.

Group life accounts for 53% of total in-force business.  In addition to the group business discussed above, Investors Heritage Life participates in the Federal Employee Group Life Insurance ("FEGLI") Program, which is administered by Metropolitan Life Insurance Company, and in the Servicemen's Group Life Insurance ("SEGLI") Program, which is administered by Prudential Insurance Company of America. As of year-end 2008, the total amount of insurance in force from the FEGLI and SEGLI programs was approximately $440,547,000 and $1,159,350,000, respectively.

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

Investors Heritage Life has reinsurance agreements with eight unaffiliated companies, Life Investors Insurance Company of America, Universal Guaranty Life Insurance Company, Madison National Life Insurance Company, Minnesota Life Insurance Company,  Reinsurance Company, Ltd., Plateau Insurance Company, Central States Health and Life Company of Omaha and Aspi Re Limited.  Pursuant to those agreements, our Credit Insurance products sold by each company's agents are then reinsured to each company, respectively. Investors Heritage Life and Investors Heritage Financial are paid an initiation fee and an administration fee for services provided. Investors Heritage Financial will continue to seek contracts to operate as an administrator for other companies that sell Credit Insurance.

Investors Heritage Financial continues to call on banks, finance companies and selected automobile dealerships to market Credit Insurance products for Investors Heritage Life. As anticipated, 12.8% of Investors Heritage Financial revenues for 2008 were derived from the sale of Investors Heritage Life's Credit Insurance products. Credit Insurance gross written premiums were lower than in the prior year due primarily to lower loan demand related to the sluggish economy.

In addition to selling Credit Insurance, Investors Heritage Life provides ongoing servicing of written credit business, generating fee income.  Additionally, Investors Heritage Life bank agents may obtain an ordinary life license enabling them to sell mortgage life insurance that might be required in excess of the statutory credit life limitation enacted by each state where our Credit Insurance products are sold. The mortgage life insurance sales operations will continue to be conducted through Investors Heritage Financial. During the fourth quarter of 2008, we introduced a new product for our credit ordinary sales through financial institutions, Heritage Protector IV.  This product replaces the Heritage Protector III Series. Further, Investors Heritage Financial is licensed with other unaffiliated insurance companies to provide products that Investors Heritage Life does not offer to the financial institutions and other agents. These products include cancer, accident, second-to-die, large face amount term insurance, short term and long term disability and annuities. These relationships generated additional fee income in the amount of $285,593 during 2008 and management anticipates continued fee income from this area.

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

As of December 31, 2008, approximately $49,735,000 or 14% of total benefit and unearned premium reserves was reinsured with non-affiliated well-established insurance companies. Investors Heritage Life is party to reinsurance and coinsurance agreements with twenty-seven non-affiliated companies. The reinsurers for Investors Heritage Life and amounts of insurance in force that are reinsured are as follows:

Company	Reinsurance	Percent
	Reserves	Of Total

ACE Life Insurance Company	$ 1,575,000	3.17%
Aspi Re Limited	551,000	1.11%
Canada Life Assurance Company	198,000	0.40%
Central States Health & Life Co. of Omaha	88,000	0.18%
KenBanc Reinsurance Company LTD	217,000	0.44%
Life Investors Insurance Company of America	569,000	1.14%
Lincoln National Life Insurance Company	1,174,000	2.36%
Madison National Life Insurance Company	264,000	0.53%
Minnesota Life Insurance Company	3,196,000	6.43%
Munich American Reassurance Company	4,458,000	8.96%
Optimum Re Insurance Company	29,000	0.06%
Plateau Insurance Company	23,000	0.05%
RBC Reinsurance (Ireland) Ltd.	1,674,000	3.37%
ReliaStar Life Insurance Company	41,000	0.08%
Scottish Annuity and Life Insurance Company	29,210,000	58.73%
Scottish RE (US)	3,073,000	6.18%
Settlers Life Insurance Company	1,384,000	2.78%
Swiss Life Insurance and Pension Company	1,635,000	3.29%
Swiss Re Life & Health America Inc.	322,000	0.65%
Universal Guaranty Life Insurance Company	30,000	0.06%
Vernon General Insurance Company	15,000	0.03%
Other Companies (6)	9,000	0.02%
	$49,735,000	100.00%

Investors Heritage Life reinsures all of the risk on the Credit Insurance products sold by its agents.  Currently, this business is being reinsured with ACE Life Insurance Company and Swiss Life Insurance and Pension Company, which replaced Scottish Re (U.S.), Inc. effective June 1, 2008 on new sales of our credit products.  As explained above, some of these credit insurance risks are also reinsured to Life Investors, Universal Guaranty, Madison National, Minnesota Life, KenBanc, Plateau, Central States and Aspi Re.

Administrative Services.  During 2008, we continued to market our third party administrative services to non-affiliated companies.  We have an employee whose primary responsibility is to promote this aspect of our organization.  This additional marketing focus has and is expected to generate increased fee income associated with providing these services. Our overall revenue is further enhanced by the fact that we generally incur minimal expense increases associated with the third party administrative services, which decreases our overall unit costs.

We have the capacity within our organization to handle the additional load and we have been successful in providing services without the need to add other new employees.  During 2008, we added one new company and now provide administrative services for five companies.  One of the agreements is with an established company opening a new line of life insurance products.  A second agreement is with a startup company that raised in excess of $14,000,000 and commenced marketing their life insurance products in the second quarter of 2007.  The remaining agreements are with start-up companies that have not commenced insurance sales but need administrative assistance with accounting and financial reporting.

Other Subsidiaries. Investors Heritage Printing does job printing for Investors Heritage Life as well as numerous unaffiliated sources. This includes the printing of the application forms and other office forms required by Investors Heritage Life. While the income from Investors Heritage Printing is not a significant factor in our overall business, Investors Heritage Printing continues to work to improve profitability. Revenues from Investors Heritage Printing were approximately $366,000 in 2008, down $111,000 compared to 2007.

The formation and operation of Investors Heritage Financial generates additional revenue to Kentucky Investors. Although this additional revenue is not a significant factor in our overall business, Investors Heritage Financial generated revenue from its operations of approximately $329,000 in 2008 compared to $522,000 in 2007.  The decrease is directly related to the decrease in production of credit insurance and credit ordinary insurance due to the tightening of credit that resulted from the current economic conditions.

At Need Funding is a single member, limited liability company organized under the laws of the Commonwealth of Kentucky. Kentucky Investors is the sole member of the LLC. Funding provided by At Need Funding is secured by assignments of verified incontestable life insurance policies issued by unaffiliated companies. The funds are advanced to funeral homes for services provided for the insured. Upon receipt of death benefits from the unaffiliated insurance company, the principal balance of the debt is reduced and interest and fees are recorded. This service is marketed primarily to funeral homes that do not have the manpower to timely complete necessary paperwork to process the insurance claim.  Revenues from At Need Funding were approximately $106,000 in 2008, down $50,000 compared to 2007, primarily due to the current economic conditions.

Dividends and distributions from the Non-insurance Subsidiaries for 2008 and 2007 amounted to $234,500 and $494,000, respectively.

Additionally, we earn fees for other services performed for our subsidiaries. The fees pay for the necessary supervision and coordination required to provide a common policy for all the companies. The supervision results in a coordination of contracts with the various independent agents, common sales brochures, and a savings to each company in the area of printing and purchasing. We purchase director and officer liability coverage, employment practices liability insurance coverage, and blanket fidelity bonds.  All policies provide coverage for each of the subsidiaries and provide a cost savings when compared to purchases made by individual companies. We also administer the group life and the retirement programs for the various companies.  These fees are not significant to our total revenue. Kentucky Investors also has revenue from other investments, but it is not a significant factor in our business.

Employees. Kentucky Investors does not have any employees. While Kentucky Investors' officers perform various functions, they are not paid a salary by Kentucky Investors for performing such functions. There are 83 people employed by Investors Heritage Life and three people employed by Investors Heritage Printing. The number of active independent contractual agents of Investors Heritage Life is 2,366. There are no unions organized nor are there any collective bargaining agreements with the employees or agents.  Management of Investors Heritage Life considers its relationship with the employees and agents to be satisfactory.

(d) Financial Information about Geographic Areas

The principal markets for Investors Heritage Life's products are in the Commonwealths of Kentucky and Virginia, and the States of North Carolina, South Carolina, Georgia, Ohio, Indiana, Florida, Tennessee and Michigan. Investors Heritage Life has licensed ordinary agents and regional managers throughout these states and credit life agents in 280 banks and automobile dealerships.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

(i)    The stock of Kentucky Investors, Inc. is quoted on the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.  The symbol for Kentucky Investors is KINV.  The following table shows the range of high and low closing sales prices of our shares on the OTC Bulletin Board market quotations.

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2008:
First Quarter	$29.50	$26.50
Second Quarter	31.00	26.75
Third Quarter	27.20	23.75
Fourth Quarter	29.75	19.85

YEAR ENDED DECEMBER 31, 2007:
First Quarter	$29.50	$25.80
Second Quarter	27.25	24.55
Third Quarter	28.95	25.00
Fourth Quarter	28.75	26.80

(ii)   Approximate Number of Equity Security Holders

(A)

Title of Class

Common Stock

(B)

Number of Holders of Record 12-31-2008

2,975

(iii)  Dividends

Kentucky Investors, Inc. paid dividends totaling $422,959 to stockholders in 2008, representing $.38 per share.

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

(b)        None.

(c)        No share repurchases were made pursuant to a publicly announced plan or program. All share repurchases were shares tendered by original stockholders under our right of first refusal or by employees as part of our 401(k) plan.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of financial condition and results of operations appears on pages 4-13 in the Annual Report to the Stockholders for the year ended December 31, 2008, and is incorporated herein by reference.

Item 8. Financial Statements

The financial statements and notes appear on pages 15-35 in the Annual Report to the Stockholders for the year ended December 31, 2008 and are incorporated herein by reference. See Part IV, Item 15.

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

(b)  Changes to Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)        The Executive officers and directors of the Company are:

Name, Position & Year Became	Age
Officer/Director
Family Relationship

Harry Lee Waterfield II	65
Chairman of the Board, President/1963

Jimmy R. McIver, Treasurer/2000	57

Robert M. Hardy, Jr.	51
Director, Vice President and General
Counsel/1988
Nephew of Harry Lee Waterfield II

Raymond L. Carr, Chief Financial	60
Officer, Vice President/2002

Jane S. Jackson, Secretary/2003	54

Helen S. Wagner, Director/1986	72

Gordon C. Duke, Director/1991	63

Harold G. Doran, Jr. Director/2001	55

Howard L. Graham, Director/2002	74

Jerry F. Howell, Jr., Director/1983	67

David W. Reed, Director/1982	54

Michael F. Dudgeon, Jr., Director/2004 Nephew of Harry Lee Waterfield II	47

(b)        Each of the Directors has occupied the position indicated for a period of more than five years with the exception of Gordon C. Duke.  Since 2003, Mr. Duke was an independent businessman.  On November 1, 2008, Mr. Duke was engaged as a consultant for Nucleus: Kentucky's Life Science and Innovation Center, LLC and also serves as Vice President of that organization.

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

Item 11. Executive Compensation

Information regarding compensation of executive officers and transactions with executive officers and directors is shown on pages 6-10 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2009, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security ownership by Officers, Directors, and management is shown on pages 4-5 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2009, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain relationships and related transactions are shown on page 12 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2009, and are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding accounting fees and services is shown on pages 11-12 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2009, and is incorporated herein by reference.

PART IV

Item 15. Exhibits

(a)1.     The following financial statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 2008 (pages 15-35) are filed as Exhibit 1 thereto:

   Report of Independent Registered Public Accounting Firm

   Consolidated Balance Sheets as of December 31, 2008 and 2007

   For each of the two years in the period ended December 31, 2008:

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

11

Statements re: computation of Per Share Earnings is contained in Note A to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on page 22 of the Annual Report to the Stockholders for the year ended December 31, 2008, and is incorporated herein by reference.

13	Annual Report to the Stockholders for the year ended December 31, 2008 is attached hereto as Exhibit 1 and is incorporated herein by reference.

23	Consent of Independent Registered Public Accounting Firm.

31.1 & 31.2	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

March 12, 2009
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

March 12, 2009

/s/Robert M. Hardy, Jr.

Robert M. Hardy, Jr.

Vice President, General Counsel and Director

March 12, 2009

/s/Jimmy R. McIver

Jimmy R. McIver

Treasurer

March 12, 2009

/s/Raymond L. Carr

Raymond L. Carr

Chief Financial Officer

Vice President

March 12, 2009

/s/Gordon C. Duke

Gordon C. Duke

Director

March 12, 2009

/s/Helen S. Wagner

Helen S. Wagner

Director

March 12, 2009

/s/Harold G. Doran

Harold G. Doran

Director

March 12, 2009

/s/David W. Reed

David W. Reed

Director

March 12, 2009

/s/Jerry F. Howell, Jr.

Jerry F. Howell, Jr.

Director

March 12, 2009

/s/ Howard L. Graham

Howard L. Graham

Director

March 12, 2009

/s/Michael F. Dudgeon, Jr.

Michael F. Dudgeon, Jr.

Director

March 12, 2009