Form 10-Q
period 2009-03-31
KENTUCKY INVESTORS INC
filed 2009-05-14
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

____________________

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

____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Common Capital Stock par value $1.00 per share

(Title of Class)

Number of outstanding shares as of March 31, 2009 -- 1,120,686.256

SIGNATURES	26

EXHIBIT 31.1	27
EXHIBIT 31.2	29
EXHIBIT 32	31

PART I -- FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

KENTUCKY INVESTORS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
ASSETS	2009	2008
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $283,911,073 and $282,335,626)	$283,876,052	$285,430,376
Equity securities (cost: $4,047,728 and $4,040,062)	3,600,565	3,938,177
Mortgage loans on real estate	22,629,087	22,512,438
Policy loans	6,909,770	6,971,949
Other long-term investments	1,107,306	1,021,741
Short-term investments	-	25,000
Total investments	$318,122,780	$319,899,681

Cash and cash equivalents	1,755,729	2,819,257
Accrued investment income	3,563,620	4,338,974
Due premiums	3,570,021	3,618,390
Deferred acquisition costs	20,050,667	19,882,671
Present value of future profits	25,937	30,260
Leased property under capital leases	244,632	283,695
Property and equipment	1,660,154	1,702,331
Cash value of company-owned life insurance	7,833,289	7,764,223
Other assets	290,560	338,182
Amounts recoverable from reinsurers	48,468,002	49,523,594
	$405,585,391	$410,201,258

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$341,041,302	$342,065,366
Unearned premium reserves	11,265,421	12,154,938
Policy claims	1,499,042	1,504,744
Liability for deposit-type contracts	2,761,779	2,733,214
Reserves for dividends and endowments and other	543,613	524,797
Total policy liabilities	$357,111,157	$358,983,059
Deferred federal income tax liability	121,848	1,292,352
Obligations under capital leases	245,689	284,307
Notes payable	3,711,788	3,701,506
Accrued pension liability	5,558,058	5,641,941
Other liabilities	2,324,682	1,990,538
Total liabilities	$369,073,222	$371,893,703

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,120,686 and 1,120,686)	$1,120,686	$1,120,686
Paid-in surplus	8,705,492	8,705,492
Accumulated other comprehensive loss	(4,583,387)	(2,542,413)
Retained earnings	31,269,378	31,023,790
Total stockholders' equity	$36,512,169	$38,307,555
	$405,585,391	$410,201,258

See notes to consolidated financial statements.

3

KENTUCKY INVESTORS, INC.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUE
Premiums and other considerations	$9,913,269	$10,775,890
Premiums ceded	(2,010,968)	(2,737,533)
Net premiums earned	7,902,301	8,038,357

Investment income, net of expenses	4,440,161	4,440,439
Realized gains (losses) on investments, net	69,606	(1,471)
Other income	216,765	272,778
Total revenue	$12,628,833	$12,750,103

BENEFITS AND EXPENSES
Death and other benefits	$8,723,019	$8,756,468
Guaranteed annual endowments	132,423	139,676
Dividends to policyholders	116,937	130,002
Increase in benefit reserves and unearned premiums	394,569	433,560
Acquisition costs deferred	(1,215,434)	(1,149,876)
Amortization of deferred acquisition costs	1,225,311	1,308,471
Commissions	515,139	525,582
Other insurance expenses	2,771,707	2,579,742
Total benefits and expenses	$12,663,671	$12,723,625

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES	$(34,838)	$26,478

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	$184,341	$46,835
Deferred	(192,610)	(40,551)
	$(8,269)	$6,284

NET INCOME (LOSS)	$(26,569)	$20,194

BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE	$(0.02)	$0.02

DIVIDENDS PER SHARE	$-	$0.38

See notes to consolidated financial statements.

4

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock	Paid-in Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity

BALANCE, JANUARY 1, 2008	$1,117,851	$8,650,907	$1,902,238	$32,886,104	$44,557,100

Comprehensive income:
Net income	-	-	-	20,194	20,194
Change in net unrealized appreciation
on available-for-sale securities	-	-	2,101,869	-	2,101,869
Change in unrealized pension benefits	-	-	20,227	-	20,227
Change in fair value of hedging instrument	-	-	417	-	417
Total comprehensive income					2,142,707
Cash dividends	-	-	-	(422,959)	(422,959)
Issuances (redemptions) of common stock, net	(4,800)	-	-	(130,800)	(135,600)
BALANCE, MARCH 31, 2008	$1,113,051	$8,650,907	$4,024,751	$32,352,539	$46,141,248

BALANCE, JANUARY 1, 2009	$1,120,686	$8,705,492	$(2,542,413)	$31,023,790	$38,307,555

Cumulative effect of a change in
accounting principle	-	-	(272,157)	272,157	-
Comprehensive loss:
Net loss	-	-	-	(26,569)	(26,569)
Change in net unrealized depreciation
on available-for-sale securities	-	-	(1,862,267)	-	(1,862,267)
Change in unrealized pension benefits	-	-	92,267	-	92,267
Change in fair value of hedging instrument	-	-	1,183	-	1,183
Total comprehensive loss					(1,795,386)
BALANCE, MARCH 31, 2009	$1,120,686	$8,705,492	$(4,583,387)	$31,269,378	$36,512,169

See notes to consolidated financial statements.

5

KENTUCKY INVESTORS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2009	2008

NET CASH PROVIDED BY OPERATING ACTIVITIES	$945,138	$1,326,580

INVESTING ACTIVITIES
Securities available-for-sale:
Purchases	$(16,207,686)	$(6,021,224)
Sales and maturities	15,077,571	8,030,055
Other investments:
Cost of acquisitions	(574,516)	(332,543)
Sales and maturities	459,481	461,379
Net additions to property and equipment	(7,989)	(113,866)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(1,253,139)	$2,023,801
FINANCING ACTIVITIES
Receipts from universal life policies credited to
policyholder account balances	$1,728,823	$1,647,128
Return of policyholder account balances on universal life policies	(2,494,632)	(2,440,012)
Payments on notes payable	(878,029)	(688,784)
Proceeds from notes payable	888,311	1,009,860
Issuances (repurchases) of common stock	-	(135,600)

NET CASH USED IN FINANCING ACTIVITIES	$(755,527)	$(607,408)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,063,528)	$2,742,973
Cash and cash equivalents at beginning of period	2,819,257	1,238,194
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,755,729	$3,981,167

See notes to consolidated financial statements.

6

KENTUCKY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

NOTE B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE C -- New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2").  FSP FAS 115-2 requires entities to separate an other-than-temporary impairment of a fixed maturity security into two components when there are credit related losses associated with the impaired fixed maturity security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  FSP FAS 115-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We elected to adopt FSP FAS 115-2 effective January 1, 2009.  As a result of the adoption of this standard, we recognized a cumulative effect adjustment of $409,483 (net of deferred income tax of $137,326) to move non-credit related other-than-temporary impairments previously recognized in earnings for the year ended December 31, 2008 from retained earnings to accumulated other comprehensive income (loss) for fixed maturity securities held at the date of adoption.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly" ("FSP FAS 157-4").   Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.   In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value.   FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.   We elected to adopt FSP FAS 157-4 effective January 1, 2009, and its adoption did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1").   FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.   FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.   We will adopt FSP FAS 107-1 and APB 28-1 effective for the second quarter of 2009 and will include the required disclosures at that time.

NOTE D -- Investments

Investments in available-for-sale securities are summarized as follows:

March 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 12 Months	Greater Than 12 Months

Fixed maturity securities:
U.S. government obligations	$32,027,275	$2,712,348	$-	$-	$34,739,623
States and political subdivisions	22,427,001	769,865	53,410	129,000	23,014,456
Corporate	147,123,470	3,383,195	1,968,438	6,995,539	141,542,688
Foreign	20,666,522	2,015,500	212,049	826,881	21,643,092
Asset-backed securities	7,280,270	274,504	64,379	114,436	7,375,959
Mortgage-backed securities (MBS):
Commercial MBS	7,040,583	-	-	1,110,759	5,929,824
Residential MBS	47,345,952	2,284,520	-	62	49,630,410
Total fixed maturity securities	$283,911,073	$11,439,932	$2,298,276	$9,176,677	$283,876,052
Equity securities:
U.S. agencies	552,800	-	-	-	552,800
Mutual funds	2,050,702	-	407,439	-	1,643,263
Nonredeemable corporate preferred	990,000	-	279,690	-	710,310
Corporate common stock	454,226	239,966	-	-	694,192
Total equity securities	4,047,728	239,966	687,129	-	3,600,565
Total	$287,958,801	$11,679,898	$2,985,405	$9,176,677	$287,476,617

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 12 Months	Greater Than 12 Months

Fixed maturity securities:
U.S. government obligations	$22,387,095	$2,763,378	$-	$-	$25,150,473
States and political subdivisions	22,443,720	521,626	102,320	109,990	22,753,036
Corporate	140,156,197	3,369,812	1,821,035	4,034,601	137,670,373
Foreign	20,735,082	2,403,250	207,574	319,957	22,610,801
Asset-backed securities	11,892,227	39,362	148,789	279,173	11,503,627
Mortgage-backed securities	64,721,305	2,028,284	181,872	825,651	65,742,066
Total fixed maturity securities	$282,335,626	$11,125,712	$2,461,590	$5,569,372	$285,430,376
Total equity securities	4,040,062	436,404	538,289	-	3,938,177
Total	$286,375,688	$11,562,116	$2,999,879	$5,569,372	$289,368,553

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

March 31, 2009	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Fixed Maturities:
Fewer than 6 months:
States and political subdivisions	$1,992,740	$53,410	1
Corporate	22,940,157	1,213,818	29
Foreign	3,773,443	212,049	4
Asset-backed securities	586,660	64,379	1
7-12 months:
Corporate	13,499,509	754,620	11
Greater than 12 months:
States and political subdivisions	871,000	129,000	1
Corporate	27,784,246	6,995,539	35
Foreign	2,094,195	826,881	3
Asset-backed securities	948,441	114,436	2
Commercial MBS	5,929,824	1,110,759	7
Residential MBS	62,501	62	6
Total fixed maturities	$80,482,716	$11,474,953	100

Equities:
Fewer than 6 months:
Mutual funds	$1,412,524	$319,894	3
Nonredeemable corporate preferred	710,310	279,690	1
7-12 months:
Mutual funds	230,738	87,545	1
Total equities	2,353,572	687,129	5

Total	$82,836,288	$12,162,082	105

December 31, 2008	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Fixed Maturities:
Fewer than 6 months	$29,639,437	$1,137,770	29
7-12 months	23,011,682	1,323,820	22
Greater than 12 months	33,855,448	5,569,372	47
Total fixed maturities	86,506,567	8,030,962	98

Equities:
Fewer than 6 months	1,520,803	538,289	3
Total equities	1,520,803	538,289	3

Total	$88,027,370	$8,569,251	101

As of March 31, 2009, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 46% and the equity securities noted above had a fair value to cost ratio of over 71%.   As of December 31, 2008, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 61% and the equity securities noted above had a fair value to cost ratio of over 65%.  At March 31, 2009 and December 31, 2008, Investors Heritage Life's fixed maturity securities were 99.4% and 99.9% investment grade, respectively, as rated by Standard & Poor's.

The Company's decision to record an impairment loss is primarily based on whether the security's fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security's fair value has been below its carrying amount, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer.  For any fixed maturity securities that are other-than-temporarily impaired, the guidance in FSP FAS 115-2 is applied to determine whether the other-than-temporary impairment is credit-related or related to other factors.  Only in the case of a credit-related impairment where management cannot assert that it does not have the intent to sell the security, or it is not more likely than not that it will not be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains/losses in the consolidated statements of income.  Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost.  Based on our review, the Company did not experience any other-than-temporary impairments during the first quarter of 2009 or the first quarter of 2008.  The Company did experience certain other-than-temporary impairments relative to Lehman Holdings bonds, Fifth Third mutual funds, and Bank of America and JP Morgan bonds during the third and fourth quarters of 2008.  Upon adoption of FSP FAS 115-2, a cumulative effect adjustment (as discussed in Note C) was made to reflect the fact that the other-than-temporary impairments on the Bank of America and JP Morgan bonds were not credit-related but rather were related to other factors in the marketplace as management asserts that it does not have the intent to sell, and it is more likely than not that it will not be required to sell the securities before recovery of their cost basis.

In accordance with SFAS No. 115, net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	March 31,	December 31,
	2009	2008
Net unrealized appreciation on
available-for sale securities	$(482,184)	$2,992,865
Adjustment to deferred acquisition costs	22,892	(154,982)
Deferred income taxes	(220,971)	(1,383,722)
Net unrealized appreciation on
available-for sale securities	$(680,263)	$1,454,161

The amortized cost and fair value of fixed maturity securities at March 31, 2009, by contractual maturity, are presented below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$9,555,794	$9,784,762
Due after one year through five years	99,806,009	101,442,207
Due after five years through ten years	85,549,193	80,516,918
Due after ten years	34,613,542	36,571,931
Due at multiple maturity dates	54,386,535	55,560,234
Total	$283,911,073	$283,876,052

Proceeds for the three months ended March 31, 2009 and 2008 from sales and maturities of investments in available-for-sale securities were $15,077,571 and $8,030,055, respectively.  Gross gains of $71,535 and $368 and gross losses of $1,929 and $1,839 were realized on those sales during the three month periods ended March 31, 2009 and 2008, respectively.

Presented below is investment information, including the accumulated and annual change in net unrealized investment gains or losses.  Additionally, the table shows the annual change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on debt and equity securities for the three months ended March 31, 2009 and 2008.

	For the Period Ended March 31,
	2009	2008
Change in unrealized investment gains (losses):
Available-for-sale:
Fixed maturities	$(3,129,771)	$2,692,787
Equity securities	(345,278)	(237,157)
Realized investment gains (losses):
Available-for-sale:
Fixed maturities	$69,606	$(1,471)
Equity securities	-	-

Major categories of net investment income are summarized as follows:

	For the Period Ended March 31,
	2009	2008
Fixed maturities	$4,050,831	$4,005,183
Mortgage loans on real estate	404,810	441,488
Other	200,367	203,479
	$4,656,008	$4,650,150
Investment expenses	215,847	209,711
	$4,440,161	$4,440,439

NOTE E -- Fair Values of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.  Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  We also consider the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity in accordance with FSP FAS 157-4.

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

In accordance with SFAS No. 157, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into the three-level fair value hierarchy.  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.  A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the valuation inputs, or their ability to be observed, may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.

The following table presents the Company's fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, respectively.

	March 31, 2009
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$32,810,150	$1,929,473	$34,739,623
States and political subdivisions	-	23,014,456	-	23,014,456
Corporate	-	136,310,964	5,231,724	141,542,688
Foreign	-	21,643,092	-	21,643,092
Asset-backed securities	-	5,746,688	1,629,271	7,375,959
Mortgage-backed securities:
Commercial MBS	-	5,929,824	-	5,929,824
Residential MBS	-	49,630,410	-	49,630,410
Total fixed maturities	$-	$275,085,584	$8,790,468	$283,876,052

Equity securities:
U.S. agencies	$552,800	$-	$-	$552,800
Mutual funds	1,643,263	-	-	1,643,263
Nonredeemable corporate preferred	710,310	-	-	710,310
Corporate common stock	351,792	-	342,400	694,192
Total equity securities	$3,258,165	$-	$342,400	$3,600,565

	December 31, 2008
	Level 1	Level 2	Level 3	Total

Fixed maturities	$-	$277,204,295	$8,226,081	$285,430,376
Equity securities	3,595,777	-	342,400	3,938,177

At March 31, 2009, Level 3 financial instruments consisted of five corporate securities, one U.S. government obligation, two asset-backed securities, one corporate redeemable preferred stock and one common stock, where trading has been limited.  At December 31, 2008, Level 3 financial instruments consisted of four corporate securities, one U.S. government obligation, two asset-backed securities, one corporate redeemable preferred stock and one common stock, where trading has been limited.  The fair values for these securities were primarily determined through the use of non-binding broker quotes and internal models using unobservable assumptions about market participants.  The following table provides a summary of changes in fair value of our Level 3 financial instruments for the three month periods ended March 31, 2009 and 2008, respectively.

		Three Months Ended March 31, 2009
		January 1,	Realized	Unrealized
		2009	Gains	Gains	Purchases	Transfers	Ending
		Balance	(Losses)	(Losses)	(Sales)	In (Out)	Balance

Fixed maturities:
U.S. Government obligations		$2,037,998	$-	$4,556	$(113,081)	$-	$1,929,473
Corporate		4,588,512	-	(227,429)	870,641	-	5,231,724
Asset-backed securities		1,599,571	-	64,362	(34,662)	-	1,629,271
Total fixed maturities		$8,226,081	$-	$(158,511)	$722,898	$-	$8,790,468
Equity securities:
Corporate common stock	$		$-	$-	$-	$-	$342,400
Total equity securities		$342,400	$-	$-	$-	$-	$342,400

		Three Months Ended March 31, 2008
		January 1,	Realized	Unrealized
		2008	Gains	Gains	Purchases	Transfers	Ending
		Balance	(Losses)	(Losses)	(Sales)	In (Out)	Balance

Fixed maturities		$6,940,640	$-	$(117,768)	$-	$-	$6,822,872
Equity securities		320,000	-	-	-	-	320,000

The unrealized gains (losses) on Level 3 investments are recorded as a component of accumulated other comprehensive income (loss), net of tax, in accordance with required accounting for our available-for-sale portfolio.

NOTE F - Earnings per Share and Stock-Based Compensation

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the three months ended March 31, 2009 and 2008 were 1,120,686 and 1,115,108, respectively.

The Company's only outstanding stock options and stock appreciation rights were issued in 1999. We account for our stock-based incentive program under SFAS No. 123(R), "Share-Based Payment," which requires all share-based payments to employees to be recognized as compensation expense in the consolidated income statement. We adopted the provisions of SFAS No. 123(R) using the modified prospective method in which compensation expense is recognized based on the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," for all awards granted to employees prior to January 1, 2006. Under this method, our stock-based compensation is reported in the balance sheets as a liability based on the intrinsic value of the award, and compensation expense is measured as the change in intrinsic value.

Under our stock option and stock appreciation rights plan, there were 61,125 outstanding options, having an exercise price of $23.00 per share, as of March 31, 2009 and 2008. We recognized a decrease in compensation expense relative to the outstanding options of $213,938 for the three month period ended March 31, 2009 compared to an increase in compensation expense of $45,844 associated with such options for the three month period ended March 31, 2008. These changes in compensation expense were based on changes in the market value of the Company's stock compared to the exercise price of the options as of those dates.

NOTE G - Segment Data

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

	Three Months Ended March 31,
	2009	2008

Revenue:
Preneed and burial products	$9,734,705	$9,574,459
Traditional and universal life products	2,478,715	2,744,423
Credit insurance products and administrative services	84,169	92,808
Corporate and other	331,244	338,413
	$12,628,833	$12,750,103

Pre-tax income (loss) from operations:
Preneed and burial products	$(276,186)	$(327,282)
Traditional and universal life products	(104,890)	63,084
Credit insurance products and administrative services	46,164	70,675
Corporate and other	300,074	220,001
	$(34,838)	$26,478

NOTE H -- Federal Income Taxes

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

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2005 through 2008 U.S. federal tax years remain subject to income tax examination by tax authorities.  We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company will be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  However, should such a circumstance arise, it is our policy to classify any interest and penalties (if applicable) as income tax expense in the financial statements.

NOTE I -- Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related federal income taxes, are as follows:

	Three Months Ended March 31,
	2009	2008

Net income (loss)	$(26,569)	$20,194
Change in net unrealized appreciation (depreciation) on securities	(1,862,267)	2,101,869
Change in unrealized pension benefits	92,267	20,227
Change in fair value of hedging instrument	1,183	417
Total comprehensive income (loss)	$(1,795,386)	$2,142,707

NOTE J -- Employee Benefit Plans

We sponsor a noncontributory pension plan which covers substantially all employees. Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service. Benefits are funded based on actuarially-determined amounts.

The following table provides the components of our net periodic benefit cost:

	Three Months Ended March 31,
	2009	2008

Service cost	$94,516	$89,030
Interest cost	235,174	200,831
Expected return on plan assets	(170,572)	(231,254)
Recognized net loss	139,798	30,649
Net periodic benefit cost	$298,916	$89,256

We previously disclosed in our financial statements for the year ended December 31, 2008 that we expected to contribute $972,000 to our pension plan in 2009. As of March 31, 2009, $243,000 had been contributed. We presently anticipate contributing an additional $729,000 to fund our pension plan in 2009.

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

In late 2007, we introduced the Legacy Gold product series, a new generation of life insurance and annuity products marketed in conjunction with prearranged funerals.  As a part of the process, we performed detailed analysis of the preneed market and of the characteristics of our particular block of business.  We believe that the result of these efforts is a very marketable product that balances profitability with competitive commissions and death benefit growth to provide adequate proceeds to cover funeral expenses and personal needs.  Underwritten and guaranteed issue options are available.  This product series replaced the Legacy Protector and Legacy Preferred series of life insurance and annuity products during early 2008.

The Heritage Final Expense product is sold in the final expense markets.  Introduced in 2002, it is reinsured on an 80% quota share basis exclusively with Munich American Reassurance Company.  This reinsurance arrangement has helped to reduce first year statutory surplus strain associated with new sales and should provide a stable profit stream for the future.  During the fourth quarter of 2008, this product was replaced by the new Heritage Final Expense II product, which incorporates the 2001 CSO table while also improving the marketability and profitability of the product.

In late 2008 we updated two of our products within this line to incorporate the 2001 CSO table while enhancing the marketability and profitability of these products.  The HLW Choice Whole Life replaced the Life Paid Up at 95 and the Heritage Protector IV replaced the Heritage Protector III.

Investors Heritage Life continues to market its third-party administrative ("TPA") services as an additional revenue source.  We currently have five TPA clients for which we provide tailored services to meet each client's individual business needs. We have been able to perform services for these clients using our existing in-house resources.

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

Investments in Fixed Maturities, Equity Securities and Mortgage Loans

We hold fixed maturities and equity interests in a variety of companies.  Additionally, we originate, underwrite and manage mortgage loans.  We continuously evaluate all of our investments based on current economic conditions, credit loss experience and other developments.  We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in value is other-than-temporary in nature.  This determination involves a degree of uncertainty.  If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders' equity. If a decline in a security's fair value is considered to be other-than-temporary, we utilize the provisions of SFAS 115 and FSP FAS 115-2 in determining the proper treatment for the other-than-temporary impairment.  Our adoption of FSP FAS 115-2 during the first quarter of 2009 amends the determination of other-than-temporary impairments for debt securities (see Note C), but not for equity securities.  For debt securities, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recorded in other comprehensive loss with no change to the cost basis of the security.  For equity securities, the amount of any other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security.

The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes management's judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired.  Future adverse changes in market conditions, poor operating results of underlying investments and defaults on mortgage loan payments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future.  Likewise, if a change occurs in our intent to hold temporarily impaired securities until maturity or recovery in value, or if it becomes more likely than not that we will be required to sell such securities prior to recovery in value or maturity, a future impairment charge could result.

If an other-than-temporary impairment related to a credit loss occurs with respect to a bond, we amortize the reduced book value back to the security's expected recovery value over the remaining term of the bond.  We continue to review the security for further impairment that would prompt another write-down in the value.

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

The Pension Protection Act of 2006 was passed by legislators and signed by the President on August 17, 2006 to address the funding mechanisms of pension plans. The Act alters the traditional formula under which plan liabilities must be funded, and it may result in significantly increased future funding costs depending on investment returns.  Although increased contributions are not yet required under the funding formula, we have voluntarily increased the projected contribution to our pension plan for 2009 by approximately $100,000 above our prior year contribution.

New Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2").  FSP FAS 115-2 requires entities to separate an other-than-temporary impairment of a fixed maturity security into two components when there are credit related losses associated with the impaired fixed maturity security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  FSP FAS 115-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We elected to adopt FSP FAS 115-2 effective January 1, 2009.  As a result of the adoption of this standard, we recognized a cumulative effect adjustment of $409,483 (net of deferred income tax of $137,326) to move non-credit related other-than-temporary impairments previously recognized in earnings for the year ended December 31, 2008 from retained earnings to accumulated other comprehensive income (loss) for fixed maturity securities held at the date of adoption.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly" ("FSP FAS 157-4").   Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.   In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value.   FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.   We elected to adopt FSP FAS 157-4 effective January 1, 2009, and its adoption did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1").   FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.   FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.   We will adopt FSP FAS 107-1 and APB 28-1 effective for the second quarter of 2009 and will include the required disclosures at that time.

Refer to Notes D and E of the condensed consolidated financial statements for more explanation of these new pronouncements as well as for the required disclosures.

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

Investors Heritage Life maintains a sound, conservative investment strategy. At March 31, 2009, 89.2% of invested assets consisted of fixed income securities compared to 89.2% at December 31, 2008. At March 31, 2009 and December 31, 2008, Investors Heritage Life's fixed income investments were 99.4% and 99.9% investment grade, respectively, as rated by Standard & Poor's.

During 2008, we recognized an other-than-temporary impairment loss relative to the two Lehman Brothers Holdings bonds in our portfolio that are in default, each with a par value of $2,000,000.  While we have written down these securities to fair value, we continue to work with our investment advisor to estimate a recovery value on the bonds.  Our current estimates are that we will ultimately recover anywhere from approximately 21%-60% of the par value on the bonds.  We are amortizing the bond values up to the low end of this range and plan to continue to hold these securities in expectation of future recoveries.

We have reviewed our investment portfolio and do not believe that there are additional securities that are other-than-temporarily impaired at March 31, 2009 beyond those impairments taken previously.  Other than the Lehman Brothers Holdings bonds, none of Investors Heritage Life's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments.  As of March 31, 2009, we have only one CMO, with a fair value of approximately $47,000, which has any level of direct subprime exposure.  Based on our analysis, we believe this investment is of high quality and expect no losses as a result of the current subprime concerns.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending, with approximately 99.9% of these investments being in commercial properties. All mortgage loans are either originated in-house or through two mortgage brokers, and all loans are secured by first mortgages on the real estate.  Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required.  We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, reviewing larger mortgage loans on an annual basis and diversifying the portfolio by property type.  At March 31, 2009, 7.1% of invested assets consisted of mortgage loans compared to 7.0% at December 31, 2008. We anticipate funding several new mortgage loan investments during the remainder of 2009 to maintain a similar to slightly higher percentage of mortgage loans to total invested assets. As of March 31, 2009, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 90 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement.  Management has assessed our position and as of March 31, 2009, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $7,902,301 for the first quarter of 2009 (a decrease of 1.7% compared to the first quarter of 2008). This decrease was primarily due to the current poor economic conditions that have limited disposable income typically used for new sales in many of our markets.  Total revenue was $12,628,833 for the first quarter of 2009 (a decrease of 1.0% compared to the first quarter of 2008).

Total benefits and expenses were $12,663,671 in the first quarter of 2009 (a decrease of 0.5% compared to the first quarter of 2008). This decrease correlates with the decrease in new business generated.

Net investment income was $4,440,161 for the first quarter of 2009 compared to $4,440,439 for the first quarter of 2008. The fluctuating economic environment continues to put pressure on new investment yields.

After providing for federal income taxes, our net loss was $26,569 with a loss per share of $0.02 for the first quarter of 2009 as compared to net income of $20,194 and earnings per share of $0.02 for the first quarter of 2008.

In light of prior year losses due to other-than-temporary impairments, we elected not to pay our typical annual dividend during the first quarter of 2009.

Business Segments

We internally evaluate the performance of our operations by the following four business segments:

Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $9,734,705 for the first quarter of 2009 (an increase of 1.7% compared to the first quarter of 2008). This increase is due primarily to increased preneed sales from the Legacy Gold preneed product series.  Pre-tax loss from operations was $276,186 for the three month period ended March 31, 2009 compared to a pre-tax loss from operations of $327,282 for the three month period ended March 31, 2008.  This improvement was also driven by the increase in sales revenue.

Traditional and Universal Life Products include traditional life and group life insurance products, certain annuities and universal life products. Revenues for this segment were $2,478,715 for the first quarter of 2009 (a decrease of 9.7% compared to the first quarter of 2008). Revenues on this segment are primarily derived from the sale of term insurance products through banks, for which demand fluctuates along with economic conditions. New sales have suffered due to the tightening of consumer credit markets.  Pre-tax loss from operations was $104,890 for the three month period ended March 31, 2009 compared to pre-tax income of $63,084 for the three month period ended March 31, 2008. The decrease in pre-tax income is primarily attributable to lower sales and higher than anticipated death claims.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident and health insurance products. We reinsure 100% of the related underwriting risk currently produced within this segment.  Accordingly, revenue is generated primarily from servicing and administering the credit business for our reinsurers. Because the revenue is fee-based, segment performance is in direct relation to new premium production coupled with fees generated as premiums are earned. Premium production within this segment is also significantly affected by economic conditions within our credit markets, particularly Kentucky.  Revenues for this segment were $84,169 for the first quarter of 2009 (a decrease of 9.3% compared to the first quarter of 2008). Pre-tax income from operations was $46,164 for the three month period ended March 31, 2009 compared to $70,675 for the three month period ended March 31, 2008. These decreases in revenue and pre-tax income are directly related to lower premium production within this segment of the business due to current economic and lending conditions.

Corporate and Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. This segment also includes fees generated from our TPA arrangements. Revenues for this segment were $331,244 for the first quarter of 2009 (a decrease of 2.1% compared to the first quarter of 2008).  Pre-tax income from operations was $300,074 for the three month period ended March 31, 2009 compared to pre-tax income of $220,001 for the three month period ended March 31, 2008. The increase in pre-tax income is primarily driven by a reduction in the stock option compensation expense due to changes in market values of the options between the two periods, which is partially offset by higher general administrative expenses in the current year.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, less than 1% of our consolidated revenues were generated by those subsidiaries. Approximately 7% of Investors Heritage Financial's revenue for the three month period ended March 31, 2009 was derived from the sale of Investors Heritage Life's credit insurance products. During the first three months of 2009, Kentucky Investors received dividends from Investors Heritage Financial totaling $68,000 and received distributions from At Need Funding of $33,000. We anticipate further dividend payments from Investors Heritage Financial and distributions from At Need Funding during the remainder of 2009.

Federal Income Taxes

The provision for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction, the 404(k) dividend deduction and the small life insurance company tax deduction. The effective tax rate was 23.7% for the three month periods ended March 31, 2009 and 2008, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of March 31, 2009.

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

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Kentucky Investors is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 14, 2009, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

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

KENTUCKY INVESTORS, INC.

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: May 14, 2009	President

BY: /s/Raymond L. Carr
Raymond L. Carr
DATE: May 14, 2009	Vice President - Chief Financial Officer