Form 10-Q
period 2009-06-30
Investors Heritage Capital Corp
filed 2009-08-14
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

0-1999

(Commission file number)

INVESTORS HERITAGE CAPITAL CORPORATION

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

(Title of Class)

Number of outstanding shares as of August 14, 2009 -- 1,130,536.256

PART I -- FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
ASSETS	2009	2008
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $284,082,610 and $282,335,626)	$ 290,750,132	$ 285,430,376
Equity securities (cost: $4,052,600 and $4,040,062)	4,219,448	3,938,177
Mortgage loans on real estate	22,348,692	22,512,438
Policy loans	6,977,474	6,971,949
Other long-term investments	927,209	1,021,741
Short-term investments	-	25,000
Total investments	325,222,955	319,899,681

Cash and cash equivalents	2,528,989	2,819,257
Accrued investment income	4,258,007	4,338,974
Due premiums	3,402,790	3,618,390
Deferred acquisition costs	19,568,801	19,882,671
Present value of future profits	21,614	30,260
Leased property under capital leases	207,471	283,695
Property and equipment	1,660,709	1,702,331
Cash value of company-owned life insurance	7,904,794	7,764,223
Other assets	314,340	338,182
Amounts recoverable from reinsurers	47,835,662	49,523,594
	$ 412,926,132	$ 410,201,258

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$ 341,925,931	$ 342,065,366
Unearned premium reserves	10,900,910	12,154,938
Policy claims	1,514,995	1,504,744
Liability for deposit-type contracts	2,781,380	2,733,214
Reserves for dividends and endowments and other	539,732	524,797
Total policy liabilities	357,662,948	358,983,059
Deferred federal income tax liability	2,356,239	1,292,352
Obligations under capital leases	209,692	284,307
Notes payable	3,346,075	3,701,506
Accrued pension liability	5,474,176	5,641,941
Other liabilities	2,970,370	1,990,538
Total liabilities	372,019,500	371,893,703

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,129,466 and 1,120,686)	1,129,466	1,120,686
Paid-in surplus	8,688,005	8,705,492
Accumulated other comprehensive income (loss)	113,921	(2,542,413)
Retained earnings	30,975,240	31,023,790
Total stockholders' equity	40,906,632	38,307,555
	$ 412,926,132	$ 410,201,258

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE
Premiums and other considerations	$ 10,805,292	$ 11,701,374	$ 20,718,561	$ 22,477,264
Premiums ceded	(2,584,113)	(3,489,408)	(4,595,081)	(6,226,941)
Net premiums earned	8,221,179	8,211,966	16,123,480	16,250,323

Investment income, net of expenses	4,343,383	4,512,816	8,783,544	8,953,255
Net realized investment gains (losses)	(936,182)	1,089	(866,576)	(382)
Other income	292,693	279,143	509,458	551,921
Total revenue	11,921,073	13,005,014	24,549,906	25,755,117

BENEFITS AND EXPENSES
Death and other benefits	7,644,959	7,864,875	16,367,978	16,621,343
Guaranteed annual endowments	143,952	155,650	276,375	295,326
Dividends to policyholders	140,398	172,291	257,335	302,293
Increase in benefit reserves and unearned premiums	1,083,326	1,450,082	1,477,895	1,883,642
Acquisition costs deferred	(1,257,420)	(1,206,231)	(2,472,854)	(2,356,107)
Amortization of deferred acquisition costs	1,393,088	1,380,036	2,618,399	2,688,507
Commissions	629,765	542,969	1,144,904	1,068,551
Other insurance expenses	2,843,278	2,394,856	5,614,985	4,974,598
Total benefits and expenses	12,621,346	12,754,528	25,285,017	25,478,153

INCOME (LOSS) BEFORE
FEDERAL INCOME TAXES	(700,273)	250,486	(735,111)	276,964

PROVISION (BENEFIT) FOR
FEDERAL INCOME TAXES
Current	(12,285)	87,140	172,056	133,975
Deferred	(179,690)	(27,686)	(372,300)	(68,237)
	(191,975)	59,454	(200,244)	65,738

NET INCOME (LOSS)	$ (508,298)	$ 191,032	$ (534,867)	$ 211,226

BASIC AND DILUTED NET EARNINGS
(LOSS) PER SHARE	$ (0.45)	$ 0.17	$ (0.48)	$ 0.19

DIVIDENDS PER SHARE	$ -	$ -	$ -	$ 0.38

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock	Paid-in Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity

BALANCE, JANUARY 1, 2008	$1,117,851	$8,650,907	$ 1,902,238	$32,886,104	$ 44,557,100

Comprehensive loss:
Net income	-	-	-	211,226	211,226
Change in net unrealized appreciation
on available-for-sale securities	-	-	(2,733,715)	-	(2,733,715)
Change in unrealized pension benefits	-	-	81,445	-	81,445
Change in fair value of hedging instrument	-	-	3,495	-	3,495
Total comprehensive loss					(2,437,549)
Cash dividends	-	-	-	(422,959)	(422,959)
Issuances (repurchases) of
common stock, net	(1,640)	28,325	-	(72,648)	(45,963)
BALANCE, JUNE 30, 2008	$1,116,211	$8,679,232	$ (746,537)	$32,601,723	$ 41,650,629

BALANCE, JANUARY 1, 2009	$ 1,120,686	$8,705,492	$ (2,542,413)	$31,023,790	$ 38,307,555

Cumulative effect of a change in
accounting principle	-	-	(272,157)	272,157	-
Comprehensive income:
Net loss	-	-	-	(534,867)	(534,867)
Change in net unrealized appreciation
on available-for-sale securities	-	-	2,741,538	-	2,741,538
Change in unrealized pension benefits	-	-	184,533	-	184,533
Change in fair value of hedging instrument	-	-	2,420	-	2,420
Total comprehensive income					2,393,624
Issuances (repurchases) of
common stock, net	8,780	(17,487)	-	214,160	205,453
BALANCE, JUNE 30, 2009	$1,129,466	$8,688,005	$ 113,921	$30,975,240	$ 40,906,632

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2009	2008

NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 2,399,536	$ 1,688,801

INVESTING ACTIVITIES
Securities available-for-sale:
Purchases	(29,070,692)	(11,207,911)
Sales and maturities	26,731,786	11,107,683
Other investments:
Cost of acquisitions	(602,360)	(976,672)
Sales and maturities	880,112	1,805,053
Net additions to property and equipment	(58,366)	(213,539)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,119,520)	514,614
FINANCING ACTIVITIES
Receipts from universal life policies credited to
policyholder account balances	3,502,911	3,705,763
Return of policyholder account balances on universal life policies	(3,923,217)	(4,620,311)
Payments on notes payable	(1,855,561)	(1,645,936)
Proceeds from notes payable	1,500,130	1,528,985
Dividends paid	-	(422,959)
Issuances (repurchases) of common stock, net	205,453	(45,963)

NET CASH USED IN FINANCING ACTIVITIES	(570,284)	(1,500,421)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(290,268)	702,994
Cash and cash equivalents at beginning of period	2,819,257	1,238,194
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,528,989	$ 1,941,188

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

NOTE A - Nature of Operations

Investors Heritage Capital Corporation (formerly known as Kentucky Investors, Inc. prior to name change effective June 1, 2009) is the holding company of Investors Heritage Life Insurance Company; Investors Heritage Printing, Inc., a printing company; Investors Heritage Financial Services Group, Inc., an insurance marketing company; is the sole member of At Need Funding, LLC, a limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies; and is the sole member of Heritage Funding, LLC, a limited liability company that invests in various business ventures. These entities are collectively hereinafter referred to as the "Company". Approximately 99% of Investors Heritage Capital's consolidated revenue is generated by Investors Heritage Life.

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

NOTE B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE C -- New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2").  FSP FAS 115-2 requires entities to separate an other-than-temporary impairment of a fixed maturity security into two components when there are credit related and non-credit related losses associated with the impaired fixed maturity security for which management asserts that it does not have the intent to sell the security, and it is not more likely than not that it will be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss).  We elected to early adopt FSP FAS 115-2 effective January 1, 2009.  As a result of the adoption of this standard, we recognized a cumulative effect adjustment of $409,483 (net of deferred income tax of $137,326) to move non-credit related other-than-temporary impairments previously recognized in earnings for the year ended December 31, 2008 from retained earnings to accumulated other comprehensive income (loss) for fixed maturity securities held at the date of adoption.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly" ("FSP FAS 157-4").   Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.   In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value.   We elected to early adopt FSP FAS 157-4 effective January 1, 2009, and its adoption did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1/APB 28-1").   FSP FAS 107-1/APB 28-1 requires disclosure about fair value of financial instruments in interim and annual financial statements.   FSP FAS 107-1/APB 28-1 was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.   We adopted FSP FAS 107-1/APB 28-1 effective for the second quarter of 2009 and have included the required disclosures within this report.

In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 became effective on November 15, 2008, following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company adopted SFAS No. 162 upon issuance, with no material impact on the consolidated financial statements. In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 168").  SFAS No. 168 replaces SFAS No. 162 and identifies the sources of accounting principles and the framework used when preparing interim and annual financial statements.  SFAS No. 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company will adopt SFAS No. 168 in the third quarter of 2009.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165").  SFAS No. 165 establishes general accounting standards for events occurring subsequent to the balance sheet date but before the financial statements are issued.  SFAS No. 165 became effective for interim and annual accounting periods ending after June 15, 2009.  The Company adopted SFAS No. 165 on issuance, with no material impact to the consolidated financial statements.  See Note K -- Subsequent Events.

NOTE D -- Investments

Investments in available-for-sale securities are summarized as follows:

		Gross	Gross Unrealized Losses
June 30, 2009	Amortized	Unrealized	Less Than	Greater Than	Fair
	Cost	Gains	12 Months	12 Months	Value
Fixed maturity securities:
U.S. government obligations	$ 36,966,272	$ 1,913,832	$ 45,363	$ -	$ 38,834,741
States and political subdivisions	23,210,282	888,726	41,431	111,050	23,946,527
Corporate	144,503,313	4,969,893	400,573	3,085,918	145,986,715
Foreign	20,646,739	1,692,903	16,216	513,074	21,810,352
Asset-backed securities	7,180,078	252,949	57,056	58,744	7,317,227
Mortgage-backed securities (MBS):
Commercial MBS	7,038,077	-	-	647,517	6,390,560
Residential MBS	44,537,849	1,926,161	-	-	46,464,010
Total fixed maturity securities	284,082,610	11,644,464	560,639	4,416,303	290,750,132
Equity securities:
U.S. agencies	552,800	-	-	-	552,800
Mutual funds	2,055,574	43,489	208,942	-	1,890,121
Nonredeemable corporate preferred	990,000	-	120,940	-	869,060
Corporate common stock	454,226	453,241	-	-	907,467
Total equity securities	4,052,600	496,730	329,882	-	4,219,448
Total	$ 288,135,210	$ 12,141,194	$ 890,521	$ 4,416,303	$ 294,969,580

		Gross	Gross Unrealized Losses
December 31, 2008	Amortized	Unrealized	Less Than	Greater Than	Fair
	Cost	Gains	12 Months	12 Months	Value
Fixed maturity securities:
U.S. government obligations	$ 22,387,095	$ 2,763,378	$ -	$ -	$ 25,150,473
States and political subdivisions	22,443,720	521,626	102,320	109,990	22,753,036
Corporate	140,156,197	3,369,812	1,821,035	4,034,601	137,670,373
Foreign	20,735,082	2,403,250	207,574	319,957	22,610,801
Asset-backed securities	11,892,227	39,362	148,789	279,173	11,503,627
Mortgage-backed securities	64,721,305	2,028,284	181,872	825,651	65,742,066
Total fixed maturity securities	282,335,626	11,125,712	2,461,590	5,569,372	285,430,376
Total equity securities	4,040,062	436,404	538,289	-	3,938,177
Total	$ 286,375,688	$ 11,562,116	$ 2,999,879	$ 5,569,372	$ 289,368,553

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

		Gross
June 30, 2009	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities
Fixed Maturities:
Fewer than 6 months:
U.S. government obligations	$ 2,837,236	$ 45,363	2
States and political subdivisions	2,003,560	41,431	1
Corporate	7,171,678	229,888	7
Foreign	936,970	16,216	1
7-12 months:
Corporate	3,194,068	170,685	5
Asset-backed securities	558,420	57,056	1
Greater than 12 months:
States and political subdivisions	888,950	111,050	1
Corporate	26,594,716	3,085,918	30
Foreign	1,456,540	513,074	2
Asset-backed securities	1,004,133	58,744	2
Commercial MBS	6,390,560	647,517	7
Total fixed maturities	53,036,831	4,976,942	59

Equities:
Fewer than 6 months:
Mutual funds	695,556	8,285	1
7-12 months:
Mutual funds	873,770	200,657	2
Nonredeemable corporate preferred	869,060	120,940	1
Total equities	2,438,386	329,882	4

Total	$ 55,475,217	$ 5,306,824	63

		Gross
December 31, 2008	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities
Fixed Maturities:
Fewer than 6 months	$ 29,639,437	$ 1,137,770	29
7-12 months	23,011,682	1,323,820	22
Greater than 12 months	33,855,448	5,569,372	47
Total fixed maturities	86,506,567	8,030,962	98

Equities:
Fewer than 6 months	1,520,803	538,289	3
Total equities	1,520,803	538,289	3

Total	$ 88,027,370	$ 8,569,251	101

As of June 30, 2009, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 67% and the equity securities noted above had a fair value to cost ratio of over 79%.   As of December 31, 2008, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 61% and the equity securities noted above had a fair value to cost ratio of over 65%.  At June 30, 2009 and December 31, 2008, the Company's fixed maturity securities were 97.2% and 99.9% investment grade, respectively, as rated by Standard & Poor's.

The Company's decision to record an impairment loss is primarily based on whether the security's fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security's fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer.  The Company also assesses whether it intends to sell or may be required to sell the security prior to its recovery in value.  For any fixed maturity securities that are other-than-temporarily impaired, the guidance in FSP FAS 115-2 is applied to determine whether the other-than-temporary impairment is credit-related or related to other factors.  Only in the case of a credit-related impairment where management cannot assert that it does not have the intent to sell the security, or it is not more likely than not that it will not be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains/losses in the consolidated statements of income.  Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost.

Based on our review, the Company recorded two other-than-temporary impairments during the second quarter of 2009.  The Company impaired its $2,000,000 par value CIT Group Holdings bond as a result of recent negative information relative to a potential government bailout.  This impairment was considered fully credit-related, resulting in a charge to the income statement before tax of $954,877 as of June 30, 2009.  This charge represents the difference between the amortized cost basis of the security and its fair value as management cannot assert that it does not have the intent to sell the security.  This bond was subsequently sold during July 2009.  The Company also impaired an ALCOA bond based on its intent to sell the security before recovery, generating a pre-tax credit-related loss of $22,953.  The Company experienced no other-than temporary impairments during the first quarter of 2009.

The Company experienced certain other-than-temporary impairments relative to Lehman Holdings bonds, Fifth Third mutual funds, and Bank of America and JP Morgan bonds during the third and fourth quarters of 2008.  Upon adoption of FSP FAS 115-2, a cumulative effect adjustment (as discussed in Note C) was made to reflect the fact that the other-than-temporary impairments on the Bank of America and JP Morgan bonds were not credit-related but rather were related to other factors in the marketplace as management asserts that it does not have the intent to sell, and it is not more likely than not that it will be required to sell the securities before recovery of their cost basis.  Since March 31, 2009, the cost basis in the JP Morgan securities had substantially recovered.  As such, the JP Morgan securities were sold during the second quarter at a net gain.  The Company continues to assert that it does not have the intent to sell, and it is not more likely than not that it will be required to sell the Bank of America securities before recovery of their cost basis.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	June 30,	December 31,
	2009	2008
Net unrealized appreciation on
available-for sale securities	$ 6,834,370	$ 2,992,865
Adjustment to deferred acquisition costs	(323,307)	(154,982)
Deferred income taxes	(2,587,521)	(1,383,722)
Net unrealized appreciation on
available-for sale securities	$ 3,923,542	$ 1,454,161

The amortized cost and fair value of fixed maturity securities at June 30, 2009, by contractual maturity, are presented below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$ 9,574,965	$ 9,794,319
Due after one year through five years	94,524,139	98,853,029
Due after five years through ten years	88,072,182	87,329,978
Due after ten years	40,335,398	41,918,236
Due at multiple maturity dates	51,575,926	52,854,570
Total	$ 284,082,610	$ 290,750,132

Proceeds for the three months ended June 30, 2009 and 2008 from sales and maturities of investments in available-for-sale securities were $11,654,215 and $3,077,628, respectively.  Gross gains of $54,817 and $1,089 and gross losses of $13,169 and $0 were realized on those sales during the three month periods ended June 30, 2009 and 2008, respectively.  Proceeds for the six months ended June 30, 2009 and 2008 from sales and maturities of investments in available-for-sale securities were $26,731,786 and $11,107,683, respectively.  Gross gains of $126,352 and $1,458 and gross losses of $15,098 and $1,839 were realized on those sales during the six month periods ended June 30, 2009 and 2008, respectively.

Presented below is investment information, including the accumulated quarter and year-to-date change in net unrealized investment gains or losses.  Additionally, the table shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities for the three and six months ended June 30, 2009 and 2008.

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Change in unrealized investment
gains (losses):
Available-for-sale:
Fixed maturities	$ 6,702,543	$ (6,656,196)	$ 3,572,772	$ (3,963,409)
Equity securities	614,011	(257,330)	268,733	(494,487)
Realized investment gains (losses):
Available-for-sale:
Fixed maturities	$ (936,182)	$ 1,089	$ (866,576)	$ (382)
Equity securities	-	-	-	-

Major categories of net investment income are summarized as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Fixed maturities	$ 3,960,649	$ 3,998,264	$ 8,011,480	$ 8,003,447
Mortgage loans on real estate	405,170	493,564	809,980	935,052
Other	201,623	230,715	401,990	434,194
	4,567,442	4,722,543	9,223,450	9,372,693
Investment expenses	224,059	209,727	439,906	419,438
	$ 4,343,383	$ 4,512,816	$ 8,783,544	$ 8,953,255

NOTE E -- Fair Values of Financial Instruments

SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.  Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  We also consider the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity in accordance with FSP FAS 157-4.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities. The Company's Level 1 assets and liabilities include fixed maturities and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's Level 2 assets and liabilities include fixed maturities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed fixed maturities and corporate fixed maturities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company's Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments and asset-backed securities where independent pricing inputs were not able to be obtained for a significant portion of the underlying assets.

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

The following table presents the Company's fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, respectively.

	June 30, 2009
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$ -	$ 37,835,041	$ 999,700	$ 38,834,741
States and political subdivisions	-	23,946,527	-	23,946,527
Corporate	-	139,795,118	6,191,597	145,986,715
Foreign	-	21,810,352	-	21,810,352
Asset-backed securities	-	5,702,267	1,614,960	7,317,227
Mortgage-backed securities:
Commercial MBS	-	6,390,560	-	6,390,560
Residential MBS	-	46,464,010	-	46,464,010
Total fixed maturities	$ -	$ 281,943,875	$ 8,806,257	$ 290,750,132

Equity securities:
U.S. agencies	$ 552,800	$ -	$ -	$ 552,800
Mutual funds	1,890,121	-	-	1,890,121
Nonredeemable corporate preferred	869,060	-	-	869,060
Corporate common stock	565,067	-	342,400	907,467
Total equity securities	$ 3,877,048	$ -	$ 342,400	$ 4,219,448

	December 31, 2008
	Level 1	Level 2	Level 3	Total

Fixed maturities	$ -	$ 277,204,295	$ 8,226,081	$ 285,430,376
Equity securities	3,595,777	-	342,400	3,938,177

At June 30, 2009, Level 3 financial instruments consisted of six corporate fixed maturities, one U.S. government obligation, two asset-backed securities, one corporate redeemable preferred stock and one common stock, where trading has been limited.  At December 31, 2008, Level 3 financial instruments consisted of four corporate fixed maturities, one U.S. government obligation, two asset-backed securities, one corporate redeemable preferred stock and one common stock, where trading has been limited.  The fair values for these securities were primarily determined through the use of non-binding broker quotes and internal models using unobservable assumptions about market participants.

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the three and six month periods ended June 30, 2009 and 2008, respectively.

Quarter Ended June 30, 2009
	April 1,	Realized	Unrealized
	2009	Gains	Gains	Purchases	Transfers	Ending
	Balance	(Losses)	(Losses)	(Sales)	In (Out)	Balance

Fixed maturities:
U.S. Government obligations	$ 1,929,473	$ -	$ (22,489)	$ 705,486	$ (1,612,770)	$ 999,700
Corporate	5,231,724	-	184,658	775,215	-	6,191,597
Asset-backed securities	1,629,271	-	21,100	(35,411)	-	1,614,960
Total fixed maturities	$ 8,790,468	-	$ 183,269	$ 1,445,290	$ (1,612,770)	$ 8,806,257
Equity securities:
Corporate common stock	$ 342,400	$ -	$ -	$ -	$ -	$ 342,400
Total equity securities	$ 342,400	$ -	$ -	$ -	$ -	$ 342,400

Quarter Ended June 30, 2008
	April 1,	Realized	Unrealized
	2008	Gains	Gains	Purchases	Transfers	Ending
	Balance	(Losses)	(Losses)	(Sales)	In (Out)	Balance

Fixed maturities	$ 6,822,872	$ -	$ (155,779)	$ -	$ 995,171	$ 7,662,264
Equity securities	320,000	-	-	-	-	320,000

Six Months Ended June 30, 2009
	January 1,	Realized	Unrealized
	2009	Gains	Gains	Purchases	Transfers	Ending
	Balance	(Losses)	(Losses)	(Sales)	In (Out)	Balance

Fixed maturities:
U.S. Government obligations	$ 2,037,998	$ -	$ (17,933)	$ 592,405	$ (1,612,770)	$ 999,700
Corporate	4,588,512	-	(42,771)	1,645,856	-	6,191,597
Asset-backed securities	1,599,571	-	85,462	(70,073)	-	1,614,960
Total fixed maturities	$ 8,226,081	$ -	$ 24,758	$ 2,168,188	$ (1,612,770)	$ 8,806,257
Equity securities:
Corporate common stock	$ 342,400	$ -	$ -	$ -	$ -	$ 342,400
Total equity securities	$ 342,400	$ -	$ -	$ -	$ -	$ 342,400

Six Months Ended June 30, 2008
	January 1,	Realized	Unrealized
	2008	Gains	Gains	Purchases	Transfers	Ending
	Balance	(Losses)	(Losses)	(Sales)	In (Out)	Balance

Fixed maturities	$ 6,940,640	$ -	$ (273,547)	$ -	$ 995,171	$ 7,662,264
Equity securities	320,000	-	-	-	-	320,000

The unrealized gains (losses) on Level 3 investments are recorded as a component of accumulated other comprehensive income (loss), net of tax, in accordance with required accounting for our available-for-sale portfolio.

The following disclosure of the estimated fair values of financial instruments, as of June 30, 2009 and December 31, 2008, is made in accordance with the requirements of FSP FAS 107-1 and APB 28-1.  The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.  However, considerable judgment was required to interpret market data to develop these estimates.  Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange.  The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Fixed maturities	$ 290,750,132	$ 290,750,132	$ 285,430,376	$ 285,430,376
Equity securities	4,219,448	4,219,448	3,938,177	3,938,177
Mortgage loans on real estate:
Commercial	22,318,002	22,429,421	22,480,039	23,517,378
Residential	30,690	32,772	32,399	35,509
Policy loans	6,977,474	6,977,474	6,971,949	6,971,949
Other long-term investments	927,209	927,209	1,021,741	1,021,741
Short-term investments	-	-	25,000	25,000
Cash and cash equivalents	2,528,989	2,528,989	2,819,257	2,819,257
Accrued investment income	4,258,007	4,258,007	4,338,974	4,338,974
Cash value of company-owned
life insurance	7,904,794	7,904,794	7,764,223	7,764,223

Liabilities:
Policyholder deposits
(Investment-type contracts)	$ 51,368,911	$ 50,343,633	$ 51,491,954	$ 48,926,107
Policy claims	1,514,995	1,514,995	1,504,744	1,504,744
Obligations under capital leases	209,692	209,692	284,307	284,307
Notes payable	3,346,075	3,099,934	3,701,506	3,485,607

The following methods and assumptions were used in estimating the "fair value" disclosures for financial instruments in the accompanying financial statements and notes thereto:

Fixed maturities and equity securities:  The fair values for fixed maturities and equity securities (including redeemable preferred stocks) are based on the principles required by SFAS No. 157, as previously discussed.

Mortgage loans on real estate:  The fair values for mortgage loans are estimated using discounted cash flow analyses, using the actual spot rate yield curve in effect at the end of each period.

Cash and cash equivalents, short-term investments, policy loans, accrued investment income and other long-term investments:  The carrying amounts reported for these financial instruments approximate their fair values.

Cash value of company-owned life insurance:  The carrying values and fair values for these policies are based on the current cash surrender values of the policies.

Investment-type contracts:  In accordance with SFAS No. 157, the fair value for liabilities under investment-type insurance contracts (accumulation annuities) is calculated using a discounted cash flow approach.  Cash flows were projected using actuarial assumptions and discounted to the valuation date using risk-free rates adjusted for credit risk and the nonperformance risk of the liabilities.

Policy claims and obligations under capital leases:  The carrying amounts reported for these liabilities approximate their fair value.

Notes payable:  The fair values for notes payable on commercial loans with fixed interest rates are estimated using discounted cash flow analyses, assuming current interest rate assumptions for similar borrowings based on information gathered from market loan brokers.  The fair value for notes payable with floating interest rates and promissory notes approximate the unpaid principal balances on such notes.

The fair values for insurance contracts other than investment-type contracts are not required to be disclosed under SFAS No. 107.

NOTE F - Earnings per Share and Stock-Based Compensation

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the three months ended June 30, 2009 and 2008 were 1,125,932 and 1,114,343, respectively.  The weighted average number of shares outstanding for the six months ended June 30, 2009 and 2008 were 1,123,324 and 1,114,725, respectively.

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

Under our stock option and stock appreciation rights plan, there were 61,125 outstanding options, having an exercise price of $23.00 per share, as of June 30, 2009 and 2008. We recognized no change in compensation expense relative to the outstanding options for the three month period ended June 30, 2009 compared to a decrease in compensation expense relative to the outstanding options of $253,669 for the three month period ended June 30, 2008.  We recognized a decrease in compensation expense relative to the outstanding options of $213,938 for the six month period ended June 30, 2009 compared to a decrease in compensation expense of $207,825 associated with such options for the six month period ended June 30, 2008. These changes in compensation expense were based on changes in the market value of the Company's stock compared to the exercise price of the options as of those dates.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue:
Preneed and burial products	$ 9,904,070	$ 9,775,797	$ 19,638,775	$ 19,350,256
Traditional and universal life products	2,533,125	2,848,834	5,011,840	5,593,257
Credit insurance products and
administrative services	92,927	110,332	177,096	203,140
Corporate and other	(609,049)	270,051	(277,805)	608,464
	$ 11,921,073	$ 13,005,014	$ 24,549,906	$ 25,755,117

Pre-tax income (loss) from operations:
Preneed and burial products	$ 28,102	$ (211,397)	$ (248,084)	$ (538,679)
Traditional and universal life products	138,308	96,966	33,418	160,050
Credit insurance products and
administrative services	59,771	73,795	105,935	144,470
Corporate and other	(926,454)	291,122	(626,380)	511,123
	$ (700,273)	$ 250,486	$ (735,111)	$ 276,964

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

NOTE I -- Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related federal income taxes, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Total net unrealized gains (losses)
arising during the period	$ 3,667,623	$ (4,834,495)	$ 1,874,962	$ (2,734,097)
Less: Net realized investment gains (losses)	(936,182)	1,089	(866,576)	(382)
Net unrealized gains (losses)	4,603,805	(4,835,584)	2,741,538	(2,733,715)
Change in unrealized pension benefits	92,266	61,218	184,533	81,445
Change in fair value of hedging instrument	1,237	3,078	2,420	3,495
Net income (loss)	(508,298)	191,032	(534,867)	211,226
Total comprehensive income (loss)	$ 4,189,010	$ (4,580,256)	$ 2,393,624	$ (2,437,549)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

NOTE J -- Employee Benefit Plans

We sponsor a noncontributory pension plan which covers substantially all employees. Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service. Benefits are funded based on actuarially-determined amounts.

The following table provides the components of our net periodic benefit cost:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Service cost	$ 94,516	$ 96,426	$ 189,032	$ 185,456
Interest cost	235,173	235,277	470,347	436,108
Expected return on plan assets	(170,572)	(227,682)	(341,144)	(458,936)
Recognized net loss	139,798	92,753	279,596	123,402
Net periodic benefit cost	$ 298,915	$ 196,774	$ 597,831	$ 286,030

We previously disclosed in our financial statements for the year ended December 31, 2008 that we expected to contribute $972,000 to our pension plan in 2009. As of June 30, 2009, $486,000 had been contributed. We presently anticipate contributing an additional $486,000 to fund our pension plan in 2009.

NOTE K -- Subsequent Events

Upon their maturity at June 30, 2009, the Company and its current provider mutually decided not to renew the At Need Funding line of credit and operating line of credit.  The amount outstanding on the At Need Funding line of credit of $600,117 was repaid in full subsequent to June 30, 2009.  No amounts were outstanding on the operating line of credit.  We are currently reviewing offers from other providers to obtain similar lines.  We do not expect any significant impact resulting from this interruption in the availability of the line of credit given that Investors Heritage Life can support At Need Funding borrowing needs in the short-term.

Subsequent events or transactions have been evaluated for potential recognition or disclosure through August 14, 2009, which is the date that the financial statements have been issued.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Investors Heritage Capital Corporation (formerly known as Kentucky Investors, Inc. prior to name change effective June 1, 2009) is incorporated under the laws of the Commonwealth of Kentucky and wholly owns Investors Heritage Life Insurance Company, a life insurance company also incorporated under the laws of the Commonwealth of Kentucky. Investors Heritage Capital also wholly owns Investors Heritage Financial Services Group, Inc., a Kentucky insurance marketing company; Investors Heritage Printing, Inc., a Kentucky printing company that provides printing to Investors Heritage Life and other unaffiliated parties; is the sole member of At Need Funding, LLC, a Kentucky limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies; and is the sole member of Heritage Funding, LLC, a limited liability company that invests in various business ventures.

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

In late 2007, we introduced the Legacy Gold product series, a generation of life insurance and annuity products marketed in conjunction with prearranged funerals.  As a part of the process, we performed detailed analysis of the preneed market and of the characteristics of our particular block of business.  We believe that the result of these efforts is a very marketable product that balances profitability with competitive commissions and death benefit growth to provide adequate proceeds to cover funeral expenses and personal needs.  Underwritten and guaranteed issue options are available.  This product series replaced the Legacy Protector and Legacy Preferred series of life insurance and annuity products during early 2008.

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

Our primary uses of cash are ongoing operating expenses, debt service and dividend payments. Our principal sources of cash are the dividends paid to us by Investors Heritage Life and Investors Heritage Financial in addition to rent paid by Investors Heritage Life under the terms of a building lease. Investors Heritage Life's principal sources of cash are proceeds received from the sale of life insurance policies, administrative service fees and investment income, including realized gains (losses), less interest credited and benefits to policyholders and expenses.

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

Investments in Fixed Maturities, Equity Securities and Mortgage Loans

We hold fixed maturities and equity interests in a variety of companies.  Additionally, we originate, underwrite and manage mortgage loans.  We continuously evaluate all of our investments based on current economic conditions, credit loss experience and other developments.  We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in value is other-than-temporary in nature.  This determination involves a degree of uncertainty.  If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders' equity. If a decline in a security's fair value is considered to be other-than-temporary, we utilize the provisions of SFAS 115 and FSP FAS 115-2 in determining the proper treatment for the other-than-temporary impairment.  Our adoption of FSP FAS 115-2 during the first quarter of 2009 amends the determination of other-than-temporary impairments for fixed maturities (see Note C to our condensed consolidated financial statements), but not for equity securities.  For fixed maturities, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recorded in other comprehensive loss with no change to the cost basis of the security.  For equity securities, the amount of any other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security.

The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes management's judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired.  Future adverse changes in market conditions, poor operating results of underlying investments and defaults on mortgage loan payments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future.  Likewise, if a change occurs in our intent to sell temporarily impaired securities prior to maturity or recovery in value, or if it becomes more likely than not that we will be required to sell such securities prior to recovery in value or maturity, a future impairment charge could result.

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

New Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2").  FSP FAS 115-2 requires entities to separate an other-than-temporary impairment of a fixed maturity security into two components when there are credit related and non-credit related losses associated with the impaired fixed maturity security for which management asserts that it does not have the intent to sell the security, and it is not more likely than not that it will be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss).  We elected to early adopt FSP FAS 115-2 effective January 1, 2009.  As a result of the adoption of this standard, we recognized a cumulative effect adjustment of $409,483 (net of deferred income tax of $137,326) to move non-credit related other-than-temporary impairments previously recognized in earnings for the year ended December 31, 2008 from retained earnings to accumulated other comprehensive income (loss) for fixed maturity securities held at the date of adoption.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly" ("FSP FAS 157-4").   Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.   In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value.   We elected to early adopt FSP FAS 157-4 effective January 1, 2009, and its adoption did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1/APB 28-1").   FSP FAS 107-1/APB 28-1 requires disclosure about fair value of financial instruments in interim and annual financial statements.   FSP FAS 107-1/APB 28-1 was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.   We adopted FSP FAS 107-1/APB 28-1 effective for the second quarter of 2009 and have included the required disclosures within our footnotes.

Refer to Notes D and E to our condensed consolidated financial statements for more explanation of the above-mentioned new pronouncements as well as for the required disclosures.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 became effective on November 15, 2008, following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company adopted SFAS No. 162 upon issuance, with no material impact on the consolidated financial statements. In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 168").  SFAS No. 168 replaces SFAS No. 162 and identifies the sources of accounting principles and the framework used when preparing interim and annual financial statements.  SFAS No. 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company will adopt SFAS No. 168 in the third quarter of 2009.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165").  SFAS No. 165 establishes general accounting standards for events occurring subsequent to the balance sheet date but before the financial statements are issued.  SFAS No. 165 became effective for interim and annual accounting periods ending after June 15, 2009.  The Company adopted SFAS No. 165 on issuance, with no material impact to the consolidated financial statements.  Refer to Note K to our condensed consolidated financial statement for disclosures relative to subsequent events.

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

Investors Heritage Life maintains a sound, conservative investment strategy. At June 30, 2009, 89.4% of invested assets consisted of fixed income securities compared to 89.2% at December 31, 2008. At June 30, 2009 and December 31, 2008, Investors Heritage Life's fixed income investments were 97.2% and 99.9% investment grade, respectively, as rated by Standard & Poor's.

Based on our review, the Company recorded two other-than-temporary impairments during the second quarter of 2009.  The Company impaired its $2,000,000 par value CIT Group Holdings bond as a result of recent negative information relative to a potential government bailout.  This impairment was considered fully credit-related, resulting in a charge to the income statement before tax of $954,877 as of June 30, 2009.  This charge represents the difference between the amortized cost basis of the security and its fair value as management cannot assert that it does not have the intent to sell the security.  This bond was subsequently sold during July 2009.  The Company also impaired an ALCOA bond based on its intent to sell the security before recovery, generating a pre-tax credit-related loss of $22,953.  The Company experienced no other-than temporary impairments during the first quarter of 2009.

During 2008, we recognized an other-than-temporary impairment loss relative to the two Lehman Brothers Holdings bonds in our portfolio that are in default, each with a par value of $2,000,000.  While we have written down these securities to fair value, we continue to work with our investment advisor to estimate a recovery value on the bonds.  Our current estimates are that we will ultimately recover anywhere from approximately 21%-60% of the par value on the bonds.  We are amortizing the bond values up to the low end of this range and do not intend to sell these securities in expectation of future recoveries.

We have reviewed our investment portfolio and do not believe that there are additional securities that are other-than-temporarily impaired at June 30, 2009 beyond those impairments already taken.  Other than the Lehman Brothers Holdings bonds, none of Investors Heritage Life's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments.  As of June 30, 2009, we have only one CMO, with a fair value of approximately $45,000, which has any level of direct subprime exposure.  Based on our analysis, we believe this investment is of high quality and expect no losses as a result of the current subprime concerns.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending, with approximately 99.9% of these investments being in commercial properties. All mortgage loans are either originated in-house or through two mortgage brokers, and all loans are secured by first mortgages on the real estate.  Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required.  We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, reviewing larger mortgage loans on an annual basis and diversifying the portfolio by property type.  At June 30, 2009, 6.9% of invested assets consisted of mortgage loans compared to 7.0% at December 31, 2008. We anticipate maintaining a similar to slightly higher percentage of mortgage loans to total invested assets into the near future. As of June 30, 2009, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 180 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

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

Investors Heritage Capital's principal sources of cash flow are rental income and dividends from its subsidiaries. Investors Heritage Capital's principal long-term obligations are payments on long-term debt.

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement.  Management has assessed our position and as of June 30, 2009, we are in compliance with all debt covenant requirements.

We are not aware of any commitments or unusual events that could materially affect capital resources. We have the option to prepay certain notes payable at our discretion prior to their maturity dates.

We will continue to explore various opportunities including mergers and acquisitions and purchasing blocks of business from other companies, which may dictate a need for either long-term or short-term debt.  There are no restrictions as to use of funds except the restriction on Investors Heritage Life as to the payment of cash dividends to Investors Heritage Capital.

Upon their maturity at June 30, 2009, the Company and its current provider mutually decided not to renew the At Need Funding line of credit and operating line of credit.  The amount outstanding on the At Need Funding line of credit of $600,117 was repaid in full subsequent to June 30, 2009.  No amounts were outstanding on the operating line of credit.  We are currently reviewing offers from other providers to obtain similar lines.  We do not expect any significant impact resulting from this interruption in the availability of the line of credit given that Investors Heritage Life can support At Need Funding borrowing needs in the short-term.

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $8,221,179 for the second quarter of 2009 (an increase of 0.1% compared to the second quarter of 2008) and $16,123,480 for the six months ended June 30, 2009 (a decrease of 0.8% compared to the corresponding period in 2008).  The current poor economic conditions continue to limit disposable income typically used for new sales in many of our markets.

Net investment income was $4,343,383 for the second quarter of 2009 (a decrease of 3.8% compared to the second quarter of 2008) and $8,783,544 for the six months ended June 30, 2009 (a decrease of 1.9% compared to the corresponding period in 2008).  The fluctuating economic environment continues to put pressure on new investment yields.

Net realized losses were $936,182 and $866,576 for the three and six month periods ended June 30, 2009.  These losses were primarily driven by the other-than-temporary impairment charge taken on our CIT Group Holdings bond, as previously discussed.

Total revenue was $11,921,073 for the second quarter of 2009 (a decrease of 8.3% compared to the second quarter of 2008) and $24,549,906 for the six months ended June 30, 2009 (a decrease of 4.7% compared to the corresponding period in 2008).

Total benefits and expenses were $12,621,346 in the second quarter of 2009 (a decrease of 1.0% compared to the second quarter of 2008) and $25,285,017 for the six months ended June 30, 2009 (a decrease of 0.8% compared to the corresponding period in 2008).  This decrease correlates with the decrease in new business generated coupled with the allowable reduction of certain death benefit crediting rates.

After providing for federal income taxes, our net loss was $508,298 with a loss per share of $0.45 for the second quarter of 2009 as compared to net income of $191,032 and earnings per share of $0.17 for the second quarter of 2008.  Our net loss for the six months ended June 30, 2009 was $534,867 with a loss per share of $0.48 compared with net income of $211,226 and earnings per share of $0.19 for the six months ended June 30, 2008.

In light of recent losses due to other-than-temporary impairments, we elected not to pay our typical annual dividend during 2009.

Business Segments

We internally evaluate the performance of our operations by the following four business segments:

Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $9,904,070 for the second quarter of 2009 (an increase of 1.3% compared to the second quarter of 2008) and $19,638,775 for the six months ended June 30, 2009 (an increase of 1.5% compared to the corresponding period in 2008).  This increase is due primarily to increased preneed sales from the Legacy Gold preneed product series.  Pre-tax income (loss) from operations was $28,102 and ($248,084) for the three and six month periods ended June 30, 2009 compared to a pre-tax loss from operations of ($211,397) and ($538,679) for the three and six month periods ended June 30, 2008.  This improvement was driven by the corresponding increase in sales revenue and the allowable reduction of certain death benefit crediting rates.

Traditional and Universal Life Products include traditional life and group life insurance products, certain annuities and universal life products. Revenues for this segment were $2,533,125 for the second quarter of 2009 (a decrease of 11.1% compared to the second quarter of 2008) and $5,011,840 for the six months ended June 30, 2009 (a decrease of 10.4% compared to the corresponding period in 2008).  Revenues on this segment are primarily derived from the sale of term insurance products through banks, for which demand fluctuates along with economic conditions. New sales have suffered due to the tightening of consumer credit markets.  Pre-tax income from operations was $138,308 and $33,418 for the three and six month periods ended June 30, 2009 compared to pre-tax income of $96,966 and $160,050 for the three and six month periods ended June 30, 2008. The changes in pre-tax income are primarily attributable to lower sales coupled with fluctuations in death claims between periods.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident and health insurance products. We reinsure 100% of the related underwriting risk currently produced within this segment.  Accordingly, revenue is generated primarily from servicing and administering the credit business for our reinsurers. Because the revenue is fee-based, segment performance is in direct relation to new premium production coupled with fees generated as premiums are earned. Premium production within this segment is also significantly affected by economic conditions within our credit markets, particularly Kentucky.  Revenues for this segment were $92,927 for the second quarter of 2009 (a decrease of 15.8% compared to the second quarter of 2008) and $177,096 for the six months ended June 30, 2009 (a decrease of 12.8% compared to the corresponding period in 2008).  Pre-tax income from operations was $59,771 and $105,935 for the three and six month periods ended June 30, 2009 compared to $73,795 and $144,470 for the three and six month periods ended June 30, 2008.  These decreases in revenue and pre-tax income are directly related to lower premium production within this segment of the business due to current economic and lending conditions.

Corporate and Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. This segment also includes fees generated from our TPA arrangements as well as the impact of realized investment gains and losses.  Revenues, including net realized investment losses, for this segment were ($609,049) and ($277,805) for the three and six month periods ended June 30, 2009.  Likewise, the pre-tax loss from operations was ($926,454) and ($626,380) for the three and six month periods ended June 30, 2009. The current period losses were driven primarily by the other-than-temporary impairments taken during the second quarter of 2009, as previously discussed.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, approximately 1% of our consolidated revenues were generated by those subsidiaries. Approximately 8% of Investors Heritage Financial's revenue for the six month period ended June 30, 2009 was derived from the sale of Investors Heritage Life's credit insurance products. During the first six months of 2009, Investors Heritage Capital received dividends from Investors Heritage Financial totaling $68,000 and received distributions from At Need Funding of $33,000. We anticipate further dividend payments from Investors Heritage Financial and distributions from At Need Funding during the remainder of 2009.

Federal Income Taxes

The provision for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction, the 404(k) dividend deduction and the small life insurance company tax deduction. The effective tax rate was 27.4% and 27.2% for the three and six month periods ended June 30, 2009, respectively, compared to 23.7% for both the three and six month periods ended June 30, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of June 30, 2009.

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

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 14, 2009, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

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

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)   The annual meeting of the stockholders was held May 14, 2009 at 11:00 a.m. for the following purposes:

(1)  An Amendment to the Company's Articles of Incorporation was approved to change the Company's name to Investors Heritage Capital Corporation.

The following number of votes cast was as follows:

FOR	925,948.158
AGAINST	2,421.320
ABSTAIN	3,136.960

(2)   Three (3) directors were elected to hold office for a term of three (3) years or until their successors are duly elected and qualified.

The following individuals were elected for a term of three (3) years and the number of votes cast was as follows:

Howard L. Graham -- Number of Votes Cast FOR -- 929,894.408; WITHHELD -- 1,612.03

Robert M. Hardy, Jr. -- Number of Votes Cast FOR -- 927,211.688; WITHHELD -- 4,294.75

Dr. Jerry F. Howell, Jr. -- Number of Votes Cast FOR -- 929,724.048; WITHHELD -- 1,782.39

The other directors whose terms will continue after the meeting are:

Gordon C. Duke	Harold F. Doran, Jr.
Harry Lee Waterfield II	Helen S. Wagner
Michael F. Dudgeon, Jr.	David W. Reed

ITEM 5. Other Information

None

ITEM 6. Exhibits

31.1 & 31.2	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: August 14, 2009	President

BY: /s/Raymond L. Carr
Raymond L. Carr
DATE: August 14, 2009	Vice President - Chief Financial Officer