Form 10-Q
period 2009-09-30
Investors Heritage Capital Corp
filed 2009-11-12
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Common Capital Stock par value $1.00 per share

(Title of Class)

Number of outstanding shares as of November 12, 2009 1,135,764.356

SIGNATURES	31

EXHIBIT 31.1	32
EXHIBIT 31.2	34
EXHIBIT 32	36

PART I -- FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
ASSETS	2009	2008
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $285,974,328 and $282,335,626)	$ 301,725,844	$ 285,430,376
Equity securities (cost: $4,056,869 and $4,040,062)	4,353,641	3,938,177
Mortgage loans on real estate	21,273,116	22,512,438
Policy loans	6,969,923	6,971,949
Other long-term investments	883,678	1,021,741
Short-term investments	-	25,000
Total investments	335,206,202	319,899,681

Cash and cash equivalents	2,816,813	2,819,257
Accrued investment income	3,441,636	4,338,974
Due premiums	3,494,657	3,618,390
Deferred acquisition costs	18,930,540	19,882,671
Present value of future profits	17,291	30,260
Leased property under capital leases	171,316	283,695
Property and equipment	1,793,057	1,702,331
Cash value of company-owned life insurance	8,414,816	7,764,223
Other assets	356,124	338,182
Amounts recoverable from reinsurers	46,539,047	49,523,594
	$ 421,181,499	$ 410,201,258

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$ 342,348,811	$ 342,065,366
Unearned premium reserves	10,048,189	12,154,938
Policy claims	1,454,284	1,504,744
Liability for deposit-type contracts	2,755,905	2,733,214
Reserves for dividends and endowments and other	530,468	524,797
Total policy liabilities	357,137,657	358,983,059
Deferred federal income tax liability	5,558,214	1,292,352
Obligations under capital leases	177,509	284,307
Notes payable	2,577,465	3,701,506
Accrued pension liability	5,390,293	5,641,941
Other liabilities	2,340,825	1,990,538
Total liabilities	373,181,963	371,893,703

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,135,754 and 1,120,686)	1,135,754	1,120,686
Paid-in surplus	8,737,898	8,705,492
Accumulated other comprehensive income (loss)	6,059,930	(2,542,413)
Retained earnings	32,065,954	31,023,790
Total stockholders' equity	47,999,536	38,307,555
	$ 421,181,499	$ 410,201,258

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUE
Premiums and other considerations	$ 9,987,378	$ 11,728,363	$ 30,705,939	$ 34,205,627
Premiums ceded	(1,644,520)	(3,297,029)	(6,239,601)	(9,523,970)
Net premiums earned	8,342,858	8,431,334	24,466,338	24,681,657

Investment income, net of expenses	4,327,540	4,401,634	13,111,084	13,354,889
Net realized investment gains (losses)	709,595	(2,907,145)	(156,981)	(2,907,527)
Other income	327,706	272,868	837,164	824,789
Total revenue	13,707,699	10,198,691	38,257,605	35,953,808

BENEFITS AND EXPENSES
Death and other benefits	6,082,136	7,101,104	22,450,114	23,722,447
Guaranteed annual endowments	113,712	122,129	390,087	417,455
Dividends to policyholders	101,702	114,309	359,037	416,602
Increase in benefit reserves
and unearned premiums	2,885,874	1,929,152	4,363,769	3,812,794
Acquisition costs deferred	(1,031,266)	(1,184,285)	(3,504,120)	(3,540,392)
Amortization of deferred acquisition costs	1,282,590	1,338,976	3,900,989	4,027,483
Commissions	639,803	584,751	1,784,707	1,653,302
Other insurance expenses	2,249,348	2,199,905	7,864,333	7,174,503
Total benefits and expenses	12,323,899	12,206,041	37,608,916	37,684,194

INCOME (LOSS) BEFORE
FEDERAL INCOME TAXES	1,383,800	(2,007,350)	648,689	(1,730,386)

PROVISION (BENEFIT) FOR
FEDERAL INCOME TAXES
Current	196,876	102,370	368,932	236,345
Deferred	180,071	(578,819)	(192,229)	(647,056)
	376,947	(476,449)	176,703	(410,711)

NET INCOME (LOSS)	$ 1,006,853	$ (1,530,901)	$ 471,986	$ (1,319,675)

BASIC AND DILUTED NET EARNINGS
(LOSS) PER SHARE	$ 0.89	$ (1.37)	$ 0.42	$ (1.18)

DIVIDENDS PER SHARE	$ -	$ -	$ -	$ 0.38

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income (Loss)	Earnings	Equity

BALANCE, JANUARY 1, 2008	$1,117,851	$8,650,907	$ 1,902,238	$32,886,104	$44,557,100

Comprehensive loss:
Net loss	-	-	-	(1,319,675)	(1,319,675)
Change in net unrealized appreciation
on available-for-sale securities	-	-	(5,442,504)	-	(5,442,504)
Change in unrealized pension benefits	-	-	122,168	-	122,168
Change in fair value of hedging instrument	-	-	2,749	-	2,749
Total comprehensive loss					(6,637,262)
Cash dividends	-	-	-	(422,959)	(422,959)
Issuances (repurchases) of
common stock, net	1,624	49,326	-	(12,591)	38,359
BALANCE, SEPTEMBER 30, 2008	$1,119,475	$8,700,233	$ (3,415,349)	$31,130,879	$37,535,238

BALANCE, JANUARY 1, 2009	$1,120,686	$8,705,492	$ (2,542,413)	$31,023,790	$38,307,555

Cumulative effect of a change in
accounting principle	-	-	(272,157)	272,157	-
Comprehensive income:
Net income	-	-	-	471,986	471,986
Change in net unrealized appreciation
on available-for-sale securities	-	-	8,594,147	-	8,594,147
Change in unrealized pension benefits	-	-	276,800	-	276,800
Change in fair value of hedging instrument	-	-	3,553	-	3,553
Total comprehensive income					9,346,486
Issuances (repurchases) of
common stock, net	15,068	32,406	-	298,021	345,495
BALANCE, SEPTEMBER 30, 2009	$1,135,754	$8,737,898	$ 6,059,930	$32,065,954	$47,999,536

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2009	2008

NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 5,338,467	$ 6,089,497

INVESTING ACTIVITIES
Securities available-for-sale:
Purchases	(57,518,256)	(17,276,585)
Sales and maturities	54,004,491	27,918,021
Other investments:
Cost of acquisitions	(684,008)	(909,350)
Sales and maturities	2,088,419	2,918,415
Net additions to property and equipment	(244,724)	(257,413)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,354,078)	12,393,088
FINANCING ACTIVITIES
Receipts from universal life policies credited to
policyholder account balances	5,265,003	5,641,005
Return of policyholder account balances on universal life policies	(7,473,290)	(6,639,078)
Payments on notes payable	(2,624,171)	(2,438,972)
Proceeds from notes payable	1,500,130	2,047,500
Dividends paid	-	(422,959)
Issuances (repurchases) of common stock, net	345,495	38,359

NET CASH USED IN FINANCING ACTIVITIES	(2,986,833)	(1,774,145)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,444)	16,708,440
Cash and cash equivalents at beginning of period	2,819,257	1,238,194
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,816,813	$ 17,946,634

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

NOTE B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE C - New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board ("FASB") issued new guidance regarding the recognition and presentation of other-than-temporary impairments.  The new guidance requires entities to separate an other-than-temporary impairment of a fixed maturity security into two components when there are credit related and non-credit related losses associated with the impaired fixed maturity security for which management asserts that it does not have the intent to sell the security, and it is not more likely than not that it will be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).  We elected to early adopt this guidance effective January 1, 2009.  As a result of the adoption of this guidance, we recognized a cumulative effect adjustment of $272,157 (net of deferred income tax of $137,326) to move non-credit related other-than-temporary impairments previously recognized in earnings for the year ended December 31, 2008 from retained earnings to accumulated other comprehensive income (loss) for fixed maturity securities held at the date of adoption.

In April 2009, the FASB issued new guidance to clarify fair valuation in inactive markets and includes all assets and liabilities subject to fair value measurements.  Under this guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.   In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value.   We elected to early adopt this guidance effective January 1, 2009, and its adoption did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued new guidance to expand the fair value disclosures required for financial instruments for interim periods.  The guidance also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods.  This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.   We adopted this guidance effective for the second quarter of 2009.

In May 2009, the FASB issued new guidance that established general accounting standards and disclosure for events occurring subsequent to the balance sheet date but before the financial statements are issued.  This guidance became effective for interim and annual accounting periods ending after June 15, 2009.  The Company adopted this guidance upon issuance, with no material impact to the consolidated financial statements.  See Note K - Subsequent Events.

In June 2009, the FASB issued guidance to reorganize existing U.S. accounting and reporting standards issued by the FASB and other private sector standard setters into a single source of authoritative accounting principles arranged by topic (the "Codification"). The Codification replaced previous guidance related to the same issue and became effective for interim and annual reporting periods ending after September 15, 2009.  The Company adopted it upon issuance, with no material impact to the consolidated financial statements.

NOTE D - Investments

Investments in available-for-sale securities are summarized as follows:

September 30, 2009			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	12 Months or Less	Greater Than 12 Months	Fair Value
Fixed maturity securities:
U.S. government obligations	$ 41,117,792	$ 2,290,020	$ 25,260	$ -	$ 43,382,552
States and political subdivisions	28,343,562	1,382,037	13,152	93,920	29,618,527
Corporate	136,384,099	8,900,161	36,729	1,147,493	144,100,038
Foreign	20,445,114	2,053,668	-	292,902	22,205,880
Asset-backed securities	6,487,243	424,651	103,845	11,867	6,796,182
Mortgage-backed securities (MBS):
Commercial MBS	7,035,541	39,094	-	107,863	6,966,772
Residential MBS	46,160,977	2,494,916	-	-	48,655,893
Total fixed maturity securities	285,974,328	17,584,547	178,986	1,654,045	301,725,844
Equity securities:
U.S. agencies	552,800	-	-	-	552,800
Mutual funds	2,059,843	200,622	85,455	15,475	2,159,535
Nonredeemable corporate preferred	990,000	-	92,500	-	897,500
Corporate common stock	454,226	289,580	-	-	743,806
Total equity securities	4,056,869	490,202	177,955	15,475	4,353,641
Total	$ 290,031,197	$ 18,074,749	$ 356,941	$ 1,669,520	$ 306,079,485

December 31, 2008			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	12 Months or Less	Greater Than 12 Months	Fair Value
Fixed maturity securities:
U.S. government obligations	$ 22,387,095	$ 2,763,378	$ -	$ -	$ 25,150,473
States and political subdivisions	22,443,720	521,626	102,320	109,990	22,753,036
Corporate	140,156,197	3,369,812	1,821,035	4,034,601	137,670,373
Foreign	20,735,082	2,403,250	207,574	319,957	22,610,801
Asset-backed securities	11,892,227	39,362	148,789	279,173	11,503,627
Mortgage-backed securities	64,721,305	2,028,284	181,872	825,651	65,742,066
Total fixed maturity securities	282,335,626	11,125,712	2,461,590	5,569,372	285,430,376
Total equity securities	4,040,062	436,404	538,289	-	3,938,177
Total	$ 286,375,688	$ 11,562,116	$ 2,999,879	$ 5,569,372	$ 289,368,553

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

		Gross
September 30, 2009	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities
Fixed Maturities:
Fewer than 6 months:
U.S. government obligations	$ 954,300	$ 25,260	1
States and political subdivisions	2,030,680	13,152	1
Corporate	1,104,270	835	1
7-12 months:
Corporate	340,000	35,894	1
Asset-backed securities	475,432	103,845	1
Greater than 12 months:
States and political subdivisions	906,080	93,920	1
Corporate	14,658,750	1,147,493	15
Foreign	1,677,420	292,902	2
Asset-backed securities	51,010	11,867	1
Commercial MBS	3,926,342	107,863	4
Total fixed maturities	26,124,284	1,833,031	28

Equities:
7-12 months:
Mutual funds	673,202	85,455	1
Nonredeemable corporate preferred	897,500	92,500	1
Greater than 12 months:
Mutual funds	302,809	15,475	1
Total equities	1,873,511	193,430	3

Total	$ 27,997,795	$ 2,026,461	31

		Gross
December 31, 2008	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities
Fixed Maturities:
Fewer than 6 months	$ 29,639,437	$ 1,137,770	29
7-12 months	23,011,682	1,323,820	22
Greater than 12 months	33,855,448	5,569,372	47
Total fixed maturities	86,506,567	8,030,962	98

Equities:
Fewer than 6 months	1,520,803	538,289	3
Total equities	1,520,803	538,289	3

Total	$ 88,027,370	$ 8,569,251	101

As of September 30, 2009, all of the above fixed maturity securities individually had a fair value to cost ratio equal to or greater than 74% and the equity securities noted above had a fair value to cost ratio of over 88%.  As of December 31, 2008, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 61% and the equity securities noted above had a fair value to cost ratio of over 65%.  At September 30, 2009 and December 31, 2008, the Company's fixed maturity securities were 98.1% and 99.9% investment grade, respectively, as rated by Standard & Poor's.

The Company's decision to record an impairment loss is primarily based on whether the security's fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security's fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer.  The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value.  For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains/losses in the consolidated statements of income.  Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost.

Based on our review, the Company recorded two other-than-temporary impairments during the second quarter of 2009.  The Company impaired its $2,000,000 par value CIT Group Holdings bond as a result of recent negative information relative to a potential government bailout.  This impairment was considered fully credit-related, resulting in a charge to the income statement before tax of $954,877 as of June 30, 2009.  This charge represents the difference between the amortized cost basis of the security and its fair value as management cannot assert that it does not have the intent to sell the security.  The Company also impaired an ALCOA bond as of June 30, 2009, based on its intent to sell the security before recovery, generating a pre-tax credit-related loss of $22,953.  The Company sold these bonds during the third quarter of 2009 at an additional realized loss of $267,299.  The Company has experienced no additional other-than temporary impairments during 2009.

The Company recognized certain other-than-temporary impairments relative to Bank of America and JP Morgan bonds during the fourth quarter of 2008.  Upon adoption of new FASB guidance effective January 1, 2009 as discussed in Note C, a cumulative effect adjustment was made to reflect the fact that the other-than-temporary impairments on the Bank of America and JP Morgan bonds were not credit-related but rather were related to other factors in the marketplace as management asserted that it did not have the intent to sell, and it was not more likely than not that it would be required to sell the securities before recovery of their cost basis.  Since March 31, 2009, the cost basis in the JP Morgan securities had substantially recovered.  As such, the JP Morgan securities were sold during the second quarter at a net gain.  The Company continues to assert that it does not have the intent to sell, and it is not more likely than not that it will be required to sell the Bank of America securities before recovery of their cost basis.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	September 30,	December 31,
	2009	2008
Net unrealized appreciation on
available-for sale securities	$ 16,048,288	$ 2,992,865
Adjustment to deferred acquisition costs	(710,243)	(154,982)
Deferred income taxes	(5,561,894)	(1,383,722)
Net unrealized appreciation on
available-for sale securities	$ 9,776,151	$ 1,454,161

The amortized cost and fair value of fixed maturity securities at September 30, 2009, by contractual maturity, are presented below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$ 7,645,231	$ 7,785,825
Due after one year through five years	79,501,123	84,769,018
Due after five years through ten years	91,581,247	95,468,473
Due after ten years	54,050,209	58,079,863
Due at multiple maturity dates	53,196,518	55,622,665
Total	$ 285,974,328	$ 301,725,844

Proceeds for the three months ended September 30, 2009 and 2008 from sales and maturities of investments in available-for-sale securities were $27,272,705 and $16,810,338, respectively.  Gross gains of $978,863 and $652,896 and gross losses of $269,268 and $1,886 were realized on those sales during the three month periods ended September 30, 2009 and 2008, respectively.  Proceeds for the nine months ended September 30, 2009 and 2008 from sales and maturities of investments in available-for-sale securities were $54,004,491 and $27,918,021, respectively.  Gross gains of $1,105,215 and $654,354 and gross losses of $1,262,196 and $3,725 were realized on those sales during the nine months ended September 30, 2009 and 2008, respectively.

Presented below is investment information, including the accumulated quarter and year-to-date change in net unrealized investment gains or losses.  Additionally, the table shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities for the three and nine months ended September 30, 2009 and 2008.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Change in unrealized investment
gains (losses):
Available-for-sale:
Fixed maturities	$ 9,083,994	$ (6,262,442)	$ 12,656,766	$ (10,225,851)
Equity securities	129,924	(6,405)	398,657	(500,892)
Realized investment gains (losses):
Available-for-sale:
Fixed maturities	$ 709,595	$ (2,907,145)	$ (156,981)	$ (2,907,527)
Equity securities	-	-	-	-

Major categories of net investment income are summarized as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Fixed maturities	$ 3,999,087	$ 3,943,815	$ 12,010,567	$ 11,947,262
Mortgage loans on real estate	356,406	410,875	1,166,386	1,345,927
Other	192,015	256,671	594,005	690,865
	4,547,508	4,611,361	13,770,958	13,984,054
Investment expenses	219,968	209,727	659,874	629,165
	$ 4,327,540	$ 4,401,634	$ 13,111,084	$ 13,354,889

NOTE E - Fair Values of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  We also consider the impact on fair value of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity.

The Company holds fixed maturities and equity securities that are measured and reported at fair market value on the balance sheet.  The Company determines the fair market values of its financial instruments based on the fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value, as follows:

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

The following table presents the Company's fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, respectively.

	September 30, 2009
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$ -	$ 40,287,872	$ 3,094,680	$ 43,382,552
States and political subdivisions	-	29,618,527	-	29,618,527
Corporate	-	138,268,495	5,831,542	144,100,037
Foreign	-	22,205,880	-	22,205,880
Asset-backed securities	-	6,320,750	475,433	6,796,183
Mortgage-backed securities:
Commercial MBS	-	6,966,772	-	6,966,772
Residential MBS	-	48,655,893	-	48,655,893
Total fixed maturities	$ -	$ 292,324,189	$ 9,401,655	$ 301,725,844

Equity securities:
U.S. agencies	$ 552,800	$ -	$ -	$ 552,800
Mutual funds	2,159,535	-	-	2,159,535
Nonredeemable corporate preferred	897,500	-	-	897,500
Corporate common stock	401,406	-	342,400	743,806
Total equity securities	$ 4,011,241	$ -	$ 342,400	$ 4,353,641

	December 31, 2008
	Level 1	Level 2	Level 3	Total

Fixed maturities	$ -	$ 277,204,295	$ 8,226,081	$ 285,430,376
Equity securities	3,595,777	-	342,400	3,938,177

At September 30, 2009, Level 3 financial instruments consisted of five corporate fixed maturities, one U.S. government obligation, one asset-backed security, one corporate redeemable preferred stock and one common stock, where trading has been limited.  At December 31, 2008, Level 3 financial instruments consisted of four corporate fixed maturities, one U.S. government obligation, two asset-backed securities, one corporate redeemable preferred stock and one common stock, where trading has been limited.  The fair values for these securities were primarily determined through the use of non-binding broker quotes and internal models using unobservable assumptions about market participants.

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the three and nine months ended September 30, 2009 and 2008, respectively.

Quarter Ended September 30, 2009
	July 1,	Realized	Unrealized
	2009	Gains	Gains	Purchases	Transfers	Ending
	Balance	(Losses)	(Losses)	(Sales)	In (Out)	Balance

Fixed maturities:
U.S. Government obligations	$ 999,700	$ -	$ 66,930	$ 1,879,076	$ 148,974	$ 3,094,680
Corporate	6,191,597	-	459,048	(819,103)	-	5,831,542
Asset-backed securities	1,614,960	-	(10,079)	(35,935)	(1,093,513)	475,433
Total fixed maturities	$ 8,806,257	-	$ 515,899	$ 1,024,038	$ (944,539)	$ 9,401,655
Equity securities:
Corporate common stock	$ 342,400	$ -	$ -	$ -	$ -	$ 342,400
Total equity securities	$ 342,400	$ -	$ -	$ -	$ -	$ 342,400

Quarter Ended September 30, 2008
	July 1,	Realized	Unrealized
	2008	Gains	Gains	Purchases	Transfers	Ending
	Balance	(Losses)	(Losses)	(Sales)	In (Out)	Balance

Fixed maturities	$ 7,662,264	$ -	$ (43,378)	$ 1,964,375	$ 756,929	$ 10,340,190
Equity securities	320,000	-	-	-	-	320,000

Nine Months Ended September 30, 2009
	January 1,	Realized	Unrealized
	2009	Gains	Gains	Purchases	Transfers	Ending
	Balance	(Losses)	(Losses)	(Sales)	In (Out)	Balance

Fixed maturities:
U.S. Government obligations	$ 2,037,998	$ -	$ 48,997	$ 2,471,481	$ (1,463,796)	$ 3,094,680
Corporate	4,588,512	-	416,277	826,753	-	5,831,542
Asset-backed securities	1,599,571	-	75,383	(106,008)	(1,093,513)	475,433
Total fixed maturities	$ 8,226,081	$ -	$ 540,657	$ 3,192,226	$ (2,557,309)	$ 9,401,655
Equity securities:
Corporate common stock	$ 342,400	$ -	$ -	$ -	$ -	$ 342,400
Total equity securities	$ 342,400	$ -	$ -	$ -	$ -	$ 342,400

Nine Months Ended September 30, 2008
	January 1,	Realized	Unrealized
	2008	Gains	Gains	Purchases	Transfers	Ending
	Balance	(Losses)	(Losses)	(Sales)	In (Out)	Balance

Fixed maturities	$ 6,940,640	$ -	$ (316,924)	$ 1,964,375	$ 1,752,099	$ 10,340,190
Equity securities	320,000	-	-	-	-	320,000

The unrealized gains (losses) on Level 3 investments are recorded as a component of accumulated other comprehensive income (loss), net of tax, in accordance with required accounting for our available-for-sale portfolio.

The following disclosure contains the estimated fair values of financial instruments, as of September 30, 2009 and December 31, 2008.  The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.  However, considerable judgment was required to interpret market data to develop these estimates.  Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange.  The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Fixed maturities	$ 301,725,844	$ 301,725,844	$ 285,430,376	$ 285,430,376
Equity securities	4,353,641	4,353,641	3,938,177	3,938,177
Mortgage loans on real estate:
Commercial	21,243,306	21,173,962	22,480,039	23,517,378
Residential	29,810	31,615	32,399	35,509
Policy loans	6,969,923	6,969,923	6,971,949	6,971,949
Other long-term investments	883,678	883,678	1,021,741	1,021,741
Short-term investments	-	-	25,000	25,000
Cash and cash equivalents	2,816,813	2,816,813	2,819,257	2,819,257
Accrued investment income	3,441,636	3,441,636	4,338,974	4,338,974
Cash value of company-owned
life insurance	8,414,816	8,414,816	7,764,223	7,764,223

Liabilities:
Policyholder deposits
(Investment-type contracts)	$ 51,231,331	$ 50,607,556	$ 51,491,954	$ 48,926,107
Policy claims	1,454,284	1,454,284	1,504,744	1,504,744
Obligations under capital leases	177,509	177,509	284,307	284,307
Notes payable	2,577,465	2,268,982	3,701,506	3,485,607

The following methods and assumptions were used in estimating the "fair value" disclosures for financial instruments in the accompanying financial statements and notes thereto:

Fixed maturities and equity securities:  The fair values for fixed maturities and equity securities (including redeemable preferred stocks) are based on the principles previously discussed in Note E.

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

The fair values for insurance contracts other than investment-type contracts are not required to be disclosed.

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

NOTE F - Earnings per Share and Stock-Based Compensation

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the three months ended September 30, 2009 and 2008 were 1,126,157 and 1,117,670, respectively.  The weighted average number of shares outstanding for the nine months ended September 30, 2009 and 2008 were 1,131,731 and 1,115,714, respectively.

The Company's only outstanding stock options and stock appreciation rights were issued in 1999. We recognize all share-based payments to employees as compensation expense in the consolidated income statement utilizing the modified prospective method. Under this method, our stock-based compensation is reported in the balance sheets as a liability based on the intrinsic value of the award, and compensation expense is measured as the change in intrinsic value.

As of September 24, 2009, the previously issued and outstanding 61,125 options expired and were not exercised.  We recognized no change in compensation expense relative to the outstanding options for the three months ended September 30, 2009 compared to a decrease in compensation expense relative to the outstanding options of $33,619 for the three months ended September 30, 2008.  We recognized a decrease in compensation expense relative to the outstanding options of $213,938 for the nine months ended September 30, 2009 compared to a decrease in compensation expense of $241,444 associated with such options for the nine months ended September 30, 2008. These changes in compensation expense were based on changes in the market value of the Company's stock compared to the exercise price of the options as of those dates.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue:
Preneed and burial products	$ 10,076,652	$ 10,211,243	$ 29,715,427	$ 29,561,499
Traditional and universal life products	2,465,125	2,482,270	7,476,965	8,075,527
Credit insurance products and
administrative services	66,355	108,515	243,451	311,655
Corporate and other	1,099,567	(2,603,337)	821,762	(1,994,873)
	$ 13,707,699	$ 10,198,691	$ 38,257,605	$ 35,953,808

Pre-tax income (loss) from operations:
Preneed and burial products	$ 504,928	$ 491,347	$ 256,844	$ (47,332)
Traditional and universal life products	56,724	160,428	90,142	320,478
Credit insurance products and
administrative services	49,165	73,993	155,100	218,463
Corporate and other	772,983	(2,733,118)	146,603	(2,221,995)
	$ 1,383,800	(2,007,350)	$ 648,689	$ (1,730,386)

NOTE H - Federal Income Taxes

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

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2006 through 2008 U.S. federal tax years remain subject to income tax examination by tax authorities.  We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company will be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  However, should such a circumstance arise, it is our policy to classify any interest and penalties (if applicable) as income tax expense in the financial statements.

NOTE I - Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related federal income taxes, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Total net unrealized gains (losses)
arising during the period	$ 6,562,204	$ (5,615,934)	$ 8,437,166	$ (8,350,031)
Less: Net realized investment gains (losses)	709,595	(2,907,145)	(156,981)	(2,907,527)
Net unrealized gains (losses)	5,852,609	(2,708,789)	8,594,147	(5,442,504)
Change in unrealized pension benefits	92,267	40,723	276,800	122,168
Change in fair value of hedging instrument	1,133	(746)	3,553	2,749
Net income (loss)	1,006,853	(1,530,901)	471,986	(1,319,675)
Total comprehensive income (loss)	$ 6,952,862	$ (4,199,713)	$ 9,346,486	$ (6,637,262)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

NOTE J - Employee Benefit Plans

We sponsor a noncontributory defined benefit pension plan which covers substantially all employees. Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service. Benefits are funded based on actuarially-determined amounts.

The following table provides the components of our net periodic benefit cost:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Service cost	$ 94,516	$ 92,727	$ 283,548	$ 278,183
Interest cost	235,174	218,053	705,521	654,161
Expected return on plan assets	(170,573)	(229,467)	(511,717)	(688,403)
Recognized net loss	139,798	61,701	419,394	185,103
Net periodic benefit cost	$ 298,915	$ 143,014	$ 896,746	$ 429,044

We previously disclosed in our financial statements for the year ended December 31, 2008 that we expected to contribute $972,000 to our pension plan in 2009. As of September 30, 2009, $729,000 had been contributed. We presently anticipate contributing an additional $243,000 to fund our pension plan in 2009.

NOTE K - Notes Payable

Effective September 29, 2009, the Company entered into a $2,000,000 line of credit for At Need Funding, maturing on September 29, 2010.  On September 16, 2009, the Company also entered into a $150,000 operating line of credit, maturing on September 16, 2010.  Both of these lines of credit were with a new provider as replacements for previously existing lines of credit that were not renewed at June 30, 2009.  These lines of credit require interest to be paid monthly at the prime rate, with a floor of 3.25%.  As of September 30, 2009, there were no outstanding balances relative to these lines of credit.

NOTE L - Subsequent Events

Subsequent events or transactions have been evaluated for potential recognition or disclosure through November 12, 2009, which is the date that the financial statements have been issued.

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

Investors Heritage Life continues to market its third-party administrative ("TPA") services as an additional revenue source.  We currently have six TPA clients for which we provide tailored services to meet each client's individual business needs. We have been able to perform services for these clients using our existing in-house resources.

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

Investments in Fixed Maturities, Equity Securities and Mortgage Loans

We hold fixed maturities and equity interests in a variety of companies.  Additionally, we originate, underwrite and manage mortgage loans.  We continuously evaluate all of our investments based on current economic conditions, credit loss experience and other developments.  We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in value is other-than-temporary in nature.  This determination involves a degree of uncertainty.  If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders' equity. If a decline in a security's fair value is considered to be other-than-temporary, we then determine the proper treatment for the other-than-temporary impairment.  For fixed maturities, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security.  For equity securities, the amount of any other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security.

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

New Accounting Pronouncements

In April 2009, the FASB issued new guidance regarding the recognition and presentation of other-than-temporary impairments.  The new guidance requires entities to separate an other-than-temporary impairment of a fixed maturity security into two components when there are credit related and non-credit related losses associated with the impaired fixed maturity security for which management asserts that it does not have the intent to sell the security, and it is not more likely than not that it will be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).  We elected to early adopt this guidance effective January 1, 2009.  As a result of the adoption of this guidance, we recognized a cumulative effect adjustment of $272,157 (net of deferred income tax of $137,326) to move non-credit related other-than-temporary impairments previously recognized in earnings for the year ended December 31, 2008 from retained earnings to accumulated other comprehensive income (loss) for fixed maturity securities held at the date of adoption.

In April 2009, the FASB issued new guidance to clarify fair valuation in inactive markets and includes all assets and liabilities subject to fair value measurements.  Under this guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.   In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value.   We elected to early adopt this guidance effective January 1, 2009, and its adoption did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued new guidance to expand the fair value disclosures required for financial instruments for interim periods.  The guidance also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods.  This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.   We adopted this guidance effective for the second quarter of 2009.

Refer to Notes D and E to our condensed consolidated financial statements for more explanation of the above-mentioned new pronouncements as well as for the required disclosures.

In May 2009, the FASB issued new guidance that established general accounting standards and disclosure for events occurring subsequent to the balance sheet date but before the financial statements are issued.  This guidance became effective for interim and annual accounting periods ending after June 15, 2009.  The Company adopted this guidance upon issuance, with no material impact to the consolidated financial statements.  Refer to Note L to our condensed consolidated financial statement for disclosures relative to subsequent events.

In June 2009, the FASB issued guidance to reorganize existing U.S. accounting and reporting standards issued by the FASB and other private sector standard setters into a single source of authoritative accounting principles arranged by topic (the "Codification"). The Codification replaced previous guidance related to the same issue and became effective for interim and annual reporting periods ending after September 15, 2009.  The Company adopted it upon issuance, with no material impact to the consolidated financial statements.

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

Investors Heritage Life maintains a sound, conservative investment strategy. At September 30, 2009, 90.0% of invested assets consisted of fixed income securities compared to 89.2% at December 31, 2008. At September 30, 2009 and December 31, 2008, Investors Heritage Life's fixed income investments were 98.1% and 99.9% investment grade, respectively, as rated by Standard & Poor's.

Based on our review, the Company recorded two other-than-temporary impairments during the second quarter of 2009.  The Company impaired its $2,000,000 par value CIT Group Holdings bond as a result of recent negative information relative to a potential government bailout.  This impairment was considered fully credit-related, resulting in a charge to the income statement before tax of $954,877 as of June 30, 2009.  This charge represents the difference between the amortized cost basis of the security and its fair value as management cannot assert that it does not have the intent to sell the security.  The Company also impaired an ALCOA bond as of June 30, 2009, based on its intent to sell the security before recovery, generating a pre-tax credit-related loss of $22,953.  The Company sold these bonds during the third quarter of 2009 at an additional realized loss of $267,299.  The Company has experienced no additional other-than temporary impairments during 2009.

During 2008, we recognized an other-than-temporary impairment loss relative to the two Lehman Brothers Holdings bonds in our portfolio that are in default, each with a par value of $2,000,000.  While we have written down these securities to fair value, we continue to work with our investment advisor to estimate a recovery value on the bonds.  Our current estimates are that we will ultimately recover anywhere from approximately 21%-60% of the par value on the bonds.  We are amortizing the bond values up to the low end of this range, and we do not intend to sell these securities nor is it more likely than not that we will be required to sell these securities in expectation of future recoveries.

We have reviewed our investment portfolio and do not believe that there are additional securities that are other-than-temporarily impaired at September 30, 2009 beyond those impairments already taken.  Other than the Lehman Brothers Holdings bonds, none of Investors Heritage Life's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments.  As of September 30, 2009, we have only one CMO, with a fair value of approximately $51,000, which has any level of direct subprime exposure.  Based on our analysis, we believe this investment is of high quality and expect no losses as a result of the current subprime concerns.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending, with approximately 99.9% of these investments being in commercial properties. All mortgage loans are either originated in-house or through two mortgage brokers, and all loans are secured by first mortgages on the real estate.  Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required.  We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, reviewing larger mortgage loans on an annual basis and diversifying the portfolio by property type.  At September 30, 2009, 6.3% of invested assets consisted of mortgage loans compared to 7.0% at December 31, 2008. We anticipate maintaining a similar to slightly higher percentage of mortgage loans to total invested assets into the near future. As of September 30, 2009, Investors Heritage Life had one non-performing mortgage loan, which would include loans past due 180 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.  The outstanding balance on this loan was $162,744 at September 30, 2009.  This loan was repaid in full subsequent to the end of the quarter.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement.  Management has assessed our position and as of September 30, 2009, we are in compliance with all debt covenant requirements.

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

Effective September 29, 2009, the Company entered into a $2,000,000 line of credit for At Need Funding, maturing on September 29, 2010.  On September 16, 2009, the Company also entered into a $150,000 operating line of credit, maturing on September 16, 2010.  Both of these lines of credit were with a new provider as replacements for previously existing lines of credit that were not renewed at June 30, 2009.  These lines of credit require interest to be paid monthly at the prime rate, with a floor of 3.25%.  As of September 30, 2009, there were no outstanding balances relative to these lines of credit.

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $8,342,858 for the third quarter of 2009 (a decrease of 1.0% compared to the third quarter of 2008) and $24,466,338 for the nine months ended September 30, 2009 (a decrease of 0.9% compared to the corresponding period in 2008).  The current poor economic conditions continue to limit disposable income typically used as a source for new sales in many of our markets.

Net investment income was $4,327,540 for the third quarter of 2009 (a decrease of 1.7% compared to the third quarter of 2008) and $13,111,084 for the nine months ended September 30, 2009 (a decrease of 1.8% compared to the corresponding period in 2008).  The fluctuating economic environment continues to put pressure on new investment yields.

Net realized gains (losses) were $709,595 and ($156,981) for the three and nine month periods ended September 30, 2009.  The year-to-date losses were primarily driven by the realized loss taken on our CIT Group Holdings bond, as previously discussed.  This loss was somewhat offset during the third quarter by gains taken on the sale of certain securities nearing maturity in the next few years.

Total revenue was $13,707,699 for the third quarter of 2009 (an increase of 34.4% compared to the third quarter of 2008) and $38,257,605 for the nine months ended September 30, 2009 (an increase of 6.4% compared to the corresponding period in 2008).  These increases primarily reflect the other-than-temporary impairment charge taken on Lehman Brothers bonds during the third quarter of 2008.

Total benefits and expenses were $12,323,899 in the third quarter of 2009 (an increase of 1.0% compared to the third quarter of 2008) and $37,608,916 for the nine months ended September 30, 2009 (a decrease of 0.2% compared to the corresponding period in 2008).  While employee salary and benefit expenses have increased since prior year, these increases have been somewhat offset by the decrease in new business generated coupled with the allowable reduction of certain death benefit crediting rates.

After providing for federal income taxes, our net income was $1,006,853 with earnings per share of $0.89 for the third quarter of 2009 as compared to a net loss of $1,530,901 and a net loss per share of $1.37 for the third quarter of 2008.  Our net income for the nine months ended September 30, 2009 was $471,986 with earnings per share of $0.42 compared with a net loss of $1,319,675 and a net loss per share of $1.18 for the nine months ended September 30, 2008.

In light of recent losses due to other-than-temporary impairments, we elected not to pay our typical annual dividend during 2009.

Business Segments

We internally evaluate the performance of our operations by the following four business segments:

Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $10,076,652 for the third quarter of 2009 (a decrease of 1.3% compared to the third quarter of 2008) and $29,715,427 for the nine months ended September 30, 2009 (an increase of 0.5% compared to the corresponding period in 2008).  The small decrease for the quarter is driven by the current poor economic conditions, however, sales remain up slightly year-to-date for the Legacy Gold preneed product series.  Pre-tax income from operations was $504,928 and $256,844 for the three and nine month periods ended September 30, 2009 compared to pre-tax income (loss) from operations of $491,347 and ($47,332) for the three and nine month periods ended September 30, 2008.  This improvement was driven by the corresponding increase in sales revenue, favorable claims history compared to prior periods and the allowable reduction of certain death benefit crediting rates.

Traditional and Universal Life Products include traditional life and group life insurance products, certain annuities and universal life products. Revenues for this segment were $2,465,125 for the third quarter of 2009 (a decrease of 0.7% compared to the third quarter of 2008) and $7,476,965 for the nine months ended September 30, 2009 (a decrease of 7.4% compared to the corresponding period in 2008).  Revenues on this segment are primarily derived from the sale of term insurance products through banks, for which demand fluctuates along with economic conditions. New sales have suffered due to the tightening of consumer credit markets.  Pre-tax income from operations was $56,724 and $90,142 for the three and nine month periods ended September 30, 2009 compared to pre-tax income of $160,428 and $320,478 for the three and nine month periods ended September 30, 2008. The changes in pre-tax income are primarily attributable to lower sales coupled with fluctuations in death claims between periods.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident and health insurance products. We reinsure 100% of the related underwriting risk currently produced within this segment.  Accordingly, revenue is generated primarily from servicing and administering the credit business for our reinsurers. Because the revenue is fee-based, segment performance is in direct relation to new premium production coupled with fees generated as premiums are earned. Premium production within this segment is also significantly affected by economic conditions within our credit markets, particularly Kentucky.  Revenues for this segment were $66,355 for the third quarter of 2009 (a decrease of 38.9% compared to the third quarter of 2008) and $243,451 for the nine months ended September 30, 2009 (a decrease of 21.9% compared to the corresponding period in 2008).  Pre-tax income from operations was $49,165 and $155,100 for the three and nine month periods ended September 30, 2009 compared to $73,993 and $218,463 for the three and nine month periods ended September 30, 2008.  These decreases in revenue and pre-tax income are directly related to lower premium production within this segment of the business due to current economic and lending conditions.

Corporate and Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. This segment also includes fees generated from our TPA arrangements as well as the impact of realized investment gains and losses.  Revenues, including net realized investment gains (losses), for this segment were $1,099,567 and $821,762 for the three and nine month periods ended September 30, 2009.  Pre-tax income from operations was $772,983 and $146,603 for the three and nine month periods ended September 30, 2009. The current period improvement over prior periods was due to the fact that we sold certain near-term bonds to take capital gains in an effort to offset the loss experienced on the CIT bond.  The negative results in prior year were also the result of the other-than-temporary impairment taken on Lehman Brothers bonds, as previously discussed.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, approximately 1% of our consolidated revenues were generated by those subsidiaries. Approximately 8% of Investors Heritage Financial's revenue for the nine months ended September 30, 2009 was derived from the sale of Investors Heritage Life's credit insurance products. During the first nine months of 2009, Investors Heritage Capital received dividends from Investors Heritage Financial totaling $83,000 and received distributions from At Need Funding of $33,000. We anticipate further dividend payments from Investors Heritage Financial and distributions from At Need Funding during the remainder of 2009.

Federal Income Taxes

The provision for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction, the 404(k) dividend deduction and the small life insurance company tax deduction. The effective tax rate was 27.2% for both the three and nine month periods ended September 30, 2009, respectively, compared to 23.7% for both the three and nine month periods ended September 30, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of September 30, 2009.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 12, 2009, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: November 12, 2009	President

BY: /s/Raymond L. Carr
Raymond L. Carr
DATE: November 12, 2009	Vice President - Chief Financial Officer