Form 10-K/A
period 2008-12-31
Investors Heritage Capital Corp
filed 2009-12-31
CIK 55362

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

Kentucky Investors, Inc.

(Former name, if changed since last report)

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

EXPLANATORY NOTE

We are filing Form 10-K/A for the period ended December 31, 2008, for the purpose of restating our condensed consolidated financial statements as of December 31, 2008 (and comparative prior year).  The restatement reflects the correction of a clerical error dating to 1998 in the calculation of insurance reserves on certain types of life policies, principally certain reduced paid-up and extended term life policies and policy riders.  We have restated retained earnings in the consolidated balance sheets effective January 1, 2007, to reflect the recognition of the prior period cumulative effect of the clerical error as of that date, net of deferred tax, reducing retained earnings by $626,847.  Additionally, we have recorded changes in the additional insurance reserves, related reinsurance recoverables and related deferred income tax asset in the condensed consolidated financial statements for the periods presented herein.  These changes resulted in an increase in the net loss for 2008 of $105,134 and a reduction of net income for 2007 of $122,614.  The cumulative changes also resulted in a reduction in stockholders' equity at December 31, 2008 and 2007, of $854,595 and $749,461, respectively.  These changes also have an effect on previously disclosed data relative to cash flows, reinsurance, income taxes and segment information.  Accordingly, we have revised Notes D and I to the notes to the condensed consolidated financial statements to account for the restatement.  Additionally, we have adjusted certain comparison data included in management's discussion and analysis to account for these changes.  Please refer to Note L of the notes to the condensed consolidated financial statements for detailed information on the effects of these changes on individual financial statement line items.  We have not updated this Form 10-K/A for events or information subsequent to the date of filing of the original Form 10-K, except in connection with the foregoing.

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

PART I

Item 1. Business

(a) Business Overview

Investors Heritage Capital Corporation (formerly known as Kentucky Investors, Inc. prior to name change effective June 1, 2009) is the holder of 100% of the outstanding common stock of a life insurance company, a printing company and an insurance marketing company and is the sole member of two Kentucky limited liability companies.

Investors Heritage Capital owns 100% of Investors Heritage Life Insurance Company, Investors Heritage Printing, Inc. and Investors Heritage Financial Services Group, Inc. Investors Heritage Capital is the sole member of At Need Funding, LLC, and Heritage Funding, LLC, both Kentucky limited liability corporations. We will be referring to Investors Heritage Printing, Investors Heritage Financial, At Need Funding and Heritage Funding as the "Non-insurance Subsidiaries". We will be referring to Investors Heritage Life, Investors Heritage Printing, Investors Heritage Financial and At Need Funding as the "Subsidiaries". We will also be referring to Investors Heritage Capital and its subsidiaries as "we", "us", "our" and as the "Company".

Investors Heritage Life owns 96% of Investors Underwriters, Inc., an investment holding company. Approximately 1% of Investors Heritage Capital's total consolidated revenues were generated by the Non-insurance Subsidiaries for the year ended December 31, 2008. The Non-insurance Subsidiaries' total assets and stockholders' equity comprised less than 1% in the aggregate of Investors Heritage Capital's reported total assets and stockholders' equity as of December 31, 2008.

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

The formation and operation of Investors Heritage Financial generates additional revenue to Investors Heritage Capital. Although this additional revenue is not a significant factor in our overall business, Investors Heritage Financial generated revenue from its operations of approximately $329,000 in 2008 compared to $522,000 in 2007.  The decrease is directly related to the decrease in production of credit insurance and credit ordinary insurance due to the tightening of credit that resulted from the current economic conditions.

At Need Funding is a single member, limited liability company organized under the laws of the Commonwealth of Kentucky. Investors Heritage Capital is the sole member of the LLC. Funding provided by At Need Funding is secured by assignments of verified incontestable life insurance policies issued by unaffiliated companies. The funds are advanced to funeral homes for services provided for the insured. Upon receipt of death benefits from the unaffiliated insurance company, the principal balance of the debt is reduced and interest and fees are recorded. This service is marketed primarily to funeral homes that do not have the manpower to timely complete necessary paperwork to process the insurance claim.  Revenues from At Need Funding were approximately $106,000 in 2008, down $50,000 compared to 2007, primarily due to the current economic conditions.

Dividends and distributions from the Non-insurance Subsidiaries for 2008 and 2007 amounted to $234,500 and $494,000, respectively.

Additionally, we earn fees for other services performed for our subsidiaries. The fees pay for the necessary supervision and coordination required to provide a common policy for all the companies. The supervision results in a coordination of contracts with the various independent agents, common sales brochures, and a savings to each company in the area of printing and purchasing. We purchase director and officer liability coverage, employment practices liability insurance coverage, and blanket fidelity bonds.  All policies provide coverage for each of the subsidiaries and provide a cost savings when compared to purchases made by individual companies. We also administer the group life and the retirement programs for the various companies.  These fees are not significant to our total revenue. Investors Heritage Capital also has revenue from other investments, but it is not a significant factor in our business.

Employees. Investors Heritage Capital does not have any employees. While Investors Heritage Capital's officers perform various functions, they are not paid a salary by Investors Heritage Capital for performing such functions. There are 83 people employed by Investors Heritage Life and three people employed by Investors Heritage Printing. The number of active independent contractual agents of Investors Heritage Life is 2,366. There are no unions organized nor are there any collective bargaining agreements with the employees or agents.  Management of Investors Heritage Life considers its relationship with the employees and agents to be satisfactory.

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

Item 3. Legal Proceedings

There are no legal proceedings to which Investors Heritage Capital is a party. There are no legal proceedings to which Investors Heritage Life is a party that are material to the overall financial condition or results of operations of Investors Heritage Capital.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

(i)    The stock of Investors Heritage Capital Corporation is quoted on the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.  The symbol for Investors Heritage Capital is IHRC.  The following table shows the range of high and low closing sales prices of our shares on the OTC Bulletin Board market quotations.

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

(B)

Number of Holders of Record 12-31-2008

2,975

(iii)  Dividends

Investors Heritage Capital paid dividends totaling $422,959 to stockholders in 2008, representing $.38 per share.

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

Item 8. Financial Statements

The financial statements and notes appear on pages 15-36 in the Annual Report to the Stockholders for the year ended December 31, 2008 and are incorporated herein by reference. See Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures (This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section).

(a)  Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's internal controls over financial reported as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.  This annual report does not include an attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

In view of these restatements for the respective periods referenced above, we have concluded that we did not maintain effective internal controls over financial reporting in determining our insurance reserves for a limited block of our life policies and, as a result, a material weakness existed in our internal control over financial reporting relative to this portion of insurance reserves.  We have implemented a new procedure to improve the control processes.  Specifically, we have instituted a control whereby key personnel involved in our financial reporting process review system reserve runs by plan code to confirm that our life insurance plans contain an appropriate insurance reserving code.  We have implemented this corrective action, which we believe will remedy the identified deficiencies in our internal controls over financial reporting.

As of December 31, 2008, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Subsequently we identified a material weakness in our internal control over financial reporting with respect to a clerical error in the calculation of benefit reserves.  Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008.  Concurrent with the filing of this annual report on Form 10-K, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, again evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon this subsequent evaluation, including the remedial actions described below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

(b)  Changes to Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  Subsequent to December 31, 2008, the Company implemented a new procedure that includes the formal review of the system reserve report by plan code to confirm proper reserve coding on all plan types.  This additional internal control over financial reporting has been designed and implemented to address the material weakness identified above.

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

PART IV

Item 15. Exhibits

(a)1.     The following financial statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 2008 (pages 15-36) are filed as Exhibit 1 thereto:

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

INVESTORS HERITAGE CAPITAL CORPORATION

December 31, 2009
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

December 31, 2009

/s/Robert M. Hardy, Jr.

Robert M. Hardy, Jr.

Vice President, General Counsel and Director

December 31, 2009

/s/Jimmy R. McIver

Jimmy R. McIver

Treasurer

December 31, 2009

/s/Raymond L. Carr

Raymond L. Carr

Chief Financial Officer

Vice President

December 31, 2009

/s/Gordon C. Duke

Gordon C. Duke

Director

December 31, 2009

/s/Helen S. Wagner

Helen S. Wagner

Director

December 31, 2009

/s/Harold G. Doran

Harold G. Doran

Director

December 31, 2009

/s/David W. Reed

David W. Reed

Director

December 31, 2009

/s/Jerry F. Howell, Jr.

Jerry F. Howell, Jr.

Director

December 31, 2009

/s/ Howard L. Graham

Howard L. Graham

Director

December 31, 2009

/s/Michael F. Dudgeon, Jr.

Michael F. Dudgeon, Jr.

Director

December 31, 2009