Form 10-Q/A
period 2009-03-31
Investors Heritage Capital Corp
filed 2009-12-31
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q/A

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

____________________

Kentucky Investors, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

EXPLANATORY NOTE

We are filing Form 10-Q/A for the period ended March 31, 2009 for the purpose of restating our condensed consolidated financial statements as of and for the period ended March 31, 2009.  The restatement reflects the correction of a clerical error dating to 1998 in the calculation of insurance reserves on certain types of life policies, principally certain reduced paid-up and extended term life policies and policy riders.  We have recorded changes in the additional insurance reserves, related reinsurance recoverables and related deferred income tax asset in the consolidated financial statements for the periods presented herein.  These changes resulted in an increase in the net loss for the three months ended March 31, 2009 of $34,938.  The changes reduced net income for the three months ended March 31, 2008 by $29,243, thereby resulting in a net loss for that period of $9,049. The cumulative changes also resulted in a reduction in stockholders' equity at March 31, 2009 and December 31, 2008, of $889,533 and $854,595, respectively.  These changes also have an effect on previously disclosed data relative to segment information and comprehensive income (loss).  Accordingly, we have revised Notes G and I to the condensed consolidated financial statements to reflect these changes.  Additionally, we have adjusted certain comparison data included in management's discussion and analysis to account for these changes.  Please refer to Note K to the condensed consolidated financial statements for detailed information on the effects of these changes on individual financial statement line items.  We have not updated this Form 10-Q/A for events or information subsequent to the date of filing of the original Form 10-Q, except in connection with the foregoing.

PART I -- FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

	As Restated - Note K

	March 31,	December 31,
ASSETS	2009	2008
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $283,911,073 and $282,335,626)	$283,876,052	$285,430,376
Equity securities (cost: $4,047,728 and $4,040,062)	3,600,565	3,938,177
Mortgage loans on real estate	22,629,087	22,512,438
Policy loans	6,909,770	6,971,949
Other long-term investments	1,107,306	1,021,741
Short-term investments	-	25,000
Total investments	$318,122,780	$319,899,681

Cash and cash equivalents	1,755,729	2,819,257
Accrued investment income	3,563,620	4,338,974
Due premiums	3,570,021	3,618,390
Deferred acquisition costs	20,050,667	19,882,671
Present value of future profits	25,937	30,260
Deferred federal income tax asset	329,250	-
Leased property under capital leases	244,632	283,695
Property and equipment	1,660,154	1,702,331
Cash value of company-owned life insurance	7,833,289	7,764,223
Other assets	290,560	338,182
Amounts recoverable from reinsurers	48,857,038	49,899,675
	$406,303,677	$410,577,339

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$342,770,969	$343,736,288
Unearned premium reserves	11,265,421	12,154,938
Policy claims	1,499,042	1,504,744
Liability for deposit-type contracts	2,761,779	2,733,214
Reserves for dividends and endowments and other	543,613	524,797
Total policy liabilities	$358,840,824	$360,653,981
Deferred federal income tax liability	-	852,106
Obligations under capital leases	245,689	284,307
Notes payable	3,711,788	3,701,506
Accrued pension liability	5,558,058	5,641,941
Other liabilities	2,324,682	1,990,538
Total liabilities	$370,681,041	$373,124,379

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,120,686 and 1,120,686)	$1,120,686	$1,120,686
Paid-in surplus	8,705,492	8,705,492
Accumulated other comprehensive loss	(4,583,387)	(2,542,413)
Retained earnings	30,379,845	30,169,195
Total stockholders' equity	$35,622,636	$37,452,960
	$406,303,677	$410,577,339

See notes to consolidated financial statements.

3

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Income Statements (Unaudited)

	As Restated - Note K

	Three Months Ended March 31,
	2009	2008
REVENUE
Premiums and other considerations	$9,913,269	$10,775,890
Premiums ceded	(2,010,968)	(2,737,533)
Net premiums earned	7,902,301	8,038,357

Investment income, net of expenses	4,440,161	4,440,439
Realized gains (losses) on investments, net	69,606	(1,471)
Other income	216,765	272,778
Total revenue	$12,628,833	$12,750,103

BENEFITS AND EXPENSES
Death and other benefits	$8,723,019	$8,756,468
Guaranteed annual endowments	132,423	139,676
Dividends to policyholders	116,937	130,002
Increase in benefit reserves and unearned premiums	440,359	471,891
Acquisition costs deferred	(1,215,434)	(1,149,876)
Amortization of deferred acquisition costs	1,225,311	1,308,471
Commissions	515,139	525,582
Other insurance expenses	2,771,707	2,579,742
Total benefits and expenses	$12,709,461	$12,761,956

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES	$(80,628)	$(11,853)

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	$184,341	$46,835
Deferred	(203,462)	(49,639)
	$(19,121)	$(2,804)

NET LOSS	$(61,507)	$(9,049)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.05)	$(0.01)

DIVIDENDS PER SHARE	$-	$0.38

See notes to consolidated financial statements.

4

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	As Restated - Note K

	Common Stock	Paid-in Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity

BALANCE, JANUARY 1, 2008	$1,117,851	$8,650,907	$1,902,238	$32,136,643	$43,807,639

Comprehensive income:
Net loss	-	-	-	(9,049)	(9,049)
Change in net unrealized appreciation
on available-for-sale securities	-	-	2,101,869	-	2,101,869
Change in unrealized pension benefits	-	-	20,227	-	20,227
Change in fair value of hedging instrument	-	-	417	-	417
Total comprehensive income					2,113,464
Cash dividends	-	-	-	(422,959)	(422,959)
Issuances (redemptions) of common stock, net	(4,800)	-	-	(130,800)	(135,600)
BALANCE, MARCH 31, 2008	$1,113,051	$8,650,907	$4,024,751	$31,573,835	$45,362,544

BALANCE, JANUARY 1, 2009	$1,120,686	$8,705,492	$(2,542,413)	$30,169,195	$37,452,960

Cumulative effect of a change in
accounting principle	-	-	(272,157)	272,157	-
Comprehensive loss:
Net loss	-	-	-	(61,507)	(61,507)
Change in net unrealized depreciation
on available-for-sale securities	-	-	(1,862,267)	-	(1,862,267)
Change in unrealized pension benefits	-	-	92,267	-	92,267
Change in fair value of hedging instrument	-	-	1,183	-	1,183
Total comprehensive loss					(1,830,324)
BALANCE, MARCH 31, 2009	$1,120,686	$8,705,492	$(4,583,387)	$30,379,845	$35,622,636

See notes to consolidated financial statements.

5

INVESTORS HERITAGE CAPITAL CORPORATION

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

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

NOTE A - Nature of Operations

Investors Heritage Capital Corporation (formerly known as Kentucky Investors, Inc. prior to the name change effective June 1, 2009) is the holding company of Investors Heritage Life Insurance Company; Investors Heritage Printing, Inc., a printing company; Investors Heritage Financial Services Group, Inc., an insurance marketing company; is the sole member of At Need Funding, LLC, a limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies; and is the sole member of Heritage Funding, LLC, a limited liability company that invests in various business ventures. These entities are collectively hereinafter referred to as the "Company". Approximately 99% of Investors Heritage Capital's consolidated revenue is generated by Investors Heritage Life.

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

NOTE B - Basis of Presentation

On December 22, 2009, the Company announced that it would restate its consolidated financial statement.  The accompanying consolidated financial statements have been restated for all periods presented.  The nature of the restatement and the effect on the financial statement line items are discussed in Note K.  In addition, certain disclosures in the following notes have been restated consistent with the consolidated financial statements.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008, as included in our Annual Report on Form 10-K.

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

7.

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

8.

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

9.

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

10.

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

11.

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

12.

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

	Three Months Ended March 31, 2009
	January 1,	Realized	Unrealized
	2009	Gains	Gains	Purchases	Transfers	Ending
	Balance	(Losses)	(Losses)	(Sales)	In (Out)	Balance

Fixed maturities:
U.S. Government obligations	$2,037,998	$-	$4,556	$(113,081)	$-	$1,929,473
Corporate	4,588,512	-	(227,429)	870,641	-	5,231,724
Asset-backed securities	1,599,571	-	64,362	(34,662)	-	1,629,271
Total fixed maturities	$8,226,081	$-	$(158,511)	$722,898	$-	$8,790,468
Equity securities:
Corporate common stock	$342,400	$-	$-	$-	$-	$342,400
Total equity securities	$342,400	$-	$-	$-	$-	$342,400

	Three Months Ended March 31, 2008
	January 1,	Realized	Unrealized
	2008	Gains	Gains	Purchases	Transfers	Ending
	Balance	(Losses)	(Losses)	(Sales)	In (Out)	Balance

Fixed maturities	$6,940,640	$-	$(117,768)	$-	$-	$6,822,872
Equity securities	320,000	-	-	-	-	320,000

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

13.

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

	Three Months Ended March 31,
	2009	2008

Revenue:
Preneed and burial products	$9,734,705	$9,574,459
Traditional and universal life products	2,478,715	2,744,423
Credit insurance products and administrative services	84,169	92,808
Corporate and other	331,244	338,413
	$12,628,833	$12,750,103

Pre-tax income (loss) from operations:
Preneed and burial products	$(321,976)	$(365,613)
Traditional and universal life products	(104,890)	63,084
Credit insurance products and administrative services	46,164	70,675
Corporate and other	300,074	220,001
	$(80,628)	$(11,853)

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

14.

NOTE I -- Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related federal income taxes, are as follows:

	Three Months Ended March 31,
	2009	2008

Net loss	$(61,507)	$(9,049)
Change in net unrealized appreciation (depreciation) on securities	(1,862,267)	2,101,869
Change in unrealized pension benefits	92,267	20,227
Change in fair value of hedging instrument	1,183	417
Total comprehensive income (loss)	$(1,830,324)	$2,113,464

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

NOTE K -- Restatement of Financial Statements

We have restated our previously issued condensed consolidated financial statements as of and for the period ended March 31, 2009 (and comparative prior period) to account for the impact of a clerical error in the calculation of insurance reserves on certain types of life policies, principally certain reduced paid-up policies, extended term policies and policy riders.  This clerical error, which originated in 1998, has resulted in understatements of Benefit reserves and related Amounts recoverable from reinsurers, along with Deferred federal income tax assets.  We have reflected the effects of these changes in the condensed consolidated financial statements for the period presented herein.  We have also revised Notes G (segment data) and I (comprehensive income) to reflect these changes.

15.

The effect of this change on the condensed consolidated financial statements previously filed within this Form 10-Q as of and for the period ended March 31, 2009, is  as follows:

	As Previously		As
	Reported	Adjustments	Restated
Selected balance sheet data at March 31, 2009:
Amounts recoverable from reinsurers	$ 48,468,002	$ 389,036	$ 48,857,038
Benefit reserves	341,041,302	1,729,667	342,770,969
Deferred federal income tax liability (asset)	121,848	(451,098)	(329,250)
Retained earnings	31,269,378	(889,533)	30,379,845

Selected balance sheet data at December 31, 2008:
Amounts recoverable from reinsurers	$ 49,523,594	$ 376,081	$ 49,899,675
Benefit reserves	342,065,366	1,670,922	343,736,288
Deferred federal income tax liability	1,292,352	(440,246)	852,106
Retained earnings	31,023,790	(854,595)	30,169,195

Selected statement of income data for the
quarter ended March 31, 2009:
Increase in benefit reserves
and unearned premiums	$ 394,569	$ 45,790	$ 440,359
Deferred federal income taxes	(192,610)	(10,852)	(203,462)
Net loss	(26,569)	(34,938)	(61,507)
Basic and diluted net loss
per share	(0.02)	(0.03)	(0.05)

Selected statement of income data for the
quarter ended March 31, 2008:
Increase in benefit reserves
and unearned premiums	$ 433,560	$ 38,331	$ 471,891
Deferred federal income taxes	(40,551)	(9,088)	(49,639)
Net income (loss)	20,194	(29,243)	(9,049)
Basic and diluted net earnings
(loss) per share	0.02	(0.03)	(0.01)

16.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENT OF FINANCIAL STATEMENTS

We have restated our previously filed condensed consolidated financial statements for the period ended March 31, 2009 (and comparative prior period) to account for the impact of a clerical error in the calculation of reserves on certain types of life policies, principally certain reduced paid-up policies, extended term policies and policy riders.  This clerical error, which originated in 1998, has resulted in understatements of Benefit reserves and related Amounts recoverable from reinsurers along with Deferred federal income tax assets.  We have recorded changes in the additional insurance reserve, associated reinsurance amounts and deferred income tax assets in the condensed consolidated financial statements of income for the periods presented herein.  These changes resulted in an increase in net loss for the three months ended March 31, 2009 of $34,938.  The changes reduced net income for the three months ended March 31, 2008 by $29,243, thereby resulting in a net loss for that period of $9,049.  The cumulative changes resulted in a reduction in stockholders' equity at March 31, 2009 and December 31, 2008 of $889,533 and $854,595, respectively.

These changes have an effect on previously disclosed data relative to segment information and comprehensive income (loss).  Accordingly, we have revised Notes G and I to reflect the restatement.  Additionally, we have adjusted various comparison data within management's discussion and analysis to reflect these changes.  Please refer to Note K for detailed information on the effects of these changes on individual condensed consolidated financial statement line items.

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

17.

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

18.

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

19.

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

20.

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

21.

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

Total benefits and expenses were $12,709,461 in the first quarter of 2009 (a decrease of 0.4% compared to the first quarter of 2008). This decrease correlates with the decrease in new business generated.

Net investment income was $4,440,161 for the first quarter of 2009 compared to $4,440,439 for the first quarter of 2008. The fluctuating economic environment continues to put pressure on new investment yields.

After providing for federal income taxes, our net loss was $61,507 with a loss per share of $0.05 for the first quarter of 2009 as compared to a net loss of $9,049 and a loss per share of $0.01 for the first quarter of 2008.

In light of prior year losses due to other-than-temporary impairments, we elected not to pay our typical annual dividend during the first quarter of 2009.

Business Segments

We internally evaluate the performance of our operations by the following four business segments:

Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $9,734,705 for the first quarter of 2009 (an increase of 1.7% compared to the first quarter of 2008). This increase is due primarily to increased preneed sales from the Legacy Gold preneed product series.  Pre-tax loss from operations was $321,976 for the three month period ended March 31, 2009 compared to a pre-tax loss from operations of $365,613 for the three month period ended March 31, 2008.  This improvement was also driven by the increase in sales revenue.

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

22.

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

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, less than 1% of our consolidated revenues were generated by those subsidiaries. Approximately 7% of Investors Heritage Financial's revenue for the three month period ended March 31, 2009 was derived from the sale of Investors Heritage Life's credit insurance products. During the first three months of 2009, Investors Heritage Capital received dividends from Investors Heritage Financial totaling $68,000 and received distributions from At Need Funding of $33,000. We anticipate further dividend payments from Investors Heritage Financial and distributions from At Need Funding during the remainder of 2009.

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

24.

Item 4T. Controls and Procedures

As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of management, including our Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded in its original Quarterly Report on Form 10-Q for the period ended March 31, 2009 that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q.  Except as set forth below, there have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting during this most recent quarter or subsequent to the date we carried out our evaluation.  As a result of the restatement described in Note K to the condensed consolidated financial statements for the three months ended March 31, 2009, we have concluded that we did not maintain effective internal control over financial reporting in determining our insurance reserves for a limited block of our life policies and, as a result, a material weakness existed in our internal control over financial reporting relative to this portion of insurance reserves.  Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009.  Concurrent with the filing of this quarterly report on Form 10-Q, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, again evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon this subsequent evaluation, including the remedial actions described below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  We have implemented a new procedure to improve the control processes.  Specifically, we have instituted a control whereby key personnel involved in our financial reporting process review system reserve runs by plan code to confirm that our life insurance plans contain an appropriate insurance reserving code.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Subsequent to March 31, 2009, the Company implemented a new procedure that includes the formal review of the system reserve report by plan code to confirm proper reserve coding on all plan types.

24.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital Corporation (formerly known as Kentucky Investors, Inc. prior to name change effective June 1, 2009) is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 14, 2009, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

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

25.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: December 31, 2009	President

BY: /s/Raymond L. Carr
Raymond L. Carr
DATE: December 31, 2009	Vice President - Chief Financial Officer