Form 10-Q/A
period 2009-06-30
Investors Heritage Capital Corp
filed 2009-12-31
CIK 55362

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

EXPLANATORY NOTE

We are filing Form 10-Q/A for the period ended June 30, 2009 for the purpose of restating our condensed consolidated financial statements as of and for the periods ended June 30, 2009.  The restatement reflects the correction of a clerical error dating to 1998 in the calculation of insurance reserves on certain types of life policies, principally certain reduced paid-up and extended term life policies and policy riders.  We have recorded changes in the additional insurance reserves, related reinsurance recoverables and related deferred income tax asset in the condensed consolidated financial statements for the periods presented herein.  These changes resulted in an increase in the net loss for the three and six months ended June 30, 2009, of $17,309 and $52,247 respectively, and reduced net income for the three and six months ended June 30, 2008 by $18,162 and $47,405, respectively.  The cumulative changes also resulted in a reduction in stockholders' equity at June 30, 2009 and December 31, 2008, of $906,842 and $854,595, respectively.  These changes also have an effect on previously disclosed data relative to segment information and comprehensive income (loss).  Accordingly, we have revised Notes G and I to the condensed consolidated financial statements to reflect these changes.  Additionally, we have adjusted certain comparison data included in management's discussion and analysis to account for these changes.  Please refer to Note L of the notes to the consolidated financial statements for detailed information on the effects of these changes on individual financial statement line items.  We have not updated this Form 10-Q/A for events or information subsequent to the date of filing of the original Form 10-Q, except in connection with the foregoing.

PART I -- FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

	As Restated - Note L

	June 30,	December 31,
ASSETS	2009	2008
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $284,082,610 and $282,335,626)	$ 290,750,132	$ 285,430,376
Equity securities (cost: $4,052,600 and $4,040,062)	4,219,448	3,938,177
Mortgage loans on real estate	22,348,692	22,512,438
Policy loans	6,977,474	6,971,949
Other long-term investments	927,209	1,021,741
Short-term investments	-	25,000
Total investments	325,222,955	319,899,681

Cash and cash equivalents	2,528,989	2,819,257
Accrued investment income	4,258,007	4,338,974
Due premiums	3,402,790	3,618,390
Deferred acquisition costs	19,568,801	19,882,671
Present value of future profits	21,614	30,260
Leased property under capital leases	207,471	283,695
Property and equipment	1,660,709	1,702,331
Cash value of company-owned life insurance	7,904,794	7,764,223
Other assets	314,340	338,182
Amounts recoverable from reinsurers	48,247,272	49,899,675
	$ 413,337,742	$ 410,577,339

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$ 343,703,204	$ 343,736,288
Unearned premium reserves	10,900,910	12,154,938
Policy claims	1,514,995	1,504,744
Liability for deposit-type contracts	2,781,380	2,733,214
Reserves for dividends and endowments and other	539,732	524,797
Total policy liabilities	359,440,221	360,653,981
Deferred federal income tax liability	1,897,418	852,106
Obligations under capital leases	209,692	284,307
Notes payable	3,346,075	3,701,506
Accrued pension liability	5,474,176	5,641,941
Other liabilities	2,970,370	1,990,538
Total liabilities	373,337,952	373,124,379

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,129,466 and 1,120,686)	1,129,466	1,120,686
Paid-in surplus	8,688,005	8,705,492
Accumulated other comprehensive income (loss)	113,921	(2,542,413)
Retained earnings	30,068,398	30,169,195
Total stockholders' equity	39,999,790	37,452,960
	$ 413,337,742	$ 410,577,339

See notes to consolidated financial statements.

4

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Income Statements (Unaudited)

	As Restated - Note L		As Restated - Note L

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE
Premiums and other considerations	$ 10,805,292	$ 11,701,374	$ 20,718,561	$ 22,477,264
Premiums ceded	(2,584,113)	(3,489,408)	(4,595,081)	(6,226,941)
Net premiums earned	8,221,179	8,211,966	16,123,480	16,250,323

Investment income, net of expenses	4,343,383	4,512,816	8,783,544	8,953,255
Net realized investment gains (losses)	(936,182)	1,089	(866,576)	(382)
Other income	292,693	279,143	509,458	551,921
Total revenue	11,921,073	13,005,014	24,549,906	25,755,117

BENEFITS AND EXPENSES
Death and other benefits	7,644,959	7,864,875	16,367,978	16,621,343
Guaranteed annual endowments	143,952	155,650	276,375	295,326
Dividends to policyholders	140,398	172,291	257,335	302,293
Increase in benefit reserves and unearned premiums	1,108,358	1,473,886	1,548,717	1,945,777
Acquisition costs deferred	(1,257,420)	(1,206,231)	(2,472,854)	(2,356,107)
Amortization of deferred acquisition costs	1,393,088	1,380,036	2,618,399	2,688,507
Commissions	629,765	542,969	1,144,904	1,068,551
Other insurance expenses	2,843,278	2,394,856	5,614,985	4,974,598
Total benefits and expenses	12,646,378	12,778,332	25,355,839	25,540,288

INCOME (LOSS) BEFORE
FEDERAL INCOME TAXES	(725,305)	226,682	(805,933)	214,829

PROVISION (BENEFIT) FOR
FEDERAL INCOME TAXES
Current	(12,285)	87,140	172,056	133,975
Deferred	(187,413)	(33,328)	(390,875)	(82,967)
	(199,698)	53,812	(218,819)	51,008

NET INCOME (LOSS)	$ (525,607)	$ 172,870	$ (587,114)	$ 163,821

BASIC AND DILUTED NET EARNINGS
(LOSS) PER SHARE	$ (0.47)	$ 0.16	$ (0.52)	$ 0.15

DIVIDENDS PER SHARE	$ -	$ -	$ -	$ 0.38

See notes to consolidated financial statements.

5

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	As Restated - Note L

	Common Stock	Paid-in Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity

BALANCE, JANUARY 1, 2008	$1,117,851	$8,650,907	$ 1,902,238	$31,136,643	$ 42,807,639

Comprehensive loss:
Net income	-	-	-	163,821	163,821
Change in net unrealized appreciation
on available-for-sale securities	-	-	(2,733,715)	-	(2,733,715)
Change in unrealized pension benefits	-	-	81,445	-	81,445
Change in fair value of hedging instrument	-	-	3,495	-	3,495
Total comprehensive loss					(2,484,954)
Cash dividends	-	-	-	(422,959)	(422,959)
Issuances (repurchases) of
common stock, net	(1,640)	28,325	-	(72,648)	(45,963)
BALANCE, JUNE 30, 2008	$1,116,211	$8,679,232	$ (746,537)	$30,804,857	$ 39,853,763

BALANCE, JANUARY 1, 2009	$ 1,120,686	$8,705,492	$ (2,542,413)	$30,169,195	$ 37,452,960

Cumulative effect of a change in
accounting principle	-	-	(272,157)	272,157	-
Comprehensive income:
Net loss	-	-	-	(587,114)	(587,114)
Change in net unrealized appreciation
on available-for-sale securities	-	-	2,741,538	-	2,741,538
Change in unrealized pension benefits	-	-	184,533	-	184,533
Change in fair value of hedging instrument	-	-	2,420	-	2,420
Total comprehensive income					2,341,377
Issuances (repurchases) of
common stock, net	8,780	(17,487)	-	214,160	205,453
BALANCE, JUNE 30, 2009	$1,129,466	$8,688,005	$ 113,921	$30,068,398	$ 39,999,790

See notes to consolidated financial statements.

6

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

7

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

NOTE B - Basis of Presentation

On December 22, 2009, the Company announced that it would restate its consolidated financial statement.  The accompanying consolidated financial statements have been restated for all periods presented.  The nature of the restatement and the effect on the financial statement line items are discussed in Note L.  In addition, certain disclosures in the following notes have been restated consistent with the consolidated financial statements.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008, as included in our Annual Report on Form 10-K.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue:
Preneed and burial products	$ 9,904,070	$ 9,775,797	$ 19,638,775	$ 19,350,256
Traditional and universal life products	2,533,125	2,848,834	5,011,840	5,593,257
Credit insurance products and
administrative services	92,927	110,332	177,096	203,140
Corporate and other	(609,049)	270,051	(277,805)	608,464
	$ 11,921,073	$ 13,005,014	$ 24,549,906	$ 25,755,117

Pre-tax income (loss) from operations:
Preneed and burial products	$ 3,070	$ (235,201)	$ (318,906)	$ (600,814)
Traditional and universal life products	138,308	96,966	33,418	160,050
Credit insurance products and
administrative services	59,771	73,795	105,935	144,470
Corporate and other	(926,454)	291,122	(626,380)	511,123
	$ (725,305)	$ 226,682	$ (805,933)	$ 214,829

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

NOTE I -- Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related federal income taxes, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Total net unrealized gains (losses)
arising during the period	$ 3,667,623	$ (4,834,495)	$ 1,874,962	$ (2,734,097)
Less: Net realized investment gains (losses)	(936,182)	1,089	(866,576)	(382)
Net unrealized gains (losses)	4,603,805	(4,835,584)	2,741,538	(2,733,715)
Change in unrealized pension benefits	92,266	61,218	184,533	81,445
Change in fair value of hedging instrument	1,237	3,078	2,420	3,495
Net income (loss)	(525,607)	172,870	(587,114)	163,821
Total comprehensive income (loss)	$ 4,171,701	$ (4,598,418)	$ 2,341,377	$ (2,484,954)

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

Subsequent events or transactions have been evaluated for potential recognition or disclosure through August 14, 2009, which is the date that the financial statements were originally issued.  This evaluation has been updated through December 31, 2009, for disclosure only, which is the date that the financial statements have been reissued (Note L).

NOTE L -- Restatement of Financial Statements

We have restated our previously issued condensed consolidated financial statements as of and for the periods ended June 30, 2009 (and comparative prior periods) to account for the impact of a clerical error in the calculation of insurance reserves on certain types of life policies, principally certain reduced paid-up policies, extended term policies and policy riders.  This clerical error, which originated in 1998, has resulted in understatements of Benefit reserves and related Amounts recoverable from reinsurers, along with Deferred federal income tax assets.  We have reflected the effects of these changes in the condensed consolidated financial statements for the periods presented herein.  We have also revised Notes G (segment data) and I (comprehensive income) to reflect these changes.

19.

The effect of this change on the condensed consolidated financial statements previously filed within this Form 10-Q as of and for the period ended June 30, 2009, is as follows:

	As Previously		As
	Reported	Adjustments	Restated
Selected balance sheet data at June 30, 2009:
Amounts recoverable from reinsurers	$ 47,835,662	$ 411,610	$ 48,247,272
Benefit reserves	341,925,931	1,777,273	343,703,204
Deferred federal income tax liability	2,356,239	(458,821)	1,897,418
Retained earnings	30,975,240	(906,842)	30,068,398

Selected balance sheet data at December 31, 2008:
Amounts recoverable from reinsurers	$ 49,523,594	$ 376,081	$ 49,899,675
Benefit reserves	342,065,366	1,670,922	343,736,288
Deferred federal income tax liability	1,292,352	(440,246)	852,106
Retained earnings	31,023,790	(854,595)	30,169,195

Selected statement of income data for the
quarter ended June 30, 2009:
Increase in benefit reserves
and unearned premiums	$ 1,083,326	$ 25,032	$ 1,108,358
Deferred federal income taxes (benefit)	(179,690)	(7,723)	(187,413)
Net loss	(508,298)	(17,309)	(525,607)
Basic and diluted net
loss per share	(0.45)	(0.02)	(0.47)

Selected statement of income data for the
quarter ended June 30, 2008:
Increase in benefit reserves
and unearned premiums	$ 1,450,082	$ 23,804	$ 1,473,886
Deferred federal income taxes (benefit)	(27,686)	(5,642)	(33,328)
Net income (loss)	191,032	(18,162)	172,870
Basic and diluted net earnings
(loss) per share	0.17	(0.01)	0.16

Selected statement of income data for the
six months ended June 30, 2009:
Increase in benefit reserves
and unearned premiums	$ 1,477,895	$ 70,822	$ 1,548,717
Deferred federal income taxes (benefit)	(372,300)	(18,575)	(390,875)
Net loss	(534,867)	(52,247)	(587,114)
Basic and diluted net
loss per share	(0.48)	(0.04)	(0.52)

Selected statement of income data for the
six months ended June 30, 2008:
Increase in benefit reserves
and unearned premiums	$ 1,883,642	$ 62,135	$ 1,945,777
Deferred federal income taxes (benefit)	(68,237)	(14,730)	(82,967)
Net income (loss)	211,226	(47,405)	163,821
Basic and diluted net earnings
(loss) per share	0.19	(0.04)	0.15

20.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENT OF FINANCIAL STATEMENTS

We have restated our previously issued condensed consolidated financial statements for the periods ended June 30, 2009 (and comparative prior periods) to account for the impact of a clerical error in the calculation of insurance reserves on certain types of life policies, principally certain reduced paid-up policies, extended term policies and policy riders.  This clerical error, which originated in 1998, has resulted in understatements of Benefit reserves and related Amounts recoverable from reinsurers, along with Deferred federal income tax assets.  We have recorded changes in the additional insurance reserve, associated reinsurance amounts and deferred income tax assets in the condensed consolidated financial statements for the periods presented herein.  These changes resulted in an increase in net loss for the three and six months ended June 30, 2009 of $17,309 and $52,247, respectively.  The changes reduced net income for the three and six months ended June 30, 2008 by $18,162 and $47,405, respectively.  The cumulative changes resulted in a reduction in stockholders' equity at June 30, 2009 and December 31, 2008 of $906,842 and $854,595, respectively.

These changes have an effect on previously disclosed data relative to segment information and comprehensive income (loss).  Accordingly, we have revised Notes G and I to reflect the restatement.  Additionally, we have adjusted various comparison data within management's discussion and analysis to reflect these changes.  Please refer to Note L for detailed information on the effects of these changes on individual financial statement line items.

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

21.

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

22.

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

23.

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

24.

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

25.

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

26.

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

Total benefits and expenses were $12,646,378 in the second quarter of 2009 (a decrease of 1.0% compared to the second quarter of 2008) and $25,355,839 for the six months ended June 30, 2009 (a decrease of 0.7% compared to the corresponding period in 2008).  This decrease correlates with the decrease in new business generated coupled with the allowable reduction of certain death benefit crediting rates.

After providing for federal income taxes, our net loss was $525,607 with a loss per share of $0.47 for the second quarter of 2009 as compared to net income of $172,870 and earnings per share of $0.16 for the second quarter of 2008.  Our net loss for the six months ended June 30, 2009 was $587,114 with a loss per share of $0.52 compared with net income of $163,821 and earnings per share of $0.15 for the six months ended June 30, 2008.

In light of recent losses due to other-than-temporary impairments, we elected not to pay our typical annual dividend during 2009.

Business Segments

We internally evaluate the performance of our operations by the following four business segments:

Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $9,904,070 for the second quarter of 2009 (an increase of 1.3% compared to the second quarter of 2008) and $19,638,775 for the six months ended June 30, 2009 (an increase of 1.5% compared to the corresponding period in 2008).  This increase is due primarily to increased preneed sales from the Legacy Gold preneed product series.  Pre-tax income (loss) from operations was $3,070 and ($318,906) for the three and six month periods ended June 30, 2009 compared to a pre-tax loss from operations of ($235,201) and ($600,814) for the three and six month periods ended June 30, 2008.  This improvement was driven by the corresponding increase in sales revenue and the allowable reduction of certain death benefit crediting rates.

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

27.

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

Corporate and Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. This segment also includes fees generated from our of realized investment gains and losses.  Revenues, including net realized investment losses, for this segment were ($609,049) and ($277,805) for the three and six month periods ended June 30, 2009.  Likewise, the pre-tax loss from operations was ($926,454) and ($626,380) for the three and six month periods ended June 30, 2009. The current period losses were driven primarily by the other-than-temporary impairments taken during the second quarter of 2009, as previously discussed.

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

Federal Income Taxes

The provision for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction, the 404(k) dividend deduction and the small life insurance company tax deduction. The effective tax rate was 27.5% and 27.2% for the three and six month periods ended June 30, 2009, respectively, compared to 23.7% for both the three and six month periods ended June 30, 2008.

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

28.

Item 4T. Controls and Procedures

As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of management, including our Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded in its original Quarterly Report on Form 10-Q for the periods ended June 30, 2009, that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q.  Except as set forth below, there have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting during this most recent quarter or subsequent to the date we carried out our evaluation.  However, as a result of the restatement described in Note L to the condensed consolidated financial statements for the three and six months ended June 30, 2009, we have concluded that we did not maintain effective internal control over financial reporting in determining our insurance reserves for a limited block of our life policies and, as a result, a material weakness existed in our internal control over financial reporting relative to this portion of insurance reserves.  Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2009.  Concurrent with the filing of this quarterly report on Form 10-Q, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, again evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon this subsequent evaluation, including the remedial actions described below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  We have implemented a new procedure to improve the control processes.  Specifically, we have instituted a control whereby key personnel involved in our financial reporting process review system reserve runs by plan code to confirm that our life insurance plans contain an appropriate insurance reserving code.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Subsequent to June 30, 2009, the Company implemented a new procedure that includes the formal review of the system reserve report by plan code to confirm proper reserve coding on all plan types.

29.

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

30.

ITEM 5. Other Information

None

ITEM 6. Exhibits

31.1 & 31.2	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.

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