Form 10-Q/A
period 2009-09-30
Investors Heritage Capital Corp
filed 2009-12-31
CIK 55362

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

EXPLANATORY NOTE

We are filing Form 10-Q/A for the period ended September 30, 2009 for the purpose of restating our condensed consolidated financial statements as of and for the periods ended September 30, 2009.  The restatement reflects the correction of a clerical error dating to 1998 in the calculation of insurance reserves on certain types of life policies, principally certain reduced paid-up and extended term life policies and policy riders.  We have recorded changes in the additional insurance reserves, related reinsurance recoverables and related deferred income tax asset in the condensed consolidated financial statements for the periods presented herein.  These changes resulted in a reduction in net income for the three and nine months ended September 30, 2009 of $15,524 and $67,771, respectively.  The changes increased the net loss for the three and nine months ended September 30, 2008 by $42,015 and $89,420, respectively.  The cumulative changes also resulted in a reduction in stockholders' equity at September 30, 2009 and December 31, 2008, of $922,366 and $854,595, respectively.  These changes also have an effect on previously disclosed data relative to segment information and comprehensive income (loss).  Accordingly, we have revised Notes G and I to the condensed consolidated financial statements to reflect these changes.  Additionally, we have adjusted certain comparison data included in management's discussion and analysis to account for these changes.  Please refer to Note M to the condensed consolidated financial statements for detailed information on the effects of these changes on individual financial statement line items.  We have not updated this Form 10-Q/A for events or information subsequent to the date of filing of the original Form 10-Q, except in connection with the foregoing.

PART I -- FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

	As Restated - Note M

	September 30,	December 31,
ASSETS	2009	2008
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $285,974,328 and $282,335,626)	$ 301,725,844	$ 285,430,376
Equity securities (cost: $4,056,869 and $4,040,062)	4,353,641	3,938,177
Mortgage loans on real estate	21,273,116	22,512,438
Policy loans	6,969,923	6,971,949
Other long-term investments	883,678	1,021,741
Short-term investments	-	25,000
Total investments	335,206,202	319,899,681

Cash and cash equivalents	2,816,813	2,819,257
Accrued investment income	3,441,636	4,338,974
Due premiums	3,494,657	3,618,390
Deferred acquisition costs	18,930,540	19,882,671
Present value of future profits	17,291	30,260
Leased property under capital leases	171,316	283,695
Property and equipment	1,793,057	1,702,331
Cash value of company-owned life insurance	8,414,816	7,764,223
Other assets	356,124	338,182
Amounts recoverable from reinsurers	46,977,744	49,899,675
	$ 421,620,196	$ 410,577,339

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$ 344,175,492	$ 343,736,288
Unearned premium reserves	10,048,189	12,154,938
Policy claims	1,454,284	1,504,744
Liability for deposit-type contracts	2,755,905	2,733,214
Reserves for dividends and endowments and other	530,468	524,797
Total policy liabilities	358,964,338	360,653,981
Deferred federal income tax liability	5,092,596	852,106
Obligations under capital leases	177,509	284,307
Notes payable	2,577,465	3,701,506
Accrued pension liability	5,390,293	5,641,941
Other liabilities	2,340,825	1,990,538
Total liabilities	374,543,026	373,124,379

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,135,754 and 1,120,686)	1,135,754	1,120,686
Paid-in surplus	8,737,898	8,705,492
Accumulated other comprehensive income (loss)	6,059,930	(2,542,413)
Retained earnings	31,143,588	30,169,195
Total stockholders' equity	47,077,170	37,452,960
	$ 421,620,196	$ 410,577,339

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Income Statements (Unaudited)

	As Restated - Note M		As Restated - Note M

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUE
Premiums and other considerations	$ 9,987,378	$ 11,728,363	$ 30,705,939	$ 34,205,627
Premiums ceded	(1,644,520)	(3,297,029)	(6,239,601)	(9,523,970)
Net premiums earned	8,342,858	8,431,334	24,466,338	24,681,657

Investment income, net of expenses	4,327,540	4,401,634	13,111,084	13,354,889
Net realized investment gains (losses)	709,595	(2,907,145)	(156,981)	(2,907,527)
Other income	327,706	272,868	837,164	824,789
Total revenue	13,707,699	10,198,691	38,257,605	35,953,808

BENEFITS AND EXPENSES
Death and other benefits	6,082,136	7,101,104	22,450,114	23,722,447
Guaranteed annual endowments	113,712	122,129	390,087	417,455
Dividends to policyholders	101,702	114,309	359,037	416,602
Increase in benefit reserves
and unearned premiums	2,908,195	1,984,217	4,456,912	3,929,994
Acquisition costs deferred	(1,031,266)	(1,184,285)	(3,504,120)	(3,540,392)
Amortization of deferred acquisition costs	1,282,590	1,338,976	3,900,989	4,027,483
Commissions	639,803	584,751	1,784,707	1,653,302
Other insurance expenses	2,249,348	2,199,905	7,864,333	7,174,503
Total benefits and expenses	12,346,220	12,261,106	37,702,059	37,801,394

INCOME (LOSS) BEFORE
FEDERAL INCOME TAXES	1,361,479	(2,062,415)	555,546	(1,847,586)

PROVISION (BENEFIT) FOR
FEDERAL INCOME TAXES
Current	196,876	102,370	368,932	236,345
Deferred	173,274	(591,869)	(217,601)	(674,836)
	370,150	(489,499)	151,331	(438,491)

NET INCOME (LOSS)	$ 991,329	$ (1,572,916)	$ 404,215	$ (1,409,095)

BASIC AND DILUTED NET EARNINGS
(LOSS) PER SHARE	$ 0.88	$ (1.41)	$ 0.36	$ (1.26)

DIVIDENDS PER SHARE	$ -	$ -	$ -	$ 0.38

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	As Restated - Note M

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income (Loss)	Earnings	Equity

BALANCE, JANUARY 1, 2008	$1,117,851	$8,650,907	$ 1,902,238	$31,136,643	$42,807,639

Comprehensive loss:
Net loss	-	-	-	(1,409,095)	(1,409,095)
Change in net unrealized appreciation
on available-for-sale securities	-	-	(5,442,504)	-	(5,442,504)
Change in unrealized pension benefits	-	-	122,168	-	122,168
Change in fair value of hedging instrument	-	-	2,749	-	2,749
Total comprehensive loss					(6,726,682)
Cash dividends	-	-	-	(422,959)	(422,959)
Issuances (repurchases) of
common stock, net	1,624	49,326	-	(12,591)	38,359
BALANCE, SEPTEMBER 30, 2008	$1,119,475	$8,700,233	$ (3,415,349)	$29,291,998	$35,696,357

BALANCE, JANUARY 1, 2009	$1,120,686	$8,705,492	$ (2,542,413)	$30,169,195	$37,452,960

Cumulative effect of a change in
accounting principle	-	-	(272,157)	272,157	-
Comprehensive income:
Net income	-	-	-	404,215	404,215
Change in net unrealized appreciation
on available-for-sale securities	-	-	8,594,147	-	8,594,147
Change in unrealized pension benefits	-	-	276,800	-	276,800
Change in fair value of hedging instrument	-	-	3,553	-	3,553
Total comprehensive income					9,278,715
Issuances (repurchases) of
common stock, net	15,068	32,406	-	298,021	345,495
BALANCE, SEPTEMBER 30, 2009	$1,135,754	$8,737,898	$ 6,059,930	$31,143,588	$47,077,170

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

NOTE B - Basis of Presentation

On December 22, 2009, the Company announced that it would restate its consolidated financial statement.  The accompanying consolidated financial statements have been restated for all periods presented.  The nature of the restatement and the effect on the financial statement line items are discussed in Note M.  In addition, certain disclosures in the following notes have been restated consistent with the consolidated financial statements.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008, as included in our Annual Report on Form 10-K.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue:
Preneed and burial products	$ 10,076,652	$ 10,211,243	$ 29,715,427	$ 29,561,499
Traditional and universal life products	2,465,125	2,482,270	7,476,965	8,075,527
Credit insurance products and
administrative services	66,355	108,515	243,451	311,655
Corporate and other	1,099,567	(2,603,337)	821,762	(1,994,873)
	$ 13,707,699	$ 10,198,691	$ 38,257,605	$ 35,953,808

Pre-tax income (loss) from operations:
Preneed and burial products	$ 482,607	$ 436,282	$ 163,701	$ (164,532)
Traditional and universal life products	56,724	160,428	90,142	320,478
Credit insurance products and
administrative services	49,165	73,993	155,100	218,463
Corporate and other	772,983	(2,733,118)	146,603	(2,221,995)
	$ 1,361,479	(2,062,415)	$ 555,546	$ (1,847,586)

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

NOTE I - Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related federal income taxes, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Total net unrealized gains (losses)
arising during the period	$ 6,562,204	$ (5,615,934)	$ 8,437,166	$ (8,350,031)
Less: Net realized investment gains (losses)	709,595	(2,907,145)	(156,981)	(2,907,527)
Net unrealized gains (losses)	5,852,609	(2,708,789)	8,594,147	(5,442,504)
Change in unrealized pension benefits	92,267	40,723	276,800	122,168
Change in fair value of hedging instrument	1,133	(746)	3,553	2,749
Net income (loss)	991,329	(1,572,916)	404,215	(1,409,095)
Total comprehensive income (loss)	$ 6,937,338	$ (4,241,728)	$ 9,278,715	$ (6,726,682)

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

NOTE L - Subsequent Events

Subsequent events or transactions have been evaluated for potential recognition or disclosure through November 12, 2009, which is the date that the financial statements were originally issued.  This evaluation has been updated through December 31, 2009, for disclosure only, which is the date that the financial statements have been reissued (Note M).

NOTE M -- Restatement of Financial Statements

We have restated our previously issued condensed consolidated financial statements as of and for the periods ended September 30, 2009 (and comparative prior periods) to account for the impact of a clerical error in the calculation of insurance reserves on certain types of life policies, principally certain reduced paid-up policies, extended term policies and policy riders.  This clerical error, which originated in 1998, has resulted in understatements of Benefit reserves and related Amounts recoverable from reinsurers, along with Deferred federal income tax assets.  We have reflected the effects of these changes in the condensed consolidated financial statements for the periods presented herein.  We have also revised Notes G (segment data) and I (comprehensive income) to reflect these changes.

The effect of this change on the condensed consolidated financial statements previously filed within the Form 10-Q as of and for the periods ended September 30, 2009, is as follows:

	As Previously		As
	Reported	Adjustments	Restated
Selected balance sheet data at September 30, 2009:
Amounts recoverable from reinsurers	$ 46,539,047	$ 438,697	$ 46,977,744
Benefit reserves	342,348,811	1,826,681	344,175,492
Deferred federal income tax liability	5,558,214	(465,618)	5,092,596
Retained earnings	32,065,954	(922,366)	31,143,588

Selected balance sheet data at December 31, 2008:
Amounts recoverable from reinsurers	$ 49,523,594	$ 376,081	$ 49,899,675
Benefit reserves	342,065,366	1,670,922	343,736,288
Deferred federal income tax liability	1,292,352	(440,246)	852,106
Retained earnings	31,023,790	(854,595)	30,169,195

Selected statement of income data for the
quarter ended September 30, 2009:
Increase in benefit reserves
and unearned premiums	$ 2,885,874	$ 22,321	$ 2,908,195
Deferred federal income taxes (benefit)	180,071	(6,797)	173,274
Net income	1,006,853	(15,524)	991,329
Basic and diluted net income
per share	0.89	(0.01)	0.88

Selected statement of income data for the
quarter ended September 30, 2008:
Increase in benefit reserves
and unearned premiums	$ 1,929,152	$ 55,065	$ 1,984,217
Deferred federal income taxes (benefit)	(578,819)	(13,050)	(591,869)
Net loss	(1,530,901)	(42,015)	(1,572,916)
Basic and diluted net
loss per share	(1.37)	(0.04)	(1.41)

Selected statement of income data for the
nine months ended September 30, 2009:
Increase in benefit reserves
and unearned premiums	$ 4,363,769	$ 93,143	$ 4,456,912
Deferred federal income taxes (benefit)	(192,229)	(25,372)	(217,601)
Net income	471,986	(67,771)	404,215
Basic and diluted net earnings
per share	0.42	(0.06)	0.36

Selected statement of income data for the
nine months ended September 30, 2008:
Increase in benefit reserves
and unearned premiums	$ 3,812,794	$ 117,200	$ 3,929,994
Deferred federal income taxes (benefit)	(647,056)	(27,780)	(674,836)
Net loss	(1,319,675)	(89,420)	(1,409,095)
Basic and diluted net loss
per share	(1.18)	(0.08)	(1.26)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENT OF FINANCIAL STATEMENTS

We have restated our previously issued condensed consolidated financial statements for the periods ended September 30, 2009 (and comparative prior periods) to account for the impact of a clerical error in the calculation of insurance reserves on certain types of life policies, principally certain reduced paid-up policies, extended term policies and policy riders.  This clerical error, which originated in 1998, has resulted in understatements of Benefit reserves and related Amounts recoverable from reinsurers, along with Deferred federal income tax assets.  We have recorded changes in the additional insurance reserve, associated reinsurance amounts and deferred income tax assets in the condensed consolidated financial statements for the periods presented herein.  These changes resulted in a reduction in net income for the three and nine months ended September 30, 2009 of $15,524 and $67,771, respectively.  The changes increased the net loss for the three and nine months ended September 30, 2008 by $42,015 and $89,420, respectively.  The cumulative changes resulted in a reduction in stockholders' equity at September 30, 2009 and December 31, 2008 of $922,366 and $854,595, respectively.

These changes have an effect on previously disclosed data relative to segment information and comprehensive income (loss).  Accordingly, we have revised Notes G and I to reflect the restatement.  Additionally, we have adjusted various comparison data within management's discussion and analysis to reflect these changes.  Please refer to Note M for detailed information on the effects of these changes on individual financial statement line items.

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

Total benefits and expenses were $12,346,220 in the third quarter of 2009 (an increase of 0.7% compared to the third quarter of 2008) and $37,702,059 for the nine months ended September 30, 2009 (a decrease of 0.3% compared to the corresponding period in 2008).  While employee salary and benefit expenses have increased since prior year, these increases have been somewhat offset by the decrease in new business generated coupled with the allowable reduction of certain death benefit crediting rates.

After providing for federal income taxes, our net income was $991,329 with earnings per share of $0.88 for the third quarter of 2009 as compared to a net loss of $1,572,916 and a net loss per share of $1.41 for the third quarter of 2008.  Our net income for the nine months ended September 30, 2009 was $404,215 with earnings per share of $0.36 compared with a net loss of $1,409,095 and a net loss per share of $1.26 for the nine months ended September 30, 2008.

In light of recent losses due to other-than-temporary impairments, we elected not to pay our typical annual dividend during 2009.

Business Segments

We internally evaluate the performance of our operations by the following four business segments:

Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $10,076,652 for the third quarter of 2009 (a decrease of 1.3% compared to the third quarter of 2008) and $29,715,427 for the nine months ended September 30, 2009 (an increase of 0.5% compared to the corresponding period in 2008).  The small decrease for the quarter is driven by the current poor economic conditions, however, sales remain up slightly year-to-date for the Legacy Gold preneed product series.  Pre-tax income from operations was $482,607 and $163,701 for the three and nine month periods ended September 30, 2009 compared to pre-tax income (loss) from operations of $436,282 and ($164,532) for the three and nine month periods ended September 30, 2008.  This improvement was driven by the corresponding increase in sales revenue, favorable claims history compared to prior periods and the allowable reduction of certain death benefit crediting rates.

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

Item 4T. Controls and Procedures

As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of management, including our Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded in its original Quarterly Report on Form 10-Q for the periods ended September 30, 2009, that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q.  Except as set forth below, there have been no significant changes in our internal controls or in other factors which could significantly affect internal control over financial reporting during this most recent quarter or subsequent to the date we carried out our evaluation.  However, as a result of the restatement described in Note M to the condensed consolidated financial statements for the three and nine months ended September 30, 2009, we have concluded that we did not maintain effective internal control over financial reporting in determining our insurance reserves for a limited block of our life policies and, as a result, a material weakness existed in our internal control over financial reporting relative to this portion of insurance reserves.  Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009.  Concurrent with the filing of this quarterly report on Form 10-Q, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, again evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon this subsequent evaluation, including the remedial actions described below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  We have implemented a new procedure to improve the control processes.  Specifically, we have instituted a control whereby key personnel involved in our financial reporting process review system reserve runs by plan code to confirm that our life insurance plans contain an appropriate insurance reserving code.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Subsequent to September 30, 2009, the Company implemented a new procedure that includes the formal review of the system reserve report by plan code to confirm proper reserve coding on all plan types.

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