Form 10-K
period 2009-12-31
Investors Heritage Capital Corp
filed 2010-03-19
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  (X)         NO  (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  (  )        NO  (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  (  )

Accelerated filer  (  )

Non-accelerated filer  (  ) (Do not check if a smaller reporting company)

Smaller Reporting Company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  (  )    NO  (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the average bid and asked price of such common equity as of June 30, 2009.     $23,859,975

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class

Common Capital Stock

Outstanding at March 3, 2010

1,140,632.356

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 2009 (Form 10-K, Items 1, 7, 8 and 15.)

(2) Portions of the Proxy Statement dated April 2, 2010, for the Annual Meeting of Stockholders to be held May 13, 2010 (Form 10-K, Items 10, 11, 12, 13 and 14.)

CONTENTS

Part I

		Page
Item 1.	Business	5
Item 2.	Properties	12
Item 3.	Legal Proceedings	12
Item 4.	Reserved

Part II

Part III

Part IV

Item 15.	Exhibits	19
Index To Exhibits		20
Signatures		21

PART I

Item 1. Business

(a) Business Overview

Investors Heritage Capital Corporation is the holder of 100% of the outstanding common stock of a life insurance company, a printing company and an insurance marketing company and is the sole member of two Kentucky limited liability companies.

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

Investors Heritage Life owns 96% of Investors Underwriters, Inc., an investment holding company. Less than 1% of Investors Heritage Capital's total consolidated revenues were generated by the Non-insurance Subsidiaries for the year ended December 31, 2009. The Non-insurance Subsidiaries' total assets and stockholders' equity comprised less than 1% in the aggregate of Investors Heritage Capital's reported total assets and stockholders' equity as of December 31, 2009.

(b) Financial Information About Business Segments

Investors Heritage Life

The business segments of Investors Heritage Life are identified and discussed on page 8 of the Annual Report to Stockholders for the year ended December 31, 2009 and are incorporated herein by reference. We offer a portfolio of the standard forms of participating and non-participating whole life, limited pay, endowments, split-funding, interest-sensitive whole life, guaranteed issue whole life, universal life, term and group life. In addition, we write credit life and credit accident and health insurance (collectively "Credit Insurance") on a group basis.  The business of Investors Heritage Life is not seasonal.

Ordinary Production. The business segments for ordinary production are Preneed and Burial products ("Preneed") and Traditional and Universal Life products ("Traditional"). Ordinary in force accounts for 31% of total in force business. We continue to work diligently to increase ordinary product sales. Our primary focus over the last several years has been the Preneed sales in the final expense and preneed funeral markets. Final expense sales include the sale of small face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. Preneed funeral sales include the sale of multiple premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract.

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

During 2009, our market share through the Kentucky financial institutions remained steady although sales lagged due to economic conditions.  We anticipate sales of our Credit Insurance and mortgage redemption products to rebound as the economic conditions strengthen.

We have executed a letter of intent with the KBA and its insurance agency subsidiary, KenBanc Insurance Services, Inc., whereby they would assume all marketing responsibilities for the credit insurance products to financial institutions in the Commonwealth of Kentucky.  Investors Heritage Life will continue to provide insurance products to be marketed as well as all back office administrative services related to the credit insurance operations.  We anticipate definitive agreements to be executed on or before the end of the second quarter 2010.

(c) Narrative Description of Business

Preneed and Burial Products ("Preneed").   Approximately 56% of total ordinary insurance in force is Preneed. Sales for this segment are under the direct supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have several district managers under their supervision. As a result of our growth in the Preneed area, agency relationships have also been entered into directly with numerous funeral home owners. Management anticipates this trend to continue and, depending on the size of the funeral home and state law, preneed counselors may also become part of the agency force.

Preneed sales increased 4.4% during 2009 primarily due to increased marketing activity from our agency division in the preneed markets.  Investors Heritage Life strives to continue to improve its marketing capability in this area. Our efforts and strategy to continue a successful ordinary insurance operation hinge on continuing to provide solid products and outstanding administrative service and on the personal relationships developed and fostered each year. In the fourth quarter of 2007, we introduced a new preneed product replacing the Legacy Protector and Legacy Preferred product series.  The Legacy Gold series includes both single premium as well as multi-pay policies. Reaction to this product in our markets continues to be favorable.  The performance of this product series has been in line with expectations and has improved product profitability in this segment.  Our Preneed sales are generated primarily through independent funeral homes in fourteen states.

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

Approximately 44% of total ordinary insurance in force is Traditional. These sales are built around a standard portfolio of life insurance policies with some of the contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies. In addition, we offer term insurance products.

During the fourth quarter 2008, we also introduced a new Whole Life Policy, HLW Choice Whole Life, which replaced our Life Paid Up at 95 product.  This Whole Life Policy is designed with numerous options and with flexibility to achieve our customer's goals.

As anticipated, ordinary premium production from financial institutions decreased by $338,772 to $586,431 in 2009. This 36.6% decrease over 2008 was primarily due to the tightening of consumer credit markets in light of the current economic situation.

Group life accounts for 60% of total in-force business.  In addition to the group business discussed above, Investors Heritage Life participates in the Federal Employee Group Life Insurance ("FEGLI") Program, which is administered by Metropolitan Life Insurance Company, and in the Servicemen's Group Life Insurance ("SEGLI") Program, which is administered by Prudential Insurance Company of America. As of year-end 2009, the total amount of insurance in force from the FEGLI and SEGLI programs was approximately $583,857,000 and $1,357,321,000, respectively.

Credit Insurance. Credit Insurance, which accounts for 9% of total in-force business, is generally sold through banks, finance companies and automobile dealerships and is offered in connection with the extension of credit. The amount of the insurance is designed to cover the amount of the loan with the financial institution being the beneficiary of the insurance policy to the extent of the unpaid balance of the loan. Credit Insurance production is dependent on consumer debt. In times of low unemployment, reasonable interest rates and a steadily improving economy, consumer debt increases; therefore, Credit Insurance sales increase. When the economy slows, consumer debt slows and therefore Credit Insurance sales decrease.

Investors Heritage Life has reinsurance agreements with eight unaffiliated companies, Transamerica Life Insurance Company, Universal Guaranty Life Insurance Company, Madison National Life Insurance Company, Minnesota Life Insurance Company, KenBanc Reinsurance Company, Ltd., Plateau Insurance Company, Central States Health and Life Company of Omaha and Aspi Re Limited.  Pursuant to those agreements, our Credit Insurance products sold by each company's agents are then reinsured to each company, respectively. Investors Heritage Life and Investors Heritage Financial are paid an initiation fee and an administration fee for services provided. Investors Heritage Financial will continue to seek contracts to operate as an administrator for other companies that sell Credit Insurance.

Investors Heritage Financial continued to call on banks, finance companies and selected automobile dealerships to market Credit Insurance products for Investors Heritage Life during 2009. As anticipated, 8.6% of Investors Heritage Financial revenues for 2009 were derived from the sale of Investors Heritage Life's Credit Insurance products. Credit Insurance gross written premiums were lower than in the prior year due primarily to lower loan demand related to the sluggish economy.  As noted above, Investors Heritage Life has executed a letter of intent with the KBA and its affiliated insurance agency, KenBanc Insurance Services, Inc., whereby KenBanc will provide all marketing responsibilities for the sale of our credit insurance products through financial institutions in the Commonwealth of Kentucky.

In addition to selling Credit Insurance, Investors Heritage Life provides ongoing servicing of written credit business, generating fee income.  Additionally, Investors Heritage Life bank agents may obtain an ordinary life license enabling them to sell mortgage life insurance that might be required in excess of the statutory credit life limitation enacted by each state where our Credit Insurance products are sold. The mortgage life insurance sales operations will continue to be conducted through Investors Heritage Financial. During the fourth quarter of 2008, we introduced a new product for our credit ordinary sales through financial institutions, Heritage Protector IV.  This product replaces the Heritage Protector III series. Further, Investors Heritage Financial is licensed with other unaffiliated insurance companies to provide products that Investors Heritage Life does not offer to the financial institutions and other agents. These products include cancer, accident, second-to-die, large face amount term insurance, short term and long term disability and annuities. These relationships generated additional fee income in the amount of $216,244 during 2009 and management anticipates continued fee income from this area.

Reinsurance.  Investors Heritage Life utilizes a combination of yearly renewable term reinsurance and coinsurance to cede life insurance coverage in excess of its retention limit, which is $25,000 per life. This retention level was achieved by keeping current reinsurance treaties in place and adding additional yearly renewable term treaties for the difference. As anticipated, this retention level has stabilized earnings fluctuations in the Traditional segment. Excess coverages are reinsured externally to unaffiliated reinsurers.

Investors Heritage Life has a reinsurance agreement with Munich American Reassurance Company, which reinsures the Heritage Final Expense products on an 80/20 quota share basis with Investors Heritage Life retaining 20% of the risk on each life. We also have a reinsurance agreement with Lincoln National Life Insurance Company, which reinsures the Term to 95 product on an 80/20 quota share basis with Investors Heritage Life retaining 20% of the risk on each life.

As of December 31, 2009, approximately $47,168,000 or 14% of total benefit and unearned premium reserves was reinsured with non-affiliated, well-established insurance companies. Investors Heritage Life is party to reinsurance and coinsurance agreements with twenty-seven non-affiliated companies. The reinsurers for Investors Heritage Life and amounts of insurance in force that are reinsured are as follows:

Company	Reinsurance	Percent
	Reserves	Of Total

ACE Life Insurance Company	$ 1,491,000	3.16%
Aspi Re Limited	247,000	0.52%
Canada Life Assurance Company	147,000	0.31%
Central States Health & Life Co. of Omaha	64,000	0.14%
KenBanc Reinsurance Company LTD	238,000	0.50%
Lincoln National Life Insurance Company	1,101,000	2.33%
Madison National Life Insurance Company	155,000	0.33%
Minnesota Life Insurance Company	3,050,000	6.47%
Munich American Reassurance Company	5,339,000	11.32%
Optimum Re Insurance Company	33,000	0.07%
Plateau Insurance Company	19,000	0.04%
RBC Reinsurance (Ireland) Ltd.	893,000	1.89%
ReliaStar Life Insurance Company	29,000	0.06%
Scottish Annuity and Life Insurance Company	27,890,000	59.13%
Scottish RE (US)	1,595,000	3.38%
Settlers Life Insurance Company	1,285,000	2.72%
Swiss Life Insurance and Pension Company	2,665,000	5.65%
Swiss Re Life & Health America Inc.	447,000	0.95%
Transamerica Life Insurance Company	455,000	0.97%
Universal Guaranty Life Insurance Company	15,000	0.03%
Vernon General Insurance Company	3,000	0.01%
Other Companies (6)	7,000	0.02%
	$47,168,000	100.00%

Investors Heritage Life reinsures all of the risk on the Credit Insurance products sold by its agents.  Currently, this business is being reinsured with ACE Life Insurance Company and Swiss Life Insurance and Pension Company, which replaced Scottish Re (U.S.), Inc. effective June 1,

2008 on new sales of our credit products.  As explained above, some of these credit insurance risks are also reinsured to Transamerica, Universal Guaranty, Madison National, Minnesota Life, KenBanc, Plateau, Central States and Aspi Re.

Administrative Services.  During 2009, we continued to market our third party administrative services to non-affiliated companies.  We have an employee whose primary responsibility is to promote this aspect of our organization.  This additional marketing focus has and is expected to generate increased fee income associated with providing these services. Our overall revenue is further enhanced by the fact that we generally incur minimal expense increases associated with the third party administrative services, which decreases our overall unit costs.

We have the capacity within our organization to handle the additional load and we have been successful in providing services without the need to add new employees.  During 2009, we added two new companies and now provide administrative services for eight companies.  These agreements are with a variety of companies that encompass different levels of services, including in some cases, full life insurance back office administration and accounting.

Other Subsidiaries. Investors Heritage Printing does job printing for Investors Heritage Life as well as numerous unaffiliated sources. This includes the printing of the application forms and other office forms required by Investors Heritage Life. While the income from Investors Heritage Printing is not a significant factor in our overall business, Investors Heritage Printing continues to work to improve profitability. Revenues from Investors Heritage Printing were approximately $363,000 in 2009, down $3,000 compared to 2008.

The formation and operation of Investors Heritage Financial generates additional revenue to Investors Heritage Capital Corporation. Although this additional revenue is not a significant factor in our overall business, Investors Heritage Financial generated revenue from its operations of approximately $237,000 in 2009 compared to $329,000 in 2008.  The decrease is directly related to the decrease in production of credit insurance and credit ordinary insurance due to the tightening of credit that resulted from the current economic conditions.

At Need Funding is a single member, limited liability company organized under the laws of the Commonwealth of Kentucky. Investors Heritage Capital Corporation is the sole member of the LLC. Funding provided by At Need Funding is secured by assignments of verified incontestable life insurance policies issued by unaffiliated companies. The funds are advanced to funeral homes for services provided for the insured. Upon receipt of death benefits from the unaffiliated insurance company, the principal balance of the debt is reduced and interest and fees are recorded. This service is marketed primarily to funeral homes that do not have the manpower to timely complete necessary paperwork to process the insurance claim.  Revenues from At Need Funding were approximately $91,000 in 2009, down $15,000 compared to 2008, primarily due to the current economic conditions.

Dividends and distributions from the Non-insurance Subsidiaries for 2009 and 2008 amounted to $186,000 and $234,500, respectively.

Additionally, we earn fees for other services performed for our subsidiaries. The fees pay for the necessary supervision and coordination required to provide a common policy for all the companies. The supervision results in a coordination of contracts with the various independent agents, common sales brochures, and a savings to each company in the area of printing and purchasing. We purchase director and officer liability coverage, employment practices liability insurance coverage, and blanket fidelity bonds.  All policies provide coverage for each of the subsidiaries and provide a cost savings when compared to purchases made by individual companies. We also administer the group life and the retirement programs for the various companies.  These fees are not significant to our total revenue. Investors Heritage Capital Corporation also has revenue from other investments, but it is not a significant factor in our business.

Employees. Investors Heritage Capital Corporation does not have any employees. While Investors Heritage Capital Corporation's officers perform various functions, they are not paid a salary by Investors Heritage Capital Corporation for performing such functions. There are 86 people employed by Investors Heritage Life and three people employed by Investors Heritage Printing. The number of active independent contractual agents of Investors Heritage Life is 2,368. There are no unions organized nor are there any collective bargaining agreements with the employees or agents.  Management of Investors Heritage Life considers its relationship with the employees and agents to be satisfactory.

(d) Financial Information about Geographic Areas

The principal markets for Investors Heritage Life's products are in the Commonwealths of Kentucky and Virginia, and the States of North Carolina, South Carolina, Georgia, Ohio, Indiana, Florida, Tennessee and Michigan. Investors Heritage Life has licensed ordinary agents and regional managers throughout these states and credit life agents in 257 banks and automobile dealerships.

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

Item 3. Legal Proceedings

There are no legal proceedings to which Investors Heritage Capital Corporation is a party. There are no legal proceedings to which Investors Heritage Life is a party that are material to the overall financial condition or results of operations of Investors Heritage Capital Corporation.

Item 4.  Reserved

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

(i)      The stock of Investors Heritage Capital Corporation, Inc. is quoted on the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.  The symbol for Investors Heritage Capital Corporation is IHRC.  The following table shows the range of high and low closing sales prices of our shares on the OTC Bulletin Board market quotations.

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2009:
First Quarter	$24.00	$13.50
Second Quarter	19.00	14.65
Third Quarter	21.00	17.10
Fourth Quarter	19.00	17.15

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2008:
First Quarter	$29.50	$26.50
Second Quarter	31.00	26.75
Third Quarter	27.20	23.75
Fourth Quarter	29.75	19.85

(ii)     Approximate Number of Equity Security Holders

(A)

Title of Class

Common Stock

(B)

Number of Holders of Record 12-31-2009

2,885

(iii)    Dividends

Investors Heritage Capital Corporation did not pay a dividend in 2009.

(iv) Equity Compensation Plan Information

On September 24, 1999, Investors Heritage Capital's Board granted to certain directors and executive officers options to purchase 75,000 shares of Investors Heritage Capital common stock pursuant to the 1999 Stock Option and Stock Appreciation Rights Plan (the "Plan").  All of the options vested on September 24, 2001 and all outstanding awards expired on September 24, 2009.  Investors Heritage Capital did not grant any options in 2009, and no option holders exercised any options during 2009.  The Plan terminated on September 24, 2009.

(b)  None.

(c)  No share repurchases were made pursuant to a publicly announced plan or program. All share repurchases were shares tendered by original stockholders under our right of first refusal or by employees as part of our 401(k) plan.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of financial condition and results of operations appears on pages 5-14 in the Annual Report to the Stockholders for the year ended December 31, 2009, and is incorporated herein by reference.

Item 8. Financial Statements

The financial statements and notes appear on pages 16-39 in the Annual Report to the Stockholders for the year ended December 31, 2009 and are incorporated herein by reference. See Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures (This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section).

(a)  Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based upon this evaluation, management concluded that, as of the end of the period covered by this annual report, the Company's internal controls over financial reporting are effective.  The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.  This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to the attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

(b)   Changes to Internal Control Over Financial Reporting

There was a change in the Company's internal control over financial reporting during the three months ended December 31, 2009 that may have materially affected, or was  reasonably likely to materially affect, the Company's internal control over financial reporting.  During December, 2009 we concluded that we did not maintain effective internal control over financial reporting in determining our insurance reserves for a limited block of our life policies and, as a result, a material weakness existed in our internal control over financial reporting relative to this portion of insurance reserves.  On December 18, 2009, we implemented a new procedure to improve the control.  Specifically, we instituted a control whereby key personnel involved in our financial reporting process review system reserve runs by plan code to confirm that our life insurance plans contain an appropriate insurance reserving code.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)        The Executive officers and directors of the Company are:

Name, Position & Year Became	Age
Officer/Director
Family Relationship

Harry Lee Waterfield II	66
Chairman of the Board, President/1963

Jimmy R. McIver, Treasurer/2000	58

Robert M. Hardy, Jr.	52
Director, Vice President and General
Counsel/1988
Nephew of Harry Lee Waterfield II

Raymond L. Carr, Chief Financial	61
Officer, Vice President/2002

Jane S. Jackson, Secretary/2003	55

Helen S. Wagner, Director/1986	73

Gordon C. Duke, Director/1991	64

Harold G. Doran, Jr. Director/2001	56

Howard L. Graham, Director/2002	75

David W. Reed, Director/1982	55

Michael F. Dudgeon, Jr., Director/2004 Nephew of Harry Lee Waterfield II	48

(b)        Each of the Directors has occupied the position indicated for a period of more than five years with the exception of Gordon C. Duke.  Since 2003, Mr. Duke has been an independent businessman, and since November 1, 2008, he has also served as a consultant and as a Vice President for Nucleus: Kentucky's Life Science and Innovation Center, LLC.   Board member and Audit Committee member, Jerry F. Howell, Jr. died in 2009 and his vacancy has not been filled by the Board.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director or Executive Officer during the past ten years.

Additional information regarding the Directors and leadership structure of the Board are shown on page 4 and page 7, respectively, of the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2010 and is incorporated herein by reference.

Officers are appointed annually by the Board of Directors at the Board meeting immediately following the Annual Meeting of Shareholders. There are no arrangements or any understandings between any officer and any other person pursuant to which the office was selected.

The Board of Directors has determined that Audit Committee members Harold G. Doran, Jr. and Gordon C. Duke are audit committee financial experts as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and are independent as that term is used in Item 7(d) of Schedule 14A under the Exchange Act.  The Company has a designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the Audit Committee are Harold G. Doran, Jr., Gordon C. Duke, and David W. Reed. All members of the Audit Committee are independent.

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

Item 11. Executive Compensation

Information regarding compensation of executive officers and transactions with executive officers and directors is shown on pages 7-10 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2010, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security ownership by Officers, Directors, and management is shown on pages 5-6 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2010, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain relationships and related transactions are shown on page 11 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2010, and are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding accounting fees and services is shown on page 11 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2010, and is incorporated herein by reference.

PART IV

Item 15. Exhibits

(a)1. The following financial statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 2009 (pages 16-39) are filed as Exhibit 1 thereto:

   Report of Independent Registered Public Accounting Firm

   Consolidated Balance Sheets as of December 31, 2009 and 2008

   For each of the two years in the period ended December 31, 2009:

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

11

Statements re: computation of Per Share Earnings is contained in Note A to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on page 22 of the Annual Report to the Stockholders for the year ended December 31, 2009, and is incorporated herein by reference.

13	Annual Report to the Stockholders for the year ended December 31, 2009 is attached hereto as Exhibit 13 and is incorporated herein by reference.

23	Consent of Independent Registered Public Accounting Firm.

31.1 & 31.2	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
March 19, 2010
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

March 19, 2010

/s/Robert M. Hardy, Jr.

Robert M. Hardy, Jr.

Vice President, General Counsel and Director

March 19, 2010

/s/Jimmy R. McIver

Jimmy R. McIver

Treasurer

March 19, 2010

/s/Raymond L. Carr

Raymond L. Carr

Chief Financial Officer

Vice President

March 19, 2010

/s/Gordon C. Duke

Gordon C. Duke

Director

March 19, 2010

/s/Helen S. Wagner

Helen S. Wagner

Director

March 19, 2010

/s/Harold G. Doran

Harold G. Doran

Director

March 19, 2010

/s/David W. Reed

David W. Reed

Director

March 19, 2010

/s/ Howard L. Graham

Howard L. Graham

Director

March 19, 2010

/s/Michael F. Dudgeon, Jr.

Michael F. Dudgeon, Jr.

Director

March 19, 2010