Form 10-Q
period 2010-03-31
Investors Heritage Capital Corp
filed 2010-05-14
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

000-01999

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

(Title of Class)

Number of outstanding shares as of May 5, 2010 - 1,143,820.276

PART I -- FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
ASSETS	2010	2009
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $285,718,423 and $282,864,572)	$ 301,470,082	$ 295,242,583
Equity securities (cost: $4,068,673 and $4,063,905)	4,360,964	4,223,604
Mortgage loans on real estate	20,811,421	20,692,866
Policy loans	6,847,257	6,923,418
Other long-term investments	956,820	1,026,604
Total investments	334,446,544	328,109,075

Cash and cash equivalents	3,385,796	5,730,782
Accrued investment income	3,482,613	4,013,402
Due premiums	3,493,585	3,613,278
Deferred acquisition costs	18,389,983	18,703,379
Present value of future profits	8,645	12,968
Leased property under capital leases	169,506	143,653
Property and equipment	1,722,100	1,746,849
Cash value of company-owned life insurance	8,746,559	8,671,833
Other assets	365,767	312,852
Amounts recoverable from reinsurers	46,429,964	47,521,019
	$ 420,641,062	$ 418,579,090

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$ 343,580,369	$ 343,935,852
Unearned premium reserves	10,075,934	10,543,520
Policy claims	1,582,809	1,582,684
Liability for deposit-type contracts	2,729,984	2,742,986
Reserves for dividends and endowments and other	457,963	425,419
Total policy liabilities	358,427,059	359,230,461
Deferred federal income tax liability	5,297,050	4,285,842
Obligations under capital leases	171,344	147,644
Notes payable	2,804,211	3,070,584
Accrued pension liability	4,151,579	4,304,257
Other liabilities	2,307,764	1,865,423
Total liabilities	373,159,007	372,904,211

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,143,820 and 1,141,767)	1,143,820	1,141,767
Paid-in surplus	8,706,804	8,716,135
Accumulated other comprehensive income (loss)	6,812,097	4,495,103
Retained earnings	30,819,334	31,321,874
Total stockholders' equity	47,482,055	45,674,879
	$ 420,641,062	$ 418,579,090

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended March 31,
	2010	2009
REVENUE
Premiums and other considerations	$ 9,278,184	$ 9,913,269
Premiums ceded	(1,369,412)	(2,010,968)
Net premiums earned	7,908,772	7,902,301

Investment income, net of expenses	4,263,570	4,440,161
Net realized investment gains (losses) on investments:
Total other-than-temporary impairment losses	-	-
Portion of loss recognized in other comprehensive income	-	-
Other net realized investment gains	72,811	69,606
Net realized investment gains on investments:	72,811	69,606
Other income	313,550	216,765
Total revenue	12,558,703	12,628,833

BENEFITS AND EXPENSES
Death and other benefits	8,503,713	8,723,019
Guaranteed annual endowments	126,239	132,423
Dividends to policyholders	117,733	116,937
Increase in benefit reserves and unearned premiums	729,085	440,359
Acquisition costs deferred	(1,112,037)	(1,215,434)
Amortization of deferred acquisition costs	1,283,927	1,225,311
Commissions	586,868	515,139
Other insurance expenses	2,864,880	2,771,707
Total benefits and expenses	13,100,408	12,709,461

LOSS BEFORE FEDERAL INCOME TAXES	(541,705)	(80,628)

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	(10,812)	184,341
Deferred	(136,749)	(203,462)
	(147,561)	(19,121)

NET LOSS	$ (394,144)	$ (61,507)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.35)	$ (0.05)

DIVIDENDS PER SHARE	$ 0.13	$ -

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock	Paid-in Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity

BALANCE, JANUARY 1, 2009	$1,120,686	$8,705,492	$ (2,542,413)	$30,169,195	$37,452,960

Cumulative effect of a change in
accounting principle	-	-	(272,157)	272,157	-
Comprehensive loss:
Net loss	-	-	-	(61,507)	(61,507)
Change in net unrealized depreciation
on available-for-sale securities	-	-	(1,862,267)	-	(1,862,267)
Change in unrealized pension benefits	-	-	92,267	-	92,267
Change in fair value of hedging instrument	-	-	1,183	-	1,183
Total comprehensive loss					(1,830,324)
BALANCE, MARCH 31, 2009	$1,120,686	$8,705,492	$ (4,583,387)	$30,379,845	$35,622,636

BALANCE, JANUARY 1, 2010	$1,141,767	$8,716,135	$ 4,495,103	$31,321,874	$45,674,879

Comprehensive income:
Net loss	-	-	-	(394,144)	(394,144)
Change in net unrealized appreciation
on available-for-sale securities	-	-	2,250,050	-	2,250,050
Change in unrealized pension benefits	-	-	64,586	-	64,586
Change in fair value of hedging instrument	-	-	2,358	-	2,358
Total comprehensive income					1,922,850
Cash dividends	-	-	-	(160,821)	(160,821)
Issuances of common stock, net	2,053	(9,331)	-	52,425	45,147
BALANCE, MARCH 31, 2010	$1,143,820	$8,706,804	$ 6,812,097	$30,819,334	$47,482,055

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2010	2009

NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 1,517,247	$ 945,138

INVESTING ACTIVITIES
Securities available-for-sale:
Purchases	(11,352,867)	(16,207,686)
Sales and maturities	8,493,520	15,077,571
Other investments:
Cost of acquisitions	(972,529)	(574,516)
Sales and maturities	999,919	459,481
Net additions to property and equipment	(90,970)	(7,989)

NET CASH USED IN INVESTING ACTIVITIES	(2,922,927)	(1,253,139)
FINANCING ACTIVITIES
Receipts from universal life policies credited to
policyholder account balances	1,495,480	1,728,823
Return of policyholder account balances on universal life policies	(2,213,560)	(2,494,632)
Payments on notes payable	(942,345)	(878,029)
Proceeds from notes payable	675,972	888,311
Issuances of common stock, net	45,147	-

NET CASH USED IN FINANCING ACTIVITIES	(939,306)	(755,527)
DECREASE IN CASH AND CASH EQUIVALENTS	(2,344,986)	(1,063,528)
Cash and cash equivalents at beginning of period	5,730,782	2,819,257
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 3,385,796	$ 1,755,729

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

NOTE A - Nature of Operations

Investors Heritage Capital Corporation is the holding company of Investors Heritage Life Insurance Company; Investors Heritage Printing, Inc., a printing company; Investors Heritage Financial Services Group, Inc., an insurance marketing company; is the sole member of At Need Funding, LLC, a limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies; and is the sole member of Heritage Funding, LLC, a limited liability company that invests in various business ventures. These entities are collectively hereinafter referred to as the "Company". Approximately 99% of Investors Heritage Capital's consolidated revenue is generated by Investors Heritage Life.

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

NOTE B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management has evaluated all events subsequent to March 31, 2010 through the date that these financial statements have been issued.

NOTE C - New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements ("ASU 2010-06").  The new guidance requires entities to separately disclose information relative to transfers in and out of Levels 1 and 2 in the fair value hierarchy.  Additionally, ASU 2010-06 requires separate presentation of transfers in, transfers out, purchases, sales, issuances and settlements of Level 3 investments in the tabular reconciliation of Level 3 activity.  ASU 2010-06 also clarifies the level of disaggregation for which fair value measurements should be disclosed and requires that information about input and valuation techniques be disclosed for Level 2 and Level 3 assets and liabilities.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We adopted this guidance effective for the first quarter of 2010.

NOTE D - Investments

Investments in available-for-sale securities are summarized as follows:

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government obligations	$ 40,835,170	$ 1,740,386	$ 77,318	$ 42,498,238
States and political subdivisions	31,591,721	987,851	70,973	32,508,599
Corporate	136,752,626	8,913,252	379,569	145,286,309
Foreign	20,400,388	1,840,853	229,031	22,012,210
Asset-backed securities	6,024,206	460,929	99,165	6,385,970
Mortgage-backed securities (MBS):
Commercial MBS	7,030,473	172,169	-	7,202,642
Residential MBS	43,083,839	2,497,742	5,467	45,576,114
Total fixed maturity securities	285,718,423	16,613,182	861,523	301,470,082
Equity securities:
U.S. agencies	552,800	-	-	552,800
Mutual funds	2,071,647	320,780	26,600	2,365,827
Nonredeemable corporate preferred	990,000	-	84,060	905,940
Corporate common stock	454,226	226,533	144,362	536,397
Total equity securities	4,068,673	547,313	255,022	4,360,964
Total	$ 289,787,096	$ 17,160,495	$ 1,116,545	$ 305,831,046

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government obligations	$ 41,307,066	$ 1,462,195	$ 162,272	$ 42,606,989
States and political subdivisions	28,801,843	648,736	248,612	29,201,967
Corporate	133,614,471	7,542,864	670,350	140,486,985
Foreign	20,423,453	1,678,736	308,899	21,793,290
Asset-backed securities	6,243,205	370,862	112,098	6,501,969
Mortgage-backed securities (MBS):
Commercial MBS	7,032,973	49,376	116,868	6,965,481
Residential MBS	45,441,561	2,255,003	10,662	47,685,902
Total fixed maturity securities	282,864,572	14,007,772	1,629,761	295,242,583
Equity securities:
U.S. agencies	552,800	-	-	552,800
Mutual funds	2,066,879	249,598	57,202	2,259,275
Nonredeemable corporate preferred	990,000	-	150,310	839,690
Corporate common stock	454,226	224,933	107,320	571,839
Total equity securities	4,063,905	474,531	314,832	4,223,604
Total	$ 286,928,477	$ 14,482,303	$ 1,944,593	$ 299,466,187

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	March 31, 2010			December 31, 2009
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$ 2,707,487	$ 7,318	4	$ 8,696,858	$ 162,272	5
States and political subdivisions	5,245,469	70,973	5	8,770,601	197,072	10
Corporate	4,949,256	53,889	6	9,157,525	123,638	9
Foreign	2,088,640	23,868	1	-	-	-
Commercial MBS	-	-	-	975,464	27,495	1
Residential MBS	997,694	5,467	1	998,540	10,662	1
Greater than 12 months:
States and political subdivisions	-	-	-	948,460	51,540	1
Corporate	8,891,760	325,680	10	8,683,320	546,712	10
Foreign	1,766,610	205,163	2	1,662,130	308,899	2
Asset-backed securities	468,644	99,165	2	493,212	112,098	2
Commercial MBS	-	-	-	2,939,812	89,373	3
Total fixed maturities	27,115,560	861,523	31	43,325,922	1,629,761	44

Equities:
Less than 12 months:
Corporate common stock	192,397	144,362	1	229,439	107,320	1
Greater than 12 months:
Nonredeemable corporate preferred	905,940	84,060	1	839,690	150,310	1
Mutual funds	1,055,223	26,600	2	1,022,159	57,202	2
Total equities	2,153,560	255,022	4	2,091,288	314,832	4

Total	$ 29,269,120	$ 1,116,545	35	$ 45,417,210	$ 1,944,593	48

As of March 31, 2010, all of the above fixed maturity securities individually had a fair value to cost ratio equal to or greater than 81% and the equity securities noted above had a fair value to cost ratio of over 57%.  As of December 31, 2009, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 80% and the equity securities noted above had a fair value to cost ratio of over 68%.  At March 31, 2010 and December 31, 2009, the Company's fixed maturity securities were 97.7% investment grade as rated by Standard & Poor's.

The Company's decision to record an impairment loss is primarily based on whether the security's fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security's fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer.  The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value.  For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains (losses) in the consolidated statements of income.  Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost.  Based on our review, the Company experienced no other-than-temporary impairments during the quarters ended March 31, 2010 or 2009.

Subsequent to March 31, 2010, the Company sold its $4,000,000 par value Lehman Holdings bonds that were previously impaired in 2008.  This sale generated a pre-tax gain of $171,105 that will be recognized in the financial statements in the second quarter of 2010.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	March 31, 2010	December 31, 2009
Net unrealized appreciation on
available-for sale securities	$ 16,043,950	$ 12,537,710
Adjustment to deferred acquisition costs	(680,998)	(539,494)
Deferred income taxes	(5,549,402)	(4,434,716)
Net unrealized appreciation on
available-for sale securities	$ 9,813,550	$ 7,563,500

The amortized cost and fair value of fixed maturity securities at March 31, 2010, by contractual maturity, are presented below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$ 11,966,132	$ 12,454,666
Due after one year through five years	79,436,001	84,959,911
Due after five years through ten years	90,682,451	95,224,762
Due after ten years	53,519,527	56,051,987
Due at multiple maturity dates	50,114,312	52,778,756
Total	$ 285,718,423	$ 301,470,082

Proceeds for the three months ended March 31, 2010 and 2009 from sales and maturities of investments in available-for-sale securities were $8,493,520 and $15,077,571, respectively.  Gross gains of $77,410 and $71,535 and gross losses of $4,599 and $1,929 were realized on those sales during the three month periods ended March 31, 2010 and 2009, respectively.

Presented below is investment information, including the accumulated quarter and year-to-date change in net unrealized investment gains or losses.  Additionally, the table shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities for the three months ended March 31, 2010 and 2009.

	Quarter Ended March 31,
	2010	2009
Change in unrealized investment
gains (losses):
Available-for-sale:
Fixed maturities	$ 3,373,648	$ (3,129,771)
Equity securities	132,592	(345,278)
Realized investment gains:
Available-for-sale:
Fixed maturities	$ 72,811	$ 69,606
Equity securities	-	-

Major categories of net investment income are summarized as follows:

	Quarter Ended March 31,
	2010	2009
Fixed maturities	$ 3,926,945	$ 4,050,831
Mortgage loans on real estate	377,554	404,810
Other	185,872	200,367
	4,490,371	4,656,008
Investment expenses	226,801	215,847
	$ 4,263,570	$ 4,440,161

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

The Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into the three-level fair value hierarchy.  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.  A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the valuation inputs, or their ability to be observed, may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the end of the period in which the reclassifications occur.

The following table presents the Company's fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, respectively.

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$ -	$ 42,498,238	$ -	$ 42,498,238
States and political subdivisions	-	32,508,599		32,508,599
Corporate	-	140,714,997	4,571,312	145,286,309
Foreign	-	22,012,210	-	22,012,210
Asset-backed securities	-	5,974,893	411,077	6,385,970
Mortgage-backed securities:
Commercial MBS	-	7,202,642	-	7,202,642
Residential MBS	-	45,576,114	-	45,576,114
Total fixed maturities	$ -	$ 296,487,693	$ 4,982,389	$ 301,470,082

Equity securities:
U.S. agencies	$ 552,800	$ -	$ -	$ 552,800
Mutual funds	2,365,827	-	-	2,365,827
Nonredeemable corporate preferred	905,940	-	-	905,940
Corporate common stock	192,397	-	344,000	536,397
Total equity securities	$ 4,016,964	$ -	$ 344,000	$ 4,360,964

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$ -	$ 41,831,989	$ 775,000	$ 42,606,989
States and political subdivisions	-	29,201,967	-	29,201,967
Corporate	-	135,913,379	4,573,606	140,486,985
Foreign	-	21,793,290	-	21,793,290
Asset-backed securities	-	6,065,114	436,855	6,501,969
Mortgage-backed securities:
Commercial MBS	-	6,965,481	-	6,965,481
Residential MBS	-	47,685,902	-	47,685,902
Total fixed maturities	$ -	$ 289,457,122	$ 5,785,461	$ 295,242,583

Equity securities:
U.S. agencies	$ 552,800	$ -	$ -	$ 552,800
Mutual funds	2,259,275	-	-	2,259,275
Nonredeemable corporate preferred	839,690	-	-	839,690
Corporate common stock	229,439	-	342,400	571,839
Total equity securities	$ 3,881,204	$ -	$ 342,400	$ 4,223,604

At March 31, 2010, Level 3 financial instruments consisted of four corporate fixed maturities, one asset-backed security, one corporate redeemable preferred stock and one common stock, where trading has been limited.  At December 31, 2009, Level 3 financial instruments consisted of four corporate fixed maturities, one U.S. government obligation, one asset-backed security, one corporate redeemable preferred stock and one common stock, where trading has been limited.  The fair values for these securities were primarily determined through the use of non-binding broker quotes and internal models using unobservable assumptions about market participants.  Fair values for Level 1 and Level 2 assets are primarily based on quoted prices in the market obtained via pricing services, which use observable inputs in developing such rates.

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the three months ended March 31, 2010 and 2009, respectively.

Quarter Ended March 31, 2010
	U.S. Government Obligations	Corporate	Asset- Backed Securities	Corporate Common Stock	Total
Beginning balance	$ 775,000	$ 4,573,606	$ 436,855	$ 342,400	$ 6,127,861
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	(787,793)	-	-	-	(787,793)
Total gains or losses:					-
Included in earnings	-	-	-	-	-
Included in other comprehensive income	12,793	109,658	11,723	1,600	135,774
Net purchases (sales)	-	(111,952)	(37,501)	-	(149,453)
Ending balance	$ -	$ 4,571,312	$ 411,077	$ 344,000	$ 5,326,389

Quarter Ended March 31, 2009
	U.S. Government Obligations	Corporate	Asset- Backed Securities	Corporate Common Stock	Total
Beginning balance	$ 2,037,998	$ 4,588,512	$ 1,599,571	$ 342,400	$ 8,568,481
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Total gains or losses:					-
Included in earnings	-	-	-	-	-
Included in other comprehensive income	4,556	(227,429)	64,362	-	(158,511)
Net purchases (sales)	(113,081)	870,641	(34,662)	-	722,898
Ending balance	$ 1,929,473	$ 5,231,724	$ 1,629,271	$ 342,400	$ 9,132,868

The Company had no significant transfers of securities between Level 1 and 2 during the period.  The Company had one U.S. government obligation which transferred from Level 3 to Level 2 during the quarter ended March 31, 2010.  Transfers in and/or (out) of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

The unrealized gains (losses) on Level 3 investments are recorded as a component of accumulated other comprehensive income (loss), net of tax, in accordance with required accounting for our available-for-sale portfolio.

The following disclosure contains the estimated fair values of financial instruments, as of March 31, 2010 and December 31, 2009.  The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.  However, considerable judgment was required to interpret market data to develop these estimates.  Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange.  The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Fixed maturities	$ 301,470,082	$ 301,470,082	$ 295,242,583	$ 295,242,583
Equity securities	4,360,964	4,360,964	4,223,604	4,223,604
Mortgage loans on real estate:
Commercial	20,783,444	20,637,343	20,663,961	20,630,855
Residential	27,977	29,517	28,905	30,590
Policy loans	6,847,257	6,847,257	6,923,418	6,923,418
Other long-term investments	956,820	956,820	1,026,604	1,026,604
Cash and cash equivalents	3,385,796	3,385,796	5,730,782	5,730,782
Accrued investment income	3,482,613	3,482,613	4,013,402	4,013,402
Cash value of company-owned
life insurance	8,746,559	8,746,559	8,671,833	8,671,833

Liabilities:
Policyholder deposits
(Investment-type contracts)	$ 51,141,461	$ 49,486,567	$ 51,172,871	$ 48,680,467
Policy claims	1,582,809	1,582,809	1,582,684	1,582,684
Obligations under capital leases	171,344	171,344	147,644	147,644
Notes payable	2,804,211	2,706,674	3,070,584	2,962,395

The following methods and assumptions were used in estimating the "fair value" disclosures for financial instruments in the accompanying financial statements and notes thereto:

Fixed maturities and equity securities:  The fair values for fixed maturities and equity securities (including redeemable preferred stocks) are based on the principles previously discussed.

Mortgage loans on real estate:  The fair values for mortgage loans are estimated using discounted cash flow analyses, using the actual spot rate yield curve in effect at the end of each period.

Cash and cash equivalents, policy loans, accrued investment income and other long-term investments:  The carrying amounts reported for these financial instruments approximate their fair values.

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

NOTE F - Earnings per Share and Stock-Based Compensation

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the three months ended March 31, 2010 and 2009 were 1,142,354 and 1,120,686, respectively.

The Company's previously issued stock options and option plan terminated on September 24, 2009.  No options were exercised under the plan.  Accordingly, there was no compensation expense recognized for the three months ended March 31, 2010.  We recognized a decrease in compensation expense relative to the previously outstanding options of $213,938 for the three months ended March 31, 2009.

NOTE G - Segment Data

We operate in four segments as shown in the following table. All segments include both individual and group insurance. Identifiable revenues and expenses are assigned directly to the applicable segment. Net investment income is generally allocated to the insurance and the corporate segments in proportion to policy liabilities and stockholders' equity, respectively. Realized gains and losses, including realized losses as a result of other-than-temporary impairments, are allocated to the Corporate and Other segment.  Investors Heritage Financial revenue and income associated with credit administrative services is assigned to that segment, with any remaining revenue and income assigned to the Corporate and Other segment.  Fees relative to third party administrative services are also allocated to the Corporate and Other segment.  Results for the parent company, Investors Heritage Printing, At Need Funding and Heritage Funding, after elimination of intercompany amounts, are allocated to the Corporate and Other segment.

	Quarter Ended March 31,
	2010	2009

Revenue:
Preneed and burial products	$ 9,514,719	$ 9,734,705
Traditional and universal life products	2,535,499	2,478,715
Credit insurance products and
administrative services	59,308	84,169
Corporate and other	449,177	331,244
	$ 12,558,703	$ 12,628,833

Pre-tax income (loss) from operations:
Preneed and burial products	$ (494,074)	$ (321,976)
Traditional and universal life products	(274,452)	(104,890)
Credit insurance products and
administrative services	36,750	46,164
Corporate and other	190,071	300,074
	$ (541,705)	$ (80,628)

NOTE H -Federal Income Taxes

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

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2006 through 2009 U.S. federal tax years remain subject to income tax examination by tax authorities.  We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company will be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  However, should such a circumstance arise, it is our policy to classify any interest and penalties (if applicable) as income tax expense in the financial statements.

NOTE I -Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related federal income taxes, are as follows:

	Quarter Ended March 31,
	2010	2009

Total net unrealized gains (losses)
arising during the period	$ 2,322,861	$ (1,792,661)
Less: Net realized investment gains	72,811	69,606
Net unrealized gains (losses)	2,250,050	(1,862,267)
Change in unrealized pension benefits	64,586	92,267
Change in fair value of hedging instrument	2,358	1,183
Net loss	(394,144)	(61,507)
Total comprehensive income (loss)	$ 1,922,850	$ (1,830,324)

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

The following table provides the components of our net periodic benefit cost:

	Quarter Ended March 31,
	2010	2009

Service cost	$ 94,571	$ 94,516
Interest cost	237,615	235,174
Expected return on plan assets	(241,865)	(170,572)
Recognized net loss	97,858	139,798
Net periodic benefit cost	$ 188,179	$ 298,916

We previously disclosed in our financial statements for the year ended December 31, 2009 that we expected to contribute $972,000 to our pension plan in 2010. As of March 31, 2010, $243,000 had been contributed. We presently anticipate contributing an additional $729,000 to fund our pension plan in 2010.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Investors Heritage Capital Corporation is incorporated under the laws of the Commonwealth of Kentucky and wholly owns Investors Heritage Life Insurance Company, a life insurance company also incorporated under the laws of the Commonwealth of Kentucky. Investors Heritage Capital also wholly owns Investors Heritage Financial Services Group, Inc., a Kentucky insurance marketing company; Investors Heritage Printing, Inc., a Kentucky printing company that provides printing to Investors Heritage Life and other unaffiliated parties; is the sole member of At Need Funding, LLC, a Kentucky limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies; and is the sole member of Heritage Funding, LLC, a limited liability company that invests in various business ventures.

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

During the fourth quarter of 2008, we introduced the Heritage Final Expense II product as a replacement for our original Heritage Final Expense product sold in the final expense markets.  The Heritage Final Expense II product incorporates the 2001 CSO table while also improving the marketability and profitability of the product.

In late 2008, we updated two of our products within our traditional and universal life line to incorporate the 2001 CSO table while enhancing the marketability and profitability of these products.  The HLW Choice Whole Life replaced the Life Paid Up at 95 and the Heritage Protector IV replaced the Heritage Protector III.

Investors Heritage Life continues to market its third-party administrative ("TPA") services as an additional revenue source.  We currently have eight TPA clients for which we provide tailored services to meet each client's individual business needs. We have been able to perform services for these clients using our existing in-house resources.

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

Deferred acquisition costs related to annuities and universal life insurance products are deferred to the extent deemed recoverable and amortized in relation to the present value of actual and expected gross profits on the policies. To the extent that realized gains and losses on securities result in adjustments to deferred acquisition costs related to annuities, such adjustments are reflected as a component of the amortization of deferred acquisition costs.

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

Accrued Pension Expense

We maintain a defined benefit retirement plan on behalf of our employees.  Measurement of the future benefit obligations associated with this plan involves significant judgment, particularly in regard to the expected long-term rate of return on plan assets, rate of compensation increases and the current discount rate used to calculate the present value of future obligations.  Changes in these assumptions can significantly impact the accrued pension liability and net periodic benefit expense recorded in the financial statements.  Additionally, funding of plan liabilities is sensitive to changes in investment returns as well as regulatory changes, which can significantly impact our financial statements.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements ("ASU 2010-06").  The new guidance requires entities to separately disclose information relative to transfers in and out of Levels 1 and 2 in the fair value hierarchy.  Additionally, ASU 2010-06 requires separate presentation of transfers in, transfers out, purchases, sales, issuances and settlements of Level 3 investments in the tabular reconciliation of Level 3 activity.  ASU 2010-06 also clarifies the level of disaggregation for which fair value measurements should be disclosed and requires that information about input and valuation techniques be disclosed for Level 2 and Level 3 assets and liabilities.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after

December 15, 2010, and for interim periods within those fiscal years.  We adopted this guidance effective for the first quarter of 2010.

Refer to Note E to our condensed consolidated financial statements for the disclosures required by the above-mentioned new guidance.

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

Investors Heritage Life maintains a sound, conservative investment strategy. At March 31, 2010, 90.1% of invested assets consisted of fixed income securities compared to 90.0% at December 31, 2009. At March 31, 2010 and December 31, 2009, Investors Heritage Life's fixed income investments were 97.7% investment grade as rated by Standard & Poor's.

We have reviewed our investment portfolio and do not believe that there are additional securities that are other-than-temporarily impaired at March 31, 2010 beyond the impairments already taken in previous periods.  Other than the previously impaired Lehman Brothers Holdings bonds, which have since been sold subsequent to the end of the quarter, none of Investors Heritage Life's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.  We recorded no other-than-temporary impairment charges in the consolidated statements of income during the quarters ended March 31, 2010 and 2009.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments.  As of March 31, 2010, we have only one CMO, with a fair value of approximately $58,000, which has any level of direct subprime exposure.  Based on our analysis, we believe this investment is of high quality and expect no losses as a result of the current subprime concerns.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending, with approximately 99.9% of these investments being in commercial properties. All mortgage loans are either originated in-house or through two mortgage brokers, and all loans are secured by first mortgages on the real estate.  Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required.  We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, reviewing larger mortgage loans on an annual basis and diversifying the portfolio by property type.  At March 31, 2010, 6.2% of invested assets consisted of mortgage loans compared to 6.3% at December 31, 2009. We anticipate maintaining a similar to slightly higher percentage of mortgage loans to total invested assets into the near future. As of March 31, 2010, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 180 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement.  Management has assessed our position and as of March 31, 2010, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $7,908,772 for the first quarter of 2010 (an increase of 0.1% compared to the first quarter of 2009).  Our recent product offerings are performing well compared to prior products, although current economic conditions continue to limit disposable income typically used as a source for new sales in many of our markets.

Net investment income was $4,263,570 for the first quarter of 2010 (a decrease of 4.0% compared to the first quarter of 2009).  The fluctuating economic environment continues to put significant pressure on new investment yields.

Net realized gains (losses) were $72,811 and $69,606 for the three month periods ended March 31, 2010 and 2009, respectively. We have not experienced any other-than-temporary impairments during either of these periods.

Other income was $313,550 for the first quarter of 2010 (an increase of 44.6% compared to the first quarter of 2009).  Our revenues received from our TPA arrangements has significantly increased over the same period in the prior year due to new relationships as well as expanded activity in one current relationship.

Total revenue was $12,558,703 for the first quarter of 2010 (a decrease of 0.6% compared to the first quarter of 2009).  This decrease primarily reflects the investment yield pressures previously discussed.

Total benefits and expenses were $13,100,408 in the first quarter of 2010 (an increase of 3.1% compared to the first quarter of 2009).  This increase is primarily driven by commission and reserve increases, higher than anticipated claims in the traditional line, an increase in net amortization of deferred acquisition costs and an increase in employee salary expense.

After providing for federal income taxes, our net loss was $394,144 with a net loss per share of $0.35 for the first quarter of 2010 as compared to a net loss of $61,507 and a net loss per share of $0.05 for the first quarter of 2009.

We declared a dividend of $0.13 per share on March 11, 2010 to shareholders of record on March 26, 2010.  This dividend was paid on April 9, 2010.

Business Segments

We internally evaluate the performance of our operations by the following four business segments:

Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $9,514,719 for the first quarter of 2010 (a decrease of 2.3% compared to the first quarter of 2009).  The decrease for the quarter is driven primarily by lower investment yields.  Pre-tax loss from operations was $494,074 and $321,976 for the three month period ended March 31, 2010 and 2009, respectively.  This reduction was likewise due to the reduction in investment earnings.

Traditional and Universal Life Products include traditional life and group life insurance products, certain annuities and universal life products. Revenues for this segment were $2,535,499 for the first quarter of 2010 (an increase of 2.3% compared to the first quarter of 2009).  Revenues on this segment are primarily derived from the sale of term insurance products through banks, for which demand fluctuates along with economic conditions. While consumer credit markets remain tight, our recent products have performed well.  Pre-tax loss from operations was $274,452 and $104,890 for the three month periods ended March 31, 2010 and 2009, respectively. The increase in the pre-tax loss was primarily attributable to higher than anticipated claims coupled with the reduction in investment earnings over the comparable period in the prior year.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident and health insurance products. We reinsure 100% of the related underwriting risk currently produced within this segment.  Accordingly, revenue is generated primarily from servicing and administering the credit business for our reinsurers. Because the revenue is fee-based, segment performance is in direct relation to new premium production coupled with fees generated as premiums are earned. Premium production within this segment is also significantly affected by economic conditions within our credit markets, particularly Kentucky.  Revenues for this segment were $59,308 for the first quarter of 2010 (a decrease of 29.5% compared to the first quarter of 2009).  Pre-tax income from operations was $36,750 and $46,164 for the three month periods ended March 31, 2010 and 2009, respectively.  These decreases in revenue and pre-tax income are directly related to lower premium production within this segment of the business due to current economic and lending conditions.

Corporate and Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. This segment also includes fees generated from our TPA arrangements as well as the impact of realized investment gains and losses.  Revenues, including net realized investment gains (losses), for this segment were $449,177 and $331,244 for the three month periods ended March 31, 2010 and 2009, respectively.  Pre-tax income from operations was $190,071 and $300,074 for the three month periods ended March 31, 2010 and 2009, respectively. The current period improvement over prior periods was due to the increase in fees generated from our TPA arrangements, as previously discussed.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, approximately 1% of our consolidated revenues were generated by those subsidiaries. Approximately 3% of Investors Heritage Financial's revenue for the three months ended March 31, 2010 was derived from the sale of Investors Heritage Life's credit insurance products.

During the first three months of 2010, Investors Heritage Capital received dividends from Investors Heritage Financial totaling $31,000 and received distributions from At Need Funding of $38,000. We anticipate further dividend payments from Investors Heritage Financial and distributions from At Need Funding during the remainder of 2010.

Federal Income Taxes

The provision for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction, the 404(k) dividend deduction and the small life insurance company tax deduction. The effective tax rate was 27.2% for the three month period ended March 31, 2010, compared to 23.7% for the three month period ended March 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of March 31, 2010.

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

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 14, 2010, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

No share repurchases were made pursuant to a publicly announced plan or program. All share repurchases were shares tendered by original stockholders under our right of first refusal or by employees as part of our 401(k) plan.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. (Removed and Reserved)

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: May 14, 2010	President

BY: /s/Raymond L. Carr
Raymond L. Carr
DATE: May 14, 2010	Vice President - Chief Financial Officer