Form 10-Q
period 2010-06-30
Investors Heritage Capital Corp
filed 2010-08-13
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Yes [  ]   No [X}]

Securities registered pursuant to Section 12(g) of the Act:

Common Capital Stock par value $1.00 per share

(Title of Class)

Number of outstanding shares as of August 9 , 2010 - 1,151,817.276

PART I -- FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
ASSETS	2010	2009
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $287,431,419 and $282,864,572)	$ 310,482,718	$ 295,242,583
Equity securities (cost: $4,074,198 and $4,063,905)	4,164,143	4,223,604
Mortgage loans on real estate	21,705,439	20,692,866
Policy loans	6,895,058	6,923,418
Other long-term investments	910,944	1,026,604
Total investments	344,158,302	328,109,075

Cash and cash equivalents	2,016,530	5,730,782
Accrued investment income	3,929,116	4,013,402
Due premiums	3,422,957	3,613,278
Deferred acquisition costs	17,862,919	18,703,379
Present value of future profits	4,323	12,968
Leased property under capital leases	137,052	143,653
Property and equipment	1,670,274	1,746,849
Cash value of company-owned life insurance	8,284,937	8,671,833
Other assets	1,857,341	312,852
Amounts recoverable from reinsurers	44,759,509	47,521,019
	$ 428,103,260	$ 418,579,090

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$ 343,496,006	$ 343,935,852
Unearned premium reserves	8,772,571	10,543,520
Policy claims	1,631,055	1,582,684
Liability for deposit-type contracts	2,834,739	2,742,986
Reserves for dividends and endowments and other	450,061	425,419
Total policy liabilities	357,184,432	359,230,461
Deferred federal income tax liability	7,903,888	4,285,842
Obligations under capital leases	132,679	147,644
Notes payable	2,559,128	3,070,584
Accrued pension liability	3,998,899	4,304,257
Other liabilities	2,748,889	1,865,423
Total liabilities	374,527,915	372,904,211

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,151,817 and 1,141,767)	1,151,817	1,141,767
Paid-in surplus	8,801,514	8,716,135
Accumulated other comprehensive income	11,427,971	4,495,103
Retained earnings	32,194,043	31,321,874
Total stockholders' equity	53,575,345	45,674,879
	$ 428,103,260	$ 418,579,090

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE
Premiums and other considerations	$ 10,735,643	$ 10,805,292	$ 20,013,827	$ 20,718,561
Premiums ceded	(2,223,189)	(2,584,113)	(3,592,601)	(4,595,081)
Net premiums earned	8,512,454	8,221,179	16,421,226	16,123,480

Investment income, net of expenses	4,251,553	4,343,383	8,515,123	8,783,544
Net realized investment gains (losses) on investments:
Total other-than-temporary impairment losses	-	(977,830)	-	(977,830)
Portion of loss recognized in
other comprehensive income	-	-	-	-
Other net realized investment gains	504,919	41,648	577,730	111,254
Net realized investment gains (losses) on investments	504,919	(936,182)	577,730	(866,576)
Other income	1,290,788	292,693	1,604,338	509,458
Total revenue	14,559,714	11,921,073	27,118,417	24,549,906

BENEFITS AND EXPENSES
Death and other benefits	7,417,817	7,644,959	15,921,530	16,367,978
Guaranteed annual endowments	139,932	143,952	266,171	276,375
Dividends to policyholders	141,906	140,398	259,639	257,335
Increase in benefit reserves and unearned premiums	1,684,866	1,108,358	2,413,951	1,548,717
Acquisition costs deferred	(1,178,687)	(1,257,420)	(2,290,724)	(2,472,854)
Amortization of deferred acquisition costs	1,414,617	1,393,088	2,698,544	2,618,399
Commissions	650,784	629,765	1,237,652	1,144,904
Other insurance expenses	2,597,562	2,843,278	5,462,442	5,614,985
Total benefits and expenses	12,868,797	12,646,378	25,969,205	25,355,839

INCOME (LOSS) BEFORE
FEDERAL INCOME TAXES	1,690,917	(725,305)	1,149,212	(805,933)

PROVISION (BENEFIT) FOR
FEDERAL INCOME TAXES
Current	70,197	(12,285)	59,385	172,056
Deferred	318,699	(187,413)	181,950	(390,875)
	388,896	(199,698)	241,335	(218,819)

NET INCOME (LOSS)	$ 1,302,021	$ (525,607)	$ 907,877	$ (587,114)

BASIC AND DILUTED NET
INCOME (LOSS) PER SHARE	$ 1.14	$ (0.47)	$ 0.79	$ (0.52)

DIVIDENDS PER SHARE	$ -	$ -	$ 0.13	$ -

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock	Paid-in Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity

BALANCE, JANUARY 1, 2009	$1,120,686	$8,705,492	$ (2,542,413)	$30,169,195	$ 37,452,960

Cumulative effect of a change in
accounting principle	-	-	(272,157)	272,157	-
Comprehensive loss:
Net loss	-	-	-	(587,114)	(587,114)
Change in net unrealized appreciation
on available-for-sale securities	-	-	2,741,538	-	2,741,538
Change in unrealized pension benefits	-	-	184,533	-	184,533
Change in fair value of hedging instrument	-	-	2,420	-	2,420
Total comprehensive income					2,341,377
Issuances of common stock, net	8,780	(17,487)	-	214,160	205,453
BALANCE, JUNE 30, 2009	$1,129,466	$8,688,005	$ 113,921	$30,068,398	$ 39,999,790

BALANCE, JANUARY 1, 2010	$1,141,767	$8,716,135	$ 4,495,103	$31,321,874	$ 45,674,879

Comprehensive income:
Net income	-	-	-	907,877	907,877
Change in net unrealized appreciation
on available-for-sale securities	-	-	6,801,338	-	6,801,338
Change in unrealized pension benefits	-	-	129,172	-	129,172
Change in fair value of hedging instrument	-	-	2,358	-	2,358
Total comprehensive income					7,840,745
Cash dividends	-	-	-	(160,821)	(160,821)
Issuances of common stock, net	10,050	85,379	-	125,113	220,542
BALANCE, JUNE 30, 2010	$1,151,817	$8,801,514	$ 11,427,971	$32,194,043	$ 53,575,345

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2010	2009

NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 3,860,365	$ 2,399,536

INVESTING ACTIVITIES
Securities available-for-sale:
Purchases	(21,934,551)	(29,070,692)
Sales and maturities	17,778,855	26,731,786
Other investments:
Cost of acquisitions	(2,271,057)	(602,360)
Sales and maturities	1,402,503	880,112
Net additions to property and equipment	(95,241)	(58,366)

NET CASH USED IN INVESTING ACTIVITIES	(5,119,491)	(2,119,520)
FINANCING ACTIVITIES
Receipts from universal life policies credited to
policyholder account balances	2,945,168	3,502,911
Return of policyholder account balances on universal life policies	(4,948,559)	(3,923,217)
Payments on notes payable	(1,854,351)	(1,855,561)
Proceeds from notes payable	1,342,895	1,500,130
Dividends paid	(160,821)	-
Issuances of common stock, net	220,542	205,453

NET CASH USED IN FINANCING ACTIVITIES	(2,455,126)	(570,284)
DECREASE IN CASH AND CASH EQUIVALENTS	(3,714,252)	(290,268)
Cash and cash equivalents at beginning of period	5,730,782	2,819,257
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,016,530	$ 2,528,989

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

NOTE A - Nature of Operations

Investors Heritage Capital Corporation is the holding company of Investors Heritage Life Insurance Company; Investors Heritage Printing, Inc., a printing company; Investors Heritage Financial Services Group, Inc., an insurance marketing company; is the sole member of At Need Funding, LLC, a limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies; and is the sole member of Heritage Funding, LLC, a limited liability company that invests in various business ventures. These entities are collectively hereinafter referred to as the "Company". Approximately 97% of Investors Heritage Capital's consolidated revenue is generated by Investors Heritage Life.

Our principal operations involve the sale and administration of various insurance and annuity products, including, but not limited to, participating and non-participating whole life, limited pay life, universal life, annuity contracts, credit life, credit accident and health and group insurance policies. The principal markets for the Company's products are in the Commonwealths of Kentucky and Virginia, and the States of North Carolina, South Carolina, Ohio, Indiana, Florida, Tennessee, Georgia, and Michigan.

NOTE B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management has evaluated all events subsequent to June 30, 2010 through the date that these financial statements have been issued.

NOTE C -- New Accounting Pronouncements

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

NOTE D -- Investments

Investments in available-for-sale securities are summarized as follows:

		Gross	Gross
June 30, 2010	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$ 41,473,902	$ 3,356,146	$ -	$ 44,830,048
States and political subdivisions	32,358,705	2,024,435	931	34,382,209
Corporate	139,349,196	11,963,791	405,883	150,907,104
Foreign	20,377,322	2,374,084	225,506	22,525,900
Asset-backed securities	5,979,323	549,167	-	6,528,490
Mortgage-backed securities (MBS):
Commercial MBS	8,071,990	294,418	-	8,366,408
Residential MBS	39,820,981	3,121,578	-	42,942,559
Total fixed maturity securities	287,431,419	23,683,619	632,320	310,482,718
Equity securities:
U.S. agencies	552,800	-	-	552,800
Mutual funds	2,077,172	158,300	114,312	2,121,160
Nonredeemable corporate preferred	990,000	42,810	-	1,032,810
Corporate common stock	454,226	226,533	223,386	457,373
Total equity securities	4,074,198	427,643	337,698	4,164,143
Total	$291,505,617	$24,111,262	$ 970,018	$314,646,861

		Gross	Gross
December 31, 2009	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$ 41,307,066	$ 1,462,195	$ 162,272	$ 42,606,989
States and political subdivisions	28,801,843	648,736	248,612	29,201,967
Corporate	133,614,471	7,542,864	670,350	140,486,985
Foreign	20,423,453	1,678,736	308,899	21,793,290
Asset-backed securities	6,243,205	370,862	112,098	6,501,969
Mortgage-backed securities (MBS):
Commercial MBS	7,032,973	49,376	116,868	6,965,481
Residential MBS	45,441,561	2,255,003	10,662	47,685,902
Total fixed maturity securities	282,864,572	14,007,772	1,629,761	295,242,583
Equity securities:
U.S. agencies	552,800	-	-	552,800
Mutual funds	2,066,879	249,598	57,202	2,259,275
Nonredeemable corporate preferred	990,000	-	150,310	839,690
Corporate common stock	454,226	224,933	107,320	571,839
Total equity securities	4,063,905	474,531	314,832	4,223,604
Total	$286,928,477	$14,482,303	$1,944,593	$299,466,187

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	June 30, 2010			December 31, 2009
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$ -	$ -	-	$ 8,696,858	$ 162,272	5
States and political subdivisions	783,556	931	1	8,770,601	197,072	10
Corporate	3,489,435	6,023	3	9,157,525	123,638	9
Commercial MBS	-	-	-	975,464	27,495	1
Residential MBS	-	-	-	998,540	10,662	1
Greater than 12 months:
States and political subdivisions	-	-	-	948,460	51,540	1
Corporate	7,809,530	399,860	9	8,683,320	546,712	10
Foreign	1,747,010	225,506	2	1,662,130	308,899	2
Asset-backed securities	-	-	-	493,212	112,098	2
Commercial MBS	-	-	-	2,939,812	89,373	3
Total fixed maturities	13,829,531	632,320	15	43,325,922	1,629,761	44

Equities:
Less than 12 months:
Mutual funds	665,078	100,398	1	-	-	-
Corporate common stock	113,373	223,386	1	229,439	107,320	1
Greater than 12 months:
Nonredeemable corporate preferred	-	-	-	839,690	150,310	1
Mutual funds	304,370	13,914	1	1,022,159	57,202	2
Total equities	1,082,821	337,698	3	2,091,288	314,832	4

Total	$ 14,912,352	$ 970,018	18	$ 45,417,210	$ 1,944,593	48

As of June 30, 2010, all of the above fixed maturity securities individually had a fair value to cost ratio equal to or greater than 83% and the equity securities noted above had a fair value to cost ratio of over 34%.  As of December 31, 2009, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 80% and the equity securities noted above had a fair value to cost ratio of over 68%.  At June 30, 2010 and December 31, 2009, the Company's fixed maturity securities were 97.5% and 97.7% investment grade as rated by Standard & Poor's, respectively.

The Company's decision to record an impairment loss is primarily based on whether the security's fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security's fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer.  The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value.  For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains (losses) in the consolidated statements of income.  Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost.  Based on our review, the Company experienced no other-than-temporary impairments during the quarter or six months ended June 30, 2010.  During the second quarter of 2009, the Company impaired certain CIT and Alcoa bonds generating a total impairment charge of $977,830.  Those bonds were sold during the third quarter of 2009.

During the second quarter of 2010, the Company sold its $4,000,000 par value Lehman Holdings bonds that were previously impaired in 2008.  This sale generated a pre-tax gain of $171,105 that has been recognized in the financial statements in the second quarter of 2010.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	June 30,	December 31,
	2010	2009
Net unrealized appreciation on
available-for sale securities	$ 23,141,244	$ 12,537,710
Adjustment to deferred acquisition costs	(972,136)	(539,494)
Deferred income taxes	(7,804,270)	(4,434,716)
Net unrealized appreciation on
available-for sale securities	$ 14,364,838	$ 7,563,500

The amortized cost and fair value of fixed maturity securities at June 30, 2010, by contractual maturity, are presented below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$ 11,939,671	$ 12,287,945
Due after one year through five years	79,307,024	85,018,399
Due after five years through ten years	89,913,248	97,591,040
Due after ten years	58,378,505	64,276,367
Due at multiple maturity dates	47,892,971	51,308,967
Total	$ 287,431,419	$ 310,482,718

Proceeds for the quarters ended June 30, 2010 and 2009 from sales and maturities of investments in available-for-sale securities were $9,285,335 and $11,654,215, respectively.  Gross gains of $504,919 and $54,817 and gross losses of $0 and $13,169 were realized on those sales during the quarters ended June 30, 2010 and 2009, respectively.  Proceeds for the six months ended June 30, 2010 and 2009 from sales and maturities of investments in available-for-sale securities were $17,778,855 and $26,731,786, respectively.  Gross gains of $582,329 and $126,352 and gross losses of $4,599 and $15,098 were realized on those sales during the six month periods ended June 30, 2010 and 2009, respectively.

Presented below is investment information, including the accumulated quarter and year-to-date change in net unrealized investment gains or losses.  Additionally, the table shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities for the quarters and six months ended June 30, 2010 and 2009.

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Change in unrealized investment
gains (losses):
Available-for-sale:
Fixed maturities	$ 7,299,640	$ 6,702,543	$ 10,673,288	$ 3,572,772
Equity securities	(202,346)	614,011	(69,754)	268,733
Realized investment gains (losses):
Available-for-sale:
Fixed maturities	$ 504,919	$ (936,182)	$ 577,730	$ (866,576)
Equity securities	-	-	-	-

Major categories of net investment income are summarized as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Fixed maturities	$ 3,919,855	$ 3,960,649	$ 7,846,800	$ 8,011,480
Mortgage loans on real estate	368,948	405,170	746,502	809,980
Other	189,552	201,623	375,424	401,990
	4,478,355	4,567,442	8,968,726	9,223,450
Investment expenses	226,802	224,059	453,603	439,906
	$ 4,251,553	$ 4,343,383	$ 8,515,123	$ 8,783,544

NOTE E -- Fair Values of Financial Instruments

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

The following table presents the Company's fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, respectively.

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$ -	$ 43,783,768	$ 1,046,280	$ 44,830,048
States and political subdivisions	-	34,382,209	-	34,382,209
Corporate	-	146,022,148	4,884,956	150,907,104
Foreign	-	22,525,900	-	22,525,900
Asset-backed securities	-	6,528,490	-	6,528,490
Mortgage-backed securities:
Commercial MBS	-	8,366,408	-	8,366,408
Residential MBS	-	42,942,559	-	42,942,559
Total fixed maturities	$ -	$ 304,551,482	$ 5,931,236	$ 310,482,718

Equity securities:
U.S. agencies	$ 552,800	$ -	$ -	$ 552,800
Mutual funds	2,121,160	-	-	2,121,160
Nonredeemable corporate preferred	-	1,032,810	-	1,032,810
Corporate common stock	113,373	-	344,000	457,373
Total equity securities	$ 2,787,333	$ 1,032,810	$ 344,000	$ 4,164,143

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$ -	$ 41,831,989	$ 775,000	$ 42,606,989
States and political subdivisions	-	29,201,967	-	29,201,967
Corporate	-	135,913,379	4,573,606	140,486,985
Foreign	-	21,793,290	-	21,793,290
Asset-backed securities	-	6,065,114	436,855	6,501,969
Mortgage-backed securities:
Commercial MBS	-	6,965,481	-	6,965,481
Residential MBS	-	47,685,902	-	47,685,902
Total fixed maturities	$ -	$ 289,457,122	$ 5,785,461	$ 295,242,583

Equity securities:
U.S. agencies	$ 552,800	$ -	$ -	$ 552,800
Mutual funds	2,259,275	-	-	2,259,275
Nonredeemable corporate preferred	839,690	-	-	839,690
Corporate common stock	229,439	-	342,400	571,839
Total equity securities	$ 3,881,204	$ -	$ 342,400	$ 4,223,604

At June 30, 2010, Level 3 financial instruments consisted of one U.S. government obligation, four corporate fixed maturities, one corporate redeemable preferred stock and one common stock, where trading has been limited.  At December 31, 2009, Level 3 financial instruments consisted of four corporate fixed maturities, one U.S. government obligation, one asset-backed security, one corporate redeemable preferred stock and one common stock, where trading has been limited.  The fair values for these securities were primarily determined through the use of non-binding broker quotes and internal models using unobservable assumptions about market participants.  Fair values for Level 1 and Level 2 assets are primarily based on quoted prices in the market obtained via pricing services, which use observable inputs in developing such rates.

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the three and six month periods ended June 30, 2010 and 2009, respectively.

Quarter Ended June 30, 2010
	U.S.		Asset-	Corporate
	Government		Backed	Common
	Obligations	Corporate	Securities	Stock	Total
Beginning balance	$ -	$ 4,571,312	$ 411,077	$ 344,000	$ 5,326,389
Transfers into Level 3	-	-	-	-	-
Transfers out of level 3	-	-	(411,077)	-	(411,077)
Total gains or losses:
Included in earnings	-	-	-	-	-
Included in other comprehensive income	49,092	313,644	-	-	362,736
Net purchases (sales)	997,188	-	-	-	997,188
Ending balance	$ 1,046,280	$ 4,884,956	$ -	$ 344,000	$ 6,275,236

Quarter Ended June 30, 2009
	U.S.		Asset-	Corporate
	Government		Backed	Common
	Obligations	Corporate	Securities	Stock	Total
Beginning balance	$ 1,929,473	$ 5,231,724	$ 1,629,271	$ 342,400	$ 9,132,868
Transfers into Level 3	-	-	-	-	-
Transfers out of level 3	(1,612,770)	-	-	-	(1,612,770)
Total gains or losses:
Included in earnings	-	-	-	-	-
Included in other comprehensive income	(22,489)	184,658	21,100	-	183,269
Net purchases (sales)	705,486	775,215	(35,411)	-	1,445,290
Ending balance	$ 999,700	$ 6,191,597	$ 1,614,960	$ 342,400	$ 9,148,657

Six Months Ended June 30, 2010
	U.S.		Asset-	Corporate
	Government		Backed	Common
	Obligations	Corporate	Securities	Stock	Total
Beginning balance	$ 775,000	$ 4,573,606	$ 436,855	$ 342,400	$ 6,127,861
Transfers into Level 3	-	-	-	-	-
Transfers out of level 3	(775,000)	-	(411,077)	-	(1,186,077)
Total gains or losses:
Included in earnings	-	-	-	-	-
Included in other comprehensive income	49,092	423,818	11,923	1,600	486,433
Net purchases (sales)	997,188	(112,468)	(37,701)	-	847,019
Ending balance	$ 1,046,280	$ 4,884,956	$ -	$ 344,000	$ 6,275,236

Six Months Ended June 30, 2009
	U.S.		Asset-	Corporate
	Government		Backed	Common
	Obligations	Corporate	Securities	Stock	Total
Beginning balance	$ 2,037,998	$ 4,588,512	$ 1,599,571	$ 342,400	$ 8,568,481
Transfers into Level 3	-	-	-	-	-
Transfers out of level 3	(1,612,770)	-	-	-	(1,612,770)
Total gains or losses:
Included in earnings	-	-	-	-	-
Included in other comprehensive income	(17,933)	(42,771)	85,462	-	24,758
Net purchases (sales)	592,405	1,645,856	(70,073)	-	2,168,188
Ending balance	$ 999,700	$ 6,191,597	$ 1,614,960	$ 342,400	$ 9,148,657

The Company had one transfer of a nonredeemable preferred stock from Level 1 to Level 2 during the period.  Trading for this preferred stock has been limited, which restricts the use of Level 1 inputs into pricing.  The Company had one U.S. government obligation which transferred from Level 3 to Level 2 during the quarter ended March 31, 2010 as well as one asset-backed security which transferred from Level 3 to Level 2 during the quarter ended June 30, 2010.  Transfers in and/or (out) of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

The unrealized gains (losses) on Level 3 investments are recorded as a component of accumulated other comprehensive income (loss), net of tax, in accordance with required accounting for our available-for-sale portfolio.

The following disclosure contains the estimated fair values of financial instruments, as of June 30, 2010 and December 31, 2009.  The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.  However, considerable judgment was required to interpret market data to develop these estimates.  Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange.  The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Fixed maturities	$ 310,482,718	$ 310,482,718	$ 295,242,583	$ 295,242,583
Equity securities	4,164,143	4,164,143	4,223,604	4,223,604
Mortgage loans on real estate:
Commercial	21,678,416	21,816,406	20,663,961	20,630,855
Residential	27,023	28,582	28,905	30,590
Policy loans	6,895,058	6,895,058	6,923,418	6,923,418
Other long-term investments	910,944	910,944	1,026,604	1,026,604
Cash and cash equivalents	2,016,530	2,016,530	5,730,782	5,730,782
Accrued investment income	3,929,116	3,929,116	4,013,402	4,013,402
Cash value of company-owned
life insurance	8,284,937	8,284,937	8,671,833	8,671,833

Liabilities:
Policyholder deposits
(Investment-type contracts)	$ 50,938,139	$ 51,493,696	$ 51,172,871	$ 48,680,467
Policy claims	1,631,055	1,631,055	1,582,684	1,582,684
Obligations under capital leases	132,679	132,679	147,644	147,644
Notes payable	2,559,128	2,532,812	3,070,584	2,962,395

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

NOTE F - Earnings per Share and Stock-Based Compensation

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended June 30, 2010 and 2009 were 1,145,505 and 1,125,932, respectively.  The weighted average number of shares outstanding for the six month periods ended June 30, 2010 and 2009 were 1,145,330 and 1,123,324, respectively.

The Company's previously issued stock options and option plan terminated on September 24, 2009.  No options were exercised under the plan.  Accordingly, there was no compensation expense recognized for the three or six month periods ended June 30, 2010.  We recognized no change in the compensation expense relative to the previously outstanding options for the quarter ended June 30, 2009, and we recognized a decrease in compensation expense relative to the previously outstanding options of $213,938 for the six months ended June 30, 2009.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue:
Preneed and burial products	$ 10,152,989	$ 9,904,070	$ 19,667,708	$ 19,638,775
Traditional and universal life products	2,486,000	2,533,125	5,021,499	5,011,840
Credit insurance products and
administrative services	76,120	92,927	135,428	177,096
Corporate and other	1,844,605	(609,049)	2,293,782	(277,805)
	$ 14,559,714	$ 11,921,073	$ 27,118,417	$ 24,549,906

Pre-tax income (loss) from operations:
Preneed and burial products	$ (38,761)	$ 3,070	$ (532,835)	$ (318,906)
Traditional and universal life products	79,015	138,308	(195,437)	33,418
Credit insurance products and
administrative services	43,072	59,771	79,822	105,935
Corporate and other	1,607,591	(926,454)	1,797,662	(626,380)
	$ 1,690,917	$ (725,305)	$ 1,149,212	$ (805,933)

Included in Corporate and other above and as a component of other income in the consolidated income statement for the three and six months ended June 30, 2010 is $900,697 of net life insurance proceeds received under a company-owned life insurance policy upon the death of a former member of management.

NOTE H -- Federal Income Taxes

The provision for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; and non-taxable effects of company-owned life insurance premiums, cash value growth, and death benefit proceeds.

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

NOTE I -- Comprehensive Income

The components of comprehensive income, net of related federal income taxes, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Total net unrealized gains
arising during the period	$ 5,056,207	$ 3,667,623	$ 7,379,068	$ 1,874,962
Less: Net realized investment gains (losses)	504,919	(936,182)	577,730	(866,576)
Net unrealized gains	4,551,288	4,603,805	6,801,338	2,741,538
Change in unrealized pension benefits	64,586	92,266	129,172	184,533
Change in fair value of hedging instrument	-	1,237	2,358	2,420
Net income (loss)	1,302,021	(525,607)	907,877	(587,114)
Total comprehensive income	$ 5,917,895	$ 4,171,701	$ 7,840,745	$ 2,341,377

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

The following table provides the components of our net periodic benefit cost:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Service cost	$ 94,571	$ 94,516	$ 189,142	$ 189,032
Interest cost	237,615	235,173	475,230	470,347
Expected return on plan assets	(241,865)	(170,572)	(483,730)	(341,144)
Recognized net loss	97,857	139,798	195,715	279,596
Net periodic benefit cost	$ 188,178	$ 298,915	$ 376,357	$ 597,831

We previously disclosed in our financial statements for the year ended December 31, 2009 that we expected to contribute $972,000 to our pension plan in 2010. As of June 30, 2010, $486,000 had been contributed. We presently anticipate contributing an additional $486,000 to fund our pension plan in 2010.

NOTE K -- Subsequent Event

During the third quarter of 2010, the Company assumed the covered obligations of the Texas Life, Accident, Health, and Hospital Service Insurance Guaranty Association related to a block of preneed policies originally issued by Texas Memorial Life Insurance Company.  The Company received cash in exchange for assuming the covered obligations.  While the impact of this transaction on the financial statements has not yet been fully measured, the transaction is expected to generate additional present value of future profits that will be amortized through income over the expected life of the assumed policies.  The amount of cash to be received and expected impact on policy reserves are approximately $2,950,000 and $3,800,000, respectively.

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

During the third quarter of 2010, we assumed the covered obligations of the Texas Life, Accident, Health, and Hospital Service Insurance Guaranty Association related to a block of preneed policies originally issued by Texas Memorial Life Insurance Company.  We received cash in exchange for assuming the covered obligations.  While the impact of this transaction on the financial statements has not yet been fully measured, the transaction is expected to generate additional present value of future profits that will be amortized through income over the expected life of the assumed policies.  The amount of cash to be received and expected impact on policy reserves are approximately $2,950,000 and $3,800,000, respectively.

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

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

Investors Heritage Life maintains a sound, conservative investment strategy. At June 30, 2010, 90.2% of invested assets consisted of fixed income securities compared to 90.0% at December 31, 2009. At June 30, 2010 and December 31, 2009, Investors Heritage Life's fixed income investments were 97.5% investment grade as rated by Standard & Poor's.

We have reviewed our investment portfolio and do not believe that there are additional securities that are other-than-temporarily impaired at June 30, 2010 beyond the impairments already taken in previous periods.  None of Investors Heritage Life's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.  We recorded no other-than-temporary impairment charges in the consolidated statements of income during the six months ended June 30, 2010.  During the second quarter of 2009, we recognized an impairment charge totaling $977,830 on CIT and Alcoa bonds that were subsequently sold during the third quarter of 2009.

We have one corporate common stock whose fair value is approximately 34% of book value at June 30, 2010.  This stock is a bank stock that has been in an unrealized loss position for nine months.  The issuer was hampered by similar market issues as those encountered by other banks in the recent economy, namely impaired preferred stock investments and mortgage loan issues.  The issuer has currently suspended dividend payments, but did recently receive approval to once again begin to pay preferred stock dividends.  The issuer has generated substantial net income for 2010 year to date as well, to begin to offset prior year losses taken.  Due to the signs of turnaround in the issuer's financial statements, we have determined that the impairment is temporary at this time.  We will continue to monitor this security and the issuer for further negative information that would indicate that the impairment is other-than-temporary.

During the second quarter of 2010, we sold our previously impaired $4,000,000 investment in Lehman Brothers bond holdings, recognizing a gain of $171,105.  This transaction generated a substantial realized tax loss of approximately $3,096,000.  We have implemented a sales strategy to take advantage of capital gains within our current bond portfolio to utilize this tax loss.  This strategy, which has been executed during the third quarter, in conjunction with carryback provisions will facilitate the use of this tax loss.  Accordingly, use of the Lehman tax loss has been considered in the effective income tax rate used in our current period tax provision.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments.  As of June 30, 2010, we have only one CMO, with a fair value of approximately $64,000, which has any level of direct subprime exposure.  Based on our analysis, we believe this investment is of high quality and expect no losses as a result of the current subprime concerns.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending, with approximately 99.9% of these investments being in commercial properties. All mortgage loans are either originated in-house or through two mortgage brokers, and all loans are secured by first mortgages on the real estate.  Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required.  We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, reviewing larger mortgage loans on an annual basis and diversifying the portfolio by property type.  At June 30, 2010, 6.3% of invested assets consisted of mortgage loans compared to 6.3% at December 31, 2009. We anticipate maintaining a similar to slightly higher percentage of mortgage loans to total invested assets into the near future. As of June 30, 2010, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 180 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

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

During the second quarter of 2010, we experienced a death covered by one of our company-owned life insurance policies.  We accrued for the death benefits to be received as of June 30, 2010, recognizing a reduction in our asset for the return of the cash value of approximately $535,000 and an additional non-taxable death benefit above the cash value of approximately $901,000.  These funds along with interest were collected during the third quarter of 2010.

During the second quarter of 2010, we made our final payment on our previously outstanding bank note.  We have entered into no new debt agreements during the six months ended June 30, 2010.

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement.  Management has assessed our position and as of June 30, 2010, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $8,512,454 for the second quarter of 2010 (an increase of 3.5% compared to the second quarter of 2009) and $16,421,226 for the six months ended June 30, 2010 (an increase of 1.8% compared to the corresponding period in 2009).  Our recent product offerings are performing well compared to prior products, although current economic conditions continue to limit disposable income typically used as a source for new sales in many of our markets.

Net investment income was $4,251,553 for the second quarter of 2010 (a decrease of 2.1% compared to the second quarter of 2009) and $8,515,123 for the six months ended June 30, 2010 (a decrease of 3.1% compared to the corresponding period in 2009).  The fluctuating economic environment continues to put significant pressure on new investment yields.

Net realized gains (losses) were $504,919 and $577,730 for the three and six month periods ended June 30, 2010, respectively, compared with ($936,182) and ($866,576) for the three and six month periods ended June 30, 2009, respectively.  The large gains realized in 2010 relate to those previously mentioned relating to the sale of the Lehman bonds coupled with other gains taken to help offset the tax loss associated with the Lehman bonds.  The loss during 2009 related to other-than-temporary impairment charges relative to CIT and Alcoa bonds, which were sold during the third quarter of 2010.  We have not recognized any other-than-temporary impairment charges during 2010.

Other income was $1,290,788 for the second quarter of 2010 (an increase of 341% compared to the second quarter of 2009) and $1,604,338 for the six months ended June 30, 2010 (an increase of 215% compared to the corresponding period in 2009).  The 2010 income includes the company-owned life insurance death benefits associated with one of our policies, as previously discussed.  Additionally, our revenues received from our TPA arrangements have significantly increased over the same period in the prior year due to new relationships as well as expanded activity in one current relationship.

Total revenue was $14,559,714 for the second quarter of 2010 (an increase of 22.1% compared to the second quarter of 2009) and $27,118,417 for the six months ended June 30, 2010 (an increase of 10.5% compared to the corresponding period in 2009).  This increase is principally driven by the company-owned life insurance death benefits and the realized gains, as discussed above.

Total benefits and expenses were $12,868,797 for the second quarter of 2010 (an increase of 1.8% compared to the second quarter of 2009) and $25,969,205 for the six months ended June 30, 2010 (an increase of 2.4% compared to the corresponding period in 2009).  This increase is primarily driven by commission and reserve increases, higher than anticipated claims in the traditional line, an increase in net amortization of deferred acquisition costs and an increase in employee salary expense.

After providing for federal income taxes, our net income was $1,302,021 with net income per share of $1.14 for the second quarter of 2010 as compared to a net loss of $525,607 and a net loss per share of $0.47 for the second quarter of 2009.  Our net income for the six months ended June 30, 2010 was $907,877 with net income per share of $0.79 as compared to a net loss of $587,114 and a net loss per share of $0.52 for the six months ended June 30, 2009.

We declared a dividend of $0.13 per share on March 11, 2010 to shareholders of record on March 26, 2010.  This dividend was paid on April 9, 2010.

Business Segments

We internally evaluate the performance of our operations by the following four business segments:

Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $10,152,989 for the second quarter of 2010 (an increase of 2.5% compared to the second quarter of 2009) and $19,667,708 for the six months ended June 30, 2010 (an increase of 0.1% compared to the corresponding period in 2009).  The increase for the periods was driven by the stronger sales previously mentioned, which were somewhat offset by lower investment yields.  Pre-tax income (loss) from operations was ($38,761) and ($532,835) for the three and six month periods ended June 30, 2010 as compared to $3,070 and ($318,906) for the three and six month periods ended June 30, 2009.  The current year pre-tax losses were driven by higher than anticipated claims in this segment along with crediting rate spread pressure due to lower investment income yields.

Traditional and Universal Life Products include traditional life and group life insurance products, certain annuities and universal life products.  Revenues for this segment were $2,486,000 for the second quarter of 2010 (a decrease of 1.9% compared to the second quarter of 2009) and $5,021,499 for the six months ended June 30, 2010 (an increase of 0.2% compared to the corresponding period in 2009).  Revenues on this segment are primarily derived from the sale of term insurance products through banks, for which demand fluctuates along with economic conditions. While consumer credit markets remain tight, our recent products have performed well.  Pre-tax income (loss) from operations was $79,015 and ($195,437) for the three and six month periods ended June 30, 2010 as compared to $138,308 and $33,418 for the three and six month periods ended June 30, 2009.  The increase in the pre-tax loss was primarily attributable to higher than anticipated claims, the reduction in investment earnings over the comparable period in the prior year and the current tight credit market.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident and health insurance products. We reinsure 100% of the related underwriting risk currently produced within this segment.  Accordingly, revenue is generated primarily from servicing and administering the credit business for our reinsurers. Because the revenue is fee-based, segment performance is in direct relation to new premium production coupled with fees generated as premiums are earned. Premium production within this segment is also significantly affected by economic conditions within our credit markets, particularly Kentucky.  Revenues for this segment were $76,120 for the second quarter of 2010 (a decrease of 18.1% compared to the second quarter of 2009) and $135,428 for the six months ended June 30, 2010 (a decrease of 23.5% compared to the corresponding period in 2009).  Pre-tax income from operations was $43,072 and $79,822 for the three and six month periods ended June 30, 2010 as compared to $59,771 and $105,935 for the three and six month periods ended June 30, 2009.  These decreases in revenue and pre-tax income are directly related to lower premium production within this segment of the business due to current economic and lending conditions.

Corporate and Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. This segment also includes fees generated from our TPA arrangements, the impact of realized investment gains and losses, and other non-recurring revenues.  Revenues for this segment were $1,844,605 and $2,293,782 for the three and six month periods ended June 30, 2010.  Pre-tax income from operations was $1,607,591 and $1,797,662 for the three and six month periods ended June 30, 2010.  These amounts were significantly higher than prior year amounts due to the current year realized gains taken, company-owned life insurance proceeds and increase in fees generated from our TPA arrangements, as previously discussed.  The prior year amounts were also impacted by the other-than-temporary impairment charge recognized on the CIT and Alcoa bonds.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, approximately 1% of our consolidated revenues were generated by those subsidiaries. Approximately 12% of Investors Heritage Financial's revenue for the six months ended June 30, 2010 was derived from the sale of Investors Heritage Life's credit insurance products. During the first six months of 2010, Investors Heritage Capital received dividends from Investors Heritage Financial totaling $36,000 and received distributions from At Need Funding of $38,000. We anticipate further dividend payments from Investors Heritage Financial and distributions from At Need Funding during the remainder of 2010.  Investors Heritage Capital also received dividends from Investors Heritage Life of $188,940 during the first six months of 2010.  We do not anticipate further dividends from Investors Heritage Life during 2010.

Federal Income Taxes

The provision for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Based on the receipt of death benefit proceeds on a company-owned life insurance policy as well as the implications of the sale of the Lehman bonds and the associated capital loss carryback, we have revised our estimate of our expected effective tax rate for 2010 to approximately 21% as of June 30, 2010.  Accordingly, our effective tax rate was 23.0% and 21.0% for the three and six month periods ended June 30, 2010 as compared to 27.5% and 27.2% for the three and six month periods ended June 30, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of June 30, 2010.

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

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 13, 2010, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: August 13, 2010	President

BY: /s/Raymond L. Carr
Raymond L. Carr
DATE: August 13, 2010	Vice President - Chief Financial Officer