Form 10-Q
period 2010-09-30
Investors Heritage Capital Corp
filed 2010-11-12
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

(Title of Class)

Number of outstanding shares as of November 12 , 2010 - 1,151,817.276

PART I -- FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
ASSETS	2010	2009
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $293,802,668 and $282,864,572)	$ 321,776,088	$ 295,242,583
Equity securities (cost: $3,877,775 and $4,063,905)	4,339,010	4,223,604
Mortgage loans on real estate	20,407,218	20,692,866
Policy loans	6,971,288	6,923,418
Other long-term investments	1,037,889	1,026,604
Short-term investments	245,001	-
Total investments	354,776,494	328,109,075

Cash and cash equivalents	4,177,886	5,730,782
Accrued investment income	3,623,950	4,013,402
Due premiums	3,727,735	3,613,278
Deferred acquisition costs	17,446,267	18,703,379
Value of business acquired	921,356	12,968
Leased property under capital leases	104,598	143,653
Property and equipment	1,626,536	1,746,849
Cash value of company-owned life insurance	8,758,833	8,671,833
Other assets	394,251	312,852
Amounts recoverable from reinsurers	44,358,402	47,521,019
	$ 439,916,308	$ 418,579,090

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$ 348,965,170	$ 343,935,852
Unearned premium reserves	8,834,973	10,543,520
Policy claims	1,588,261	1,582,684
Liability for deposit-type contracts	2,750,173	2,742,986
Reserves for dividends and endowments and other	584,916	425,419
Total policy liabilities	362,723,493	359,230,461
Deferred federal income tax liability	9,973,112	4,285,842
Obligations under capital leases	94,314	147,644
Notes payable	2,519,909	3,070,584
Accrued pension liability	3,560,860	4,304,257
Other liabilities	2,660,301	1,865,423
Total liabilities	381,531,989	372,904,211

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,151,817 and 1,141,767)	1,151,817	1,141,767
Paid-in surplus	8,801,514	8,716,135
Accumulated other comprehensive income	14,928,776	4,495,103
Retained earnings	33,502,212	31,321,874
Total stockholders' equity	58,384,319	45,674,879
	$ 439,916,308	$ 418,579,090

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUE
Premiums and other considerations	$ 15,509,466	$ 9,987,378	$ 35,523,293	$ 30,705,939
Premiums ceded	(2,386,476)	(1,644,520)	(5,979,077)	(6,239,601)
Net premiums earned	13,122,990	8,342,858	29,544,216	24,466,338

Investment income, net of expenses	4,293,465	4,327,540	12,808,588	13,111,084
Net realized investment gains (losses) on investments:
Total other-than-temporary impairment losses	(225,632)	-	(225,632)	(977,830)
Portion of loss recognized in
other comprehensive income	-	-	-	-
Other net realized investment gains	1,292,720	709,595	1,870,450	820,849
Net realized investment gains (losses) on investments	1,067,088	709,595	1,644,818	(156,981)
Other income	379,881	327,706	1,984,219	837,164
Total revenue	18,863,424	13,707,699	45,981,841	38,257,605

BENEFITS AND EXPENSES
Death and other benefits	7,349,254	6,082,136	23,270,784	22,450,114
Guaranteed annual endowments	110,407	113,712	376,578	390,087
Dividends to policyholders	103,160	101,702	362,799	359,037
Increase in benefit reserves and unearned premiums	6,156,589	2,908,195	8,570,540	4,456,912
Acquisition costs deferred	(1,194,623)	(1,031,266)	(3,485,347)	(3,504,120)
Amortization of deferred acquisition costs	1,420,144	1,282,590	4,118,688	3,900,989
Commissions	634,618	639,803	1,872,270	1,784,707
Other insurance expenses	2,403,139	2,249,348	7,865,581	7,864,333
Total benefits and expenses	16,982,688	12,346,220	42,951,893	37,702,059

INCOME BEFORE FEDERAL
INCOME TAXES	1,880,736	1,361,479	3,029,948	555,546

PROVISION (BENEFIT) FOR
FEDERAL INCOME TAXES
Current	285,158	196,876	344,543	368,932
Deferred	298,866	173,274	480,816	(217,601)
	584,024	370,150	825,359	151,331

NET INCOME	$ 1,296,712	$ 991,329	$ 2,204,589	$ 404,215

BASIC AND DILUTED NET
INCOME PER SHARE	$ 1.13	$ 0.88	$ 1.92	$ 0.36

DIVIDENDS PER SHARE	$ -	$ -	$ 0.13	$ -

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income (Loss)	Earnings	Equity

BALANCE, JANUARY 1, 2009	$1,120,686	$8,705,492	$(2,542,413)	$30,169,195	37,452,960

Cumulative effect of a change in
accounting principle	-	-	(272,157)	272,157	-
Comprehensive income:
Net income	-	-	-	404,215	404,215
Change in net unrealized appreciation
on available-for-sale securities	-	-	8,594,147	-	8,594,147
Change in unrealized pension benefits	-	-	276,800	-	276,800
Change in fair value of hedging instrument	-	-	3,553	-	3,553
Total comprehensive income					9,278,715
Issuances of common stock, net	15,068	32,406	-	298,021	345,495
BALANCE, SEPTEMBER 30, 2009	$1,135,754	$8,737,898	$ 6,059,930	$31,143,588	$ 47,077,170

BALANCE, JANUARY 1, 2010	$1,141,767	$8,716,135	$ 4,495,103	$31,321,874	$ 45,674,879

Comprehensive income:
Net income	-	-	-	2,204,589	2,204,589
Change in net unrealized appreciation
on available-for-sale securities	-	-	10,190,682	-	10,190,682
Change in unrealized pension benefits	-	-	240,633	-	240,633
Change in fair value of hedging instrument	-	-	2,358	-	2,358
Total comprehensive income					12,638,262
Cash dividends	-	-	-	(149,364)	(149,364)
Issuances of common stock, net	10,050	85,379	-	125,113	220,542
BALANCE, SEPTEMBER 30, 2010	$1,151,817	$8,801,514	$ 14,928,776	$33,502,212	$ 58,384,319

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2010	2009

NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 10,788,527	$ 5,338,467

INVESTING ACTIVITIES
Securities available-for-sale:
Purchases	(49,689,061)	(57,518,256)
Sales and maturities	40,309,087	54,004,491
Other investments:
Cost of acquisitions	(2,572,742)	(684,008)
Sales and maturities	2,554,961	2,088,419
Net additions to property and equipment	(106,030)	(244,724)

NET CASH USED IN INVESTING ACTIVITIES	(9,503,785)	(2,354,078)
FINANCING ACTIVITIES
Receipts from universal life policies credited to
policyholder account balances	4,507,176	5,265,003
Return of policyholder account balances on universal life policies	(6,865,317)	(7,473,290)
Payments on notes payable	(2,602,663)	(2,624,171)
Proceeds from notes payable	2,051,988	1,500,130
Dividends paid	(149,364)	-
Issuances of common stock, net	220,542	345,495

NET CASH USED IN FINANCING ACTIVITIES	(2,837,638)	(2,986,833)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,552,896)	(2,444)
Cash and cash equivalents at beginning of period	5,730,782	2,819,257
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 4,177,886	$ 2,816,813

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

NOTE A - Nature of Operations

Investors Heritage Capital Corporation is the holding company of Investors Heritage Life Insurance Company; Investors Heritage Printing, Inc., a printing company; Investors Heritage Financial Services Group, Inc., an insurance marketing company; is the sole member of At Need Funding, LLC, a limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies; and is the sole member of Heritage Funding, LLC, a limited liability company that invests in various business ventures. These entities are collectively hereinafter referred to as the "Company". Approximately 98% of Investors Heritage Capital's consolidated revenue is generated by Investors Heritage Life.

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

NOTE B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management has evaluated all events subsequent to September 30, 2010 through the date that these financial statements have been issued.

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

NOTE D - Investments

Investments in available-for-sale securities are summarized as follows:

		Gross	Gross
September 30, 2010	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$ 36,684,549	$ 3,278,693	$ -	$ 39,963,242
States and political subdivisions	37,999,178	3,235,208	1,940	41,232,446
Corporate	146,254,728	14,852,252	88,346	161,018,634
Foreign	19,355,788	2,811,293	119,590	22,047,491
Asset-backed securities	5,765,323	625,861	-	6,391,184
Mortgage-backed securities (MBS):
Commercial MBS	8,066,471	492,468	-	8,558,939
Residential MBS	39,676,631	2,887,521	-	42,564,152
Total fixed maturity securities	293,802,668	28,183,296	209,876	321,776,088
Equity securities:
U.S. agencies	552,800	-	-	552,800
Mutual funds	2,106,380	293,398	28,696	2,371,082
Nonredeemable corporate preferred	990,000	-	30,000	960,000
Corporate common stock	228,595	226,533	-	455,128
Total equity securities	3,877,775	519,931	58,696	4,339,010
Total	$ 297,680,443	$ 28,703,227	$ 268,572	$ 326,115,098

		Gross	Gross
December 31, 2009	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$ 41,307,066	$ 1,462,195	$ 162,272	$ 42,606,989
States and political subdivisions	28,801,843	648,736	248,612	29,201,967
Corporate	133,614,471	7,542,864	670,350	140,486,985
Foreign	20,423,453	1,678,736	308,899	21,793,290
Asset-backed securities	6,243,205	370,862	112,098	6,501,969
Mortgage-backed securities (MBS):
Commercial MBS	7,032,973	49,376	116,868	6,965,481
Residential MBS	45,441,561	2,255,003	10,662	47,685,902
Total fixed maturity securities	282,864,572	14,007,772	1,629,761	295,242,583
Equity securities:
U.S. agencies	552,800	-	-	552,800
Mutual funds	2,066,879	249,598	57,202	2,259,275
Nonredeemable corporate preferred	990,000	-	150,310	839,690
Corporate common stock	454,226	224,933	107,320	571,839
Total equity securities	4,063,905	474,531	314,832	4,223,604
Total	$ 286,928,477	$ 14,482,303	$ 1,944,593	$ 299,466,187

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	September 30, 2010			December 31, 2009
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$ -	$ -	-	$ 8,696,858	$ 162,272	5
States and political subdivisions	998,060	1,940	1	8,770,601	197,072	10
Corporate	2,209,700	3,747	1	9,157,525	123,638	9
Commercial MBS	-	-	-	975,464	27,495	1
Residential MBS	-	-	-	998,540	10,662	1
Greater than 12 months:
States and political subdivisions	-	-	-	948,460	51,540	1
Corporate	1,917,320	84,599	2	8,683,320	546,712	10
Foreign	855,200	119,590	1	1,662,130	308,899	2
Asset-backed securities	-	-	-	493,212	112,098	2
Commercial MBS	-	-	-	2,939,812	89,373	3
Total fixed maturities	5,980,280	209,876	5	43,325,922	1,629,761	44

Equities:
Less than 12 months:
Nonredeemable corporate preferred	960,000	30,000	1	-	-	-
Mutual funds	568,631	28,696	1	-	-	-
Corporate common stock	-	-	-	229,439	107,320	1
Greater than 12 months:
Nonredeemable corporate preferred	-	-	-	839,690	150,310	1
Mutual funds	-	-	-	1,022,159	57,202	2
Total equities	1,528,631	58,696	2	2,091,288	314,832	4

Total	$ 7,508,911	$ 268,572	7	$ 45,417,210	$ 1,944,593	48

As of September 30, 2010, all of the above fixed maturity securities individually had a fair value to cost ratio equal to or greater than 87% and the equity securities noted above had a fair value to cost ratio of over 95%.  As of December 31, 2009, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 80% and the equity securities noted above had a fair value to cost ratio of over 68%.  At September 30, 2010 and December 31, 2009, the Company's fixed maturity securities were 99.0% and 97.7% investment grade as rated by Standard & Poor's, respectively.

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

As of September 30, 2010, the Company recognized an other-than-temporary impairment for its Farmers Capital Bank Corporation common stock holding due to the severity and length of the decline in market value.  This impairment generated a total pre-tax impairment charge of $225,632.  The Company expects to continue to hold this stock; however, no information can be documented to support the recovery in value of the stock in the near term.  The Company experienced no other-than-temporary impairments beyond the Farmers Capital Bank impairment during the quarter or nine months ended September 30, 2010.  During the second quarter of 2009, the Company impaired certain CIT and Alcoa bonds generating a total impairment charge of $977,830.  Those bonds were sold during the third quarter of 2009.

During the second quarter of 2010, the Company sold its $4,000,000 par value Lehman Holdings bonds that were previously impaired in 2008.  This sale generated a pre-tax gain of $171,105 that was recognized in the financial statements in the second quarter of 2010.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	September 30,	December 31,
	2010	2009
Net unrealized appreciation on
available-for sale securities	$ 28,434,652	$ 12,537,710
Adjustment to deferred acquisition costs	(1,163,261)	(539,494)
Deferred income taxes	(9,517,209)	(4,434,716)
Net unrealized appreciation on
available-for sale securities	$ 17,754,182	$ 7,563,500

The amortized cost and fair value of fixed maturity securities at September 30, 2010, by contractual maturity, are presented below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$ 14,226,182	$ 14,679,411
Due after one year through five years	73,923,652	80,198,418
Due after five years through ten years	94,849,938	105,684,894
Due after ten years	63,059,794	70,090,274
Due at multiple maturity dates	47,743,102	51,123,091
Total	$ 293,802,668	$ 321,776,088

Proceeds for the quarters ended September 30, 2010 and 2009 from sales and maturities of investments in available-for-sale securities were $22,530,232 and $27,272,705, respectively.  Gross gains of $1,304,398 and $978,863 and gross losses of $11,678 and $269,268 were realized on those sales during the quarters ended September 30, 2010 and 2009, respectively.  Proceeds for the nine months ended September 30, 2010 and 2009 from sales and maturities of investments in available-for-sale securities were $40,309,087 and $54,004,491, respectively.  Gross gains of $1,886,727 and $1,105,215 and gross losses of $16,277 and $1,262,196 were realized on those sales during the nine month periods ended September 30, 2010 and 2009, respectively.

Presented below is investment information, including the accumulated quarter and year-to-date change in net unrealized investment gains or losses.  Additionally, the table shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities for the quarters and nine months ended September 30, 2010 and 2009.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Change in unrealized
investment gains:
Available-for-sale:
Fixed maturities	$ 4,922,121	$ 9,083,994	$ 15,595,409	$ 12,656,766
Equity securities	371,290	129,924	301,536	398,657
Realized investment gains (losses):
Available-for-sale:
Fixed maturities	$ 1,270,617	$ 709,595	$ 1,848,347	$ (156,981)
Equity securities	(203,529)	-	(203,529)	-

Major categories of net investment income are summarized as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Fixed maturities	$ 3,929,533	$ 3,999,087	$ 11,776,333	$ 12,010,567
Mortgage loans on real estate	396,112	356,406	1,142,614	1,166,386
Other	194,621	192,015	570,045	594,005
	4,520,266	4,547,508	13,488,992	13,770,958
Investment expenses	226,801	219,968	680,404	659,874
	$ 4,293,465	$ 4,327,540	$ 12,808,588	$ 13,111,084

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

The following table presents the Company's fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, respectively.

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$ -	$ 39,963,242	$ -	$ 39,963,242
States and political subdivisions	-	41,232,446	-	41,232,446
Corporate	-	161,018,634	-	161,018,634
Foreign	-	22,047,491	-	22,047,491
Asset-backed securities	-	6,391,184	-	6,391,184
Mortgage-backed securities:
Commercial MBS	-	8,558,939	-	8,558,939
Residential MBS	-	42,564,152	-	42,564,152
Total fixed maturities	$ -	$ 321,776,088	$ -	$ 321,776,088

Equity securities:
U.S. agencies	$ 552,800	$ -	$ -	$ 552,800
Mutual funds	2,371,082	-	-	2,371,082
Nonredeemable corporate preferred	-	-	960,000	960,000
Corporate common stock	111,128	-	344,000	455,128
Total equity securities	$ 3,035,010	$ -	$ 1,304,000	$ 4,339,010

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$ -	$ 41,831,989	$ 775,000	$ 42,606,989
States and political subdivisions	-	29,201,967	-	29,201,967
Corporate	-	135,913,379	4,573,606	140,486,985
Foreign	-	21,793,290	-	21,793,290
Asset-backed securities	-	6,065,114	436,855	6,501,969
Mortgage-backed securities:
Commercial MBS	-	6,965,481	-	6,965,481
Residential MBS	-	47,685,902	-	47,685,902
Total fixed maturities	$ -	$ 289,457,122	$ 5,785,461	$ 295,242,583

Equity securities:
U.S. agencies	$ 552,800	$ -	$ -	$ 552,800
Mutual funds	2,259,275	-	-	2,259,275
Nonredeemable corporate preferred	839,690	-	-	839,690
Corporate common stock	229,439	-	342,400	571,839
Total equity securities	$ 3,881,204	$ -	$ 342,400	$ 4,223,604

At September 30, 2010, Level 3 financial instruments consisted of one nonredeemable corporate preferred stock and one common stock, where trading has been limited.  At December 31, 2009, Level 3 financial instruments consisted of four corporate fixed maturities, one U.S. government obligation, one asset-backed security, one corporate redeemable preferred stock and one common stock, where trading has been limited.  The fair values for these securities were primarily determined through the use of non-binding broker quotes and internal models using unobservable assumptions about market participants.  Fair values for Level 1 and Level 2 assets are primarily based on quoted prices in the market obtained via pricing services, which use observable inputs in developing such rates.

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the three and nine month periods ended September 30, 2010 and 2009, respectively.

	Quarter Ended September 30, 2010
	U.S.		Asset-	Nonredeemable	Corporate
	Government		Backed	Corporate	Common
	Obligations	Corporate	Securities	Preferred	Stock	Total
Beginning balance	$ 1,046,280	$ 4,884,956	$ -	$ -	$ 344,000	$ 6,275,236
Transfers into Level 3	-	-	-	1,032,810	-	1,032,810
Transfers out of Level 3	(1,046,280)	(4,866,256)	-	-	-	(5,912,536)
Total gains or losses:						-
Included in earnings	-	9,056	-	-	-	9,056
Included in other
comprehensive income	-	(7,356)	-	(72,810)	-	(80,166)
Net purchases (sales)	-	(20,400)	-	-	-	(20,400)
Ending balance	$ -	$ -	$ -	$ 960,000	$ 344,000	$ 1,304,000

	Quarter Ended September 30, 2009
	U.S.		Asset-	Nonredeemable	Corporate
	Government		Backed	Corporate	Common
	Obligations	Corporate	Securities	Preferred	Stock	Total
Beginning balance	$ 999,700	$ 6,191,597	$ 1,614,960	$ -	$ 342,400	$ 9,148,657
Transfers into Level 3	148,974	-	-	-	-	148,974
Transfers out of Level 3	-	-	(1,093,513)	-	-	(1,093,513)
Total gains or losses:						-
Included in earnings	-	-	-	-	-	-
Included in other
comprehensive income	66,930	459,048	(10,079)	-	-	515,899
Net purchases (sales)	1,879,076	(819,103)	(35,935)	-	-	1,024,038
Ending balance	$ 3,094,680	$ 5,831,542	$ 475,433	$ -	$ 342,400	$ 9,744,055

	Nine Months Ended September 30, 2010
	U.S.		Asset-	Nonredeemable	Corporate
	Government		Backed	Corporate	Common
	Obligations	Corporate	Securities	Preferred	Stock	Total
Beginning balance	$ 775,000	$ 4,573,606	$ 436,855	$ -	$ 342,400	$ 6,127,861
Transfers into Level 3	-	-	-	1,032,810	-	1,032,810
Transfers out of Level 3	(1,821,280)	(4,866,256)	(411,077)	-	-	(7,098,613)
Total gains or losses:						-
Included in earnings	-	9,056	-	-	-	9,056
Included in other
comprehensive income	49,092	416,462	11,923	(72,810)	1,600	406,267
Net purchases (sales)	997,188	(132,868)	(37,701)	-	-	826,619
Ending balance	$ -	$ -	$ -	$ 960,000	$ 344,000	$ 1,304,000

	Nine Months Ended September 30, 2009
	U.S.		Asset-	Nonredeemable	Corporate
	Government		Backed	Corporate	Common
	Obligations	Corporate	Securities	Preferred	Stock	Total
Beginning balance	$ 2,037,998	$ 4,588,512	$ 1,599,571	$ -	$ 342,400	$ 8,568,481
Transfers into Level 3	-	-	-	-	-	-
Transfers out of Level 3	(1,463,796)	-	(1,093,513)	-	-	(2,557,309)
Total gains or losses:						-
Included in earnings	-	-	-	-	-	-
Included in other
comprehensive income	48,997	416,277	75,383	-	-	540,657
Net purchases (sales)	2,471,481	826,753	(106,008)	-	-	3,192,226
Ending balance	$ 3,094,680	$ 5,831,542	$ 475,433	$ -	$ 342,400	$ 9,744,055

The Company had one nonredeemable preferred stock that transferred from Level 2 to Level 3 during the quarter ended September 30, 2010 (transferred from Level 1 to Level 3 for the nine months ended September 30, 2010).  Trading for this preferred stock has become more limited, which restricts the use of Level 1 and Level 2 inputs into pricing.  The Company has one U.S. government obligation and four corporate securities which transferred from Level 3 to level 2 during the quarter ended September 30, 2010.  Additionally, the Company had one U.S. government obligation which transferred from Level 3 to Level 2 during the quarter ended March 31, 2010 as well as one asset-backed security which transferred from Level 3 to Level 2 during the quarter ended June 30, 2010.  Transfers in and/or (out) of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

The unrealized gains (losses) on Level 3 investments are recorded as a component of accumulated other comprehensive income (loss), net of tax, in accordance with required accounting for our available-for-sale portfolio.

The following disclosure contains the estimated fair values of financial instruments, as of September 30, 2010 and December 31, 2009.  The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.  However, considerable judgment was required to interpret market data to develop these estimates.  Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange.  The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Fixed maturities	$ 321,776,088	$ 321,776,088	$ 295,242,583	$ 295,242,583
Equity securities	4,339,010	4,339,010	4,223,604	4,223,604
Mortgage loans on real estate:
Commercial	20,381,169	20,808,619	20,663,961	20,630,855
Residential	26,049	27,576	28,905	30,590
Policy loans	6,971,288	6,971,288	6,923,418	6,923,418
Other long-term investments	1,037,889	1,037,889	1,026,604	1,026,604
Short-term investments	245,001	245,001	-	-
Cash and cash equivalents	4,177,886	4,177,886	5,730,782	5,730,782
Accrued investment income	3,623,950	3,623,950	4,013,402	4,013,402
Cash value of company-owned
life insurance	8,758,833	8,758,833	8,671,833	8,671,833

Liabilities:
Policyholder deposits
(Investment-type contracts)	$ 51,447,128	$ 53,811,157	$ 51,172,871	$ 48,680,467
Policy claims	1,588,261	1,588,261	1,582,684	1,582,684
Obligations under capital leases	94,314	94,314	147,644	147,644
Notes payable	2,519,909	2,496,388	3,070,584	2,962,395

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

Cash and cash equivalents, policy loans, accrued investment income, other long-term investments and short-term investments:  The carrying amounts reported for these financial instruments approximate their fair values.

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

NOTE F - Earnings per Share and Stock-Based Compensation

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended September 30, 2010 and 2009 were 1,151,817 and 1,126,157, respectively.  The weighted average number of shares outstanding for the nine month periods ended September 30, 2010 and 2009 were 1,146,593 and 1,131,731, respectively.

The Company's previously issued stock options and option plan terminated on September 24, 2009.  No options were exercised under the plan.  Accordingly, there was no compensation expense recognized for the three or nine month periods ended September 30, 2010.  We recognized no change in the compensation expense relative to the previously outstanding options for the quarter ended September 30, 2009, and we recognized a decrease in compensation expense relative to the previously outstanding options of $213,938 for the nine months ended September 30, 2009.

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

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue:
Preneed and burial products	$ 14,812,680	$ 10,076,652	$ 34,480,388	$ 29,715,427
Traditional and universal life products	2,458,765	2,465,125	7,480,264	7,476,965
Credit insurance products and
administrative services	68,462	66,355	203,890	243,451
Corporate and other	1,523,517	1,099,567	3,817,299	821,762
	$ 18,863,424	$ 13,707,699	$ 45,981,841	$ 38,257,605

Pre-tax income (loss) from operations:
Preneed and burial products	$ 26,012	$ 482,607	$ (506,823)	$ 163,701
Traditional and universal life products	265,175	56,724	69,738	90,142
Credit insurance products and
administrative services	54,582	49,165	134,404	155,100
Corporate and other	1,534,967	772,983	3,332,629	146,603
	$ 1,880,736	$ 1,361,479	$ 3,029,948	$ 555,546

Included in Corporate and other above and as a component of other income in the consolidated income statement for the nine months ended September 30, 2010 is $902,676 of net life insurance proceeds received under a company-owned life insurance policy upon the death of a former member of management.

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

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2007 through 2009 U.S. federal tax years remain subject to income tax examination by tax authorities.  We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company will be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  However, should such a circumstance arise, it is our policy to classify any interest and penalties (if applicable) as income tax expense in the financial statements.

NOTE I - Comprehensive Income

The components of comprehensive income, net of related federal income taxes, are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Total net unrealized gains
arising during the period	$ 4,456,432	$ 6,562,204	$ 11,835,500	$ 8,437,166
Less: Net realized investment gains (losses)	1,067,088	709,595	1,644,818	(156,981)
Net unrealized gains	3,389,344	5,852,609	10,190,682	8,594,147
Change in unrealized pension benefits	111,461	92,267	240,633	276,800
Change in fair value of hedging instrument	-	1,133	2,358	3,553
Net income	1,296,712	991,329	2,204,589	404,215
Total comprehensive income	$ 4,797,517	$ 6,937,338	$ 12,638,262	$ 9,278,715

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

The following table provides the components of our net periodic benefit cost:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Service cost	$ 134,853	$ 94,516	$ 323,995	$ 283,548
Interest cost	277,725	235,174	752,955	705,521
Expected return on plan assets	(243,022)	(170,573)	(726,752)	(511,717)
Recognized net loss	168,880	139,798	364,595	419,394
Net periodic benefit cost	$ 338,436	$ 298,915	$ 714,793	$ 896,746

We previously disclosed in our financial statements for the year ended December 31, 2009 that we expected to contribute $972,000 to our pension plan in 2010. As of September 30, 2010, $729,000 had been contributed. Based on the funding requirements contained in our recently completed actuarial valuation, we anticipate increasing our contribution over the remainder of 2010 to contribute an additional $321,000 to fund our pension plan.

NOTE K - Acquisitions

During the third quarter of 2010, the Company assumed the covered obligations of the Texas Life, Accident, Health, and Hospital Service Insurance Guaranty Association related to a block of preneed policies originally issued by Texas Memorial Life Insurance Company.  The Company received cash in exchange for assuming the covered obligations.  The Company received cash of $2,898,037 and assumed liabilities totaling $3,819,393, with an asset recognized for value of business acquired of $921,356.  The value of business acquired is being amortized in proportion with the unreleased profit generated on the underlying life insurance policies.  The Company has not yet recognized any amortization expense associated with the value of business acquired.

NOTE L - Notes Payable

The Company renewed the Investors Heritage Capital Corporation Line of Credit and the At Need Funding Line of Credit during the third quarter of 2010.  The Investors Heritage Capital Corporation Line of Credit remains for $150,000 with a new maturity date of September 27, 2011.  The At Need Funding Line of Credit remains for $2,000,000 with a new maturity date of September 29, 2011.  Interest is paid on both notes monthly at the prime rate, with a floor of 3.25%.

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

During the third quarter of 2010, we assumed the covered obligations of the Texas Life, Accident, Health, and Hospital Service Insurance Guaranty Association related to a block of preneed policies originally issued by Texas Memorial Life Insurance Company.  We received cash in exchange for assuming the covered obligations.  We received cash of $2,898,037 and assumed liabilities totaling $3,819,393, with an asset recognized for value of business acquired of $921,356.  The value of business acquired is being amortized in proportion with the unreleased profit generated on the underlying life insurance policies.  We have not yet recognized any amortization expense associated with the value of business acquired.

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

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

Investors Heritage Life maintains a sound, conservative investment strategy. At September 30, 2010, 90.7% of invested assets consisted of fixed income securities compared to 90.0% at December 31, 2009. At September 30, 2010 and December 31, 2009, Investors Heritage Life's fixed income investments were 99.0% investment grade as rated by Standard & Poor's.

As of September 30, 2010, we recognized an other-than-temporary impairment for our Farmers Capital Bank Corporation common stock holding due to the severity and length of the decline in market value.  While the issuer has had positive earnings during 2010 and has shown financial progress, the stock has continued to show no improvement in value, and had been in an unrealized loss position in excess of 12 months.  We expect to continue to hold this stock; however, no information can be documented to support the recovery in value of the stock in the near term.  This impairment generated a total pre-tax impairment charge of $225,632.  We experienced no other-than-temporary impairments beyond the Farmers Capital Bank impairment during the quarter or nine months ended September 30, 2010.  During the second quarter of 2009, we impaired certain CIT and Alcoa bonds generating a total impairment charge of $977,830.  Those bonds were sold during the third quarter of 2009.

None of Investors Heritage Life's fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.

During the second quarter of 2010, we sold our previously impaired $4,000,000 investment in Lehman Brothers bond holdings, recognizing a gain of $171,105.  This transaction generated a substantial realized tax loss of approximately $3,096,000.  We have recognized capital gains in our bond portfolio in order to utilize this tax loss.  This strategy in conjunction with carryback provisions will facilitate the use of this tax loss.  Accordingly, use of the Lehman tax loss has been considered in the effective income tax rate used in our current period tax provision.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments.  As of September 30, 2010, we have only one CMO, with a fair value of approximately $64,000, which has any level of direct subprime exposure.  Based on our analysis, we believe this investment is of high quality and expect no losses as a result of the current subprime concerns.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending, with approximately 99.9% of these investments being in commercial properties. All mortgage loans are either originated in-house or through two mortgage brokers, and all loans are secured by first mortgages on the real estate.  Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required.  We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, reviewing larger mortgage loans on an annual basis and diversifying the portfolio by property type.  At September 30, 2010, 5.8% of invested assets consisted of mortgage loans compared to 6.3% at December 31, 2009. We anticipate maintaining a similar to slightly higher percentage of mortgage loans to total invested assets into the near future. As of September 30, 2010, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 180 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

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

During the second quarter of 2010, we experienced a death covered by one of our company-owned life insurance policies.  We recognized a reduction in our asset for the return of the cash value of approximately $535,000 and an additional non-taxable death benefit above the cash value of approximately $903,000.

During the second quarter of 2010, we made our final payment on our previously outstanding bank note.  Additionally, during the third quarter of 2010, we renewed the Investors Heritage Capital Corporation Line of Credit and the At Need Funding Line of Credit.  The Investors Heritage Capital Corporation Line of Credit remains for $150,000 with a new maturity date of September 27, 2011.  The At Need Funding Line of Credit remains for $2,000,000 with a new maturity date of September 29, 2011.  Interest is paid on both notes monthly at the prime rate, with a floor of 3.25%.  Beyond these renewals, we have entered into no new debt agreements during the nine months ended September 30, 2010.

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement.  Management has assessed our position and as of September 30, 2010, we are in compliance with all debt covenant requirements.

Based on the funding requirements contained in our recently completed pension actuarial valuation, we anticipate increasing our contribution to our pension plan over the remainder of 2010 by $78,000 more than the contribution anticipated at the beginning of 2010.  Likewise, we expect our contributions to our pension plan to increase above recent levels in future years due to recently adopted pension funding requirements and their full implementation.

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

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $13,122,990 for the third quarter of 2010 (an increase of 57.3% compared to the third quarter of 2009) and $29,544,216 for the nine months ended September 30, 2010 (an increase of 20.8% compared to the corresponding period in 2009).  This increase is predominantly due to the cash consideration received on the acquisition of the Texas Memorial block of insurance policies.  Additionally, our recent product offerings are performing well compared to prior products, although current economic conditions continue to limit disposable income typically used as a source for new sales in many of our markets.

Net investment income was $4,293,465 for the third quarter of 2010 (a decrease of 0.8% compared to the third quarter of 2009) and $12,808,588 for the nine months ended September 30, 2010 (a decrease of 2.3% compared to the corresponding period in 2009).  The fluctuating economic environment continues to put significant pressure on new investment yields.

Net realized gains (losses) were $1,067,088 and $1,644,818 for the three and nine month periods ended September 30, 2010, respectively, compared with $709,595 and ($156,981) for the three and nine month periods ended September 30, 2009, respectively.  The large gains realized in 2010 relate to those previously mentioned relating to the sale of the Lehman bonds coupled with other gains taken to help offset the tax loss associated with the Lehman bonds.  These gains taken were somewhat offset by the impairment loss recognized on one of our corporate common stock during the third quarter of 2010.  The loss during 2009 related to other-than-temporary impairment charges relative to CIT and Alcoa bonds, which were sold during the third quarter of 2009.

Other income was $379,881 for the third quarter of 2010 (an increase of 15.9% compared to the third quarter of 2009) and $1,984,219 for the nine months ended September 30, 2010 (an increase of 137% compared to the corresponding period in 2009).  The 2010 income includes the company-owned life insurance death benefits associated with one of our policies, as previously discussed.  Additionally, our revenues received from our TPA arrangements have significantly increased over the same period in the prior year due to new relationships as well as expanded activity in one current relationship.

Total revenue was $18,863,424 for the third quarter of 2010 (an increase of 37.6% compared to the third quarter of 2009) and $45,981,841 for the nine months ended September 30, 2010 (an increase of 20.2% compared to the corresponding period in 2009).

Total benefits and expenses were $16,982,688 for the third quarter of 2010 (an increase of 37.6% compared to the third quarter of 2009) and $42,951,893 for the nine months ended September 30, 2010 (an increase of 13.9% compared to the corresponding period in 2009).  This increase is primarily driven by the increase in reserves for the liabilities assumed in the acquisition of the Texas Memorial block of life insurance policies during the third quarter of 2010.  Additionally, we have experienced commission and reserve increases due to new sales, an increase in net amortization of deferred acquisition costs and an increase in employee salary expense.

After providing for federal income taxes, our net income was $1,296,712 with net income per share of $1.13 for the third quarter of 2010 as compared to net income of $991,329 and net income per share of $0.88 for the third quarter of 2009.  Our net income for the nine months ended September 30, 2010 was $2,204,589 with net income per share of $1.92 as compared to net income of $404,215 and net income per share of $0.36 for the nine months ended September 30, 2009.

We declared a dividend of $0.13 per share on March 11, 2010 to shareholders of record on March 26, 2010.  This dividend was paid on April 9, 2010.

Business Segments

We internally evaluate the performance of our operations by the following four business segments:

Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $14,812,680 for the third quarter of 2010 (an increase of 47.0% compared to the third quarter of 2009) and $34,480,388 for the nine months ended September 30, 2010 (an increase of 16.0% compared to the corresponding period in 2009).  This increase is predominantly due to the previously mentioned cash consideration received on the acquisition of the Texas Memorial block of insurance policies in addition to the stronger sales of our own policies, which were somewhat offset by lower investment yields.  Pre-tax income (loss) from operations was $26,012 and ($506,823) for the three and nine month periods ended September 30, 2010 as compared to $482,607 and $163,701 for the three and nine month periods ended September 30, 2009.  The lower current year pre-tax income was driven by higher than anticipated claims in this segment, crediting rate spread pressure due to lower investment income yields and an increase in unit expenses.

Traditional and Universal Life Products include traditional life and group life insurance products, certain annuities and universal life products.  Revenues for this segment were $2,458,765 for the third quarter of 2010 (a decrease of 0.3% compared to the third quarter of 2009) and $7,480,264 for the nine months ended September 30, 2010 (an increase of less than 0.1% compared to the corresponding period in 2009).  Revenues on this segment are primarily derived from the sale of term insurance products through banks, for which demand fluctuates along with economic conditions. While consumer credit markets remain tight, our recent products have performed well.  Pre-tax income from operations was $265,175 and $69,738 for the three and nine month periods ended September 30, 2010 as compared to $56,724 and $90,142 for the three and nine month periods ended September 30, 2009.  The decrease in pre-tax income for the nine month period was primarily attributable to higher than anticipated claims, the reduction in investment earnings over the comparable period in the prior year and the current tight credit market, although these factors have had less impact in the current quarter in comparison to the comparable period in the prior year.

Credit Insurance Products and Administrative Services include the marketing and administration of credit life and credit accident and health insurance products. We reinsure 100% of the related underwriting risk currently produced within this segment.  Accordingly, revenue is generated primarily from servicing and administering the credit business for our reinsurers. Because the revenue is fee-based, segment performance is in direct relation to new premium production coupled with fees generated as premiums are earned. Premium production within this segment is also significantly affected by economic conditions within our credit markets, particularly Kentucky.  Revenues for this segment were $68,462 for the third quarter of 2010 (an increase of 3.2% compared to the third quarter of 2009) and $203,890 for the nine months ended September 30, 2010 (a decrease of 16.3% compared to the corresponding period in 2009).  Pre-tax income from operations was $54,582 and $134,404 for the three and nine month periods ended September 30, 2010 as compared to $49,165 and $155,100 for the three and nine month periods ended September 30, 2009.  These decreases in revenue and pre-tax income for the nine month period are directly related to lower premium production within this segment of the business due to current economic and lending conditions, although this impact was lessened during the current quarter in comparison to prior year.

Corporate and Other consists of corporate accounts measured primarily by stockholders' paid-in capital, contributed surplus, earned surplus, property and equipment, and other minor business lines which include group annuities and group and individual accident and health products. This segment also includes fees generated from our TPA arrangements, the impact of realized investment gains and losses, and other non-recurring revenues.  Revenues for this segment were $1,523,517 and $3,817,299 for the three and nine month periods ended September 30, 2010.  Pre-tax income from operations was $1,534,967 and $3,332,629 for the three and nine month periods ended September 30, 2010.  These amounts were significantly higher than prior year amounts due to the current year realized gains taken, company-owned life insurance proceeds and increase in fees generated from our TPA arrangements, as previously discussed.  The prior year amounts were also impacted by the other-than-temporary impairment charge recognized on the CIT and Alcoa bonds, which were significantly larger than the current year other-than-temporary impairment taken on Farmers Capital Bank common stock.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, approximately 1% of our consolidated revenues were generated by those subsidiaries. Approximately 12% of Investors Heritage Financial's revenue for the nine months ended September 30, 2010 was derived from the sale of Investors Heritage Life's credit insurance products. During the first nine months of 2010, Investors Heritage Capital received dividends from Investors Heritage Financial totaling $36,000 and received distributions from At Need Funding of $38,000. We anticipate further dividend payments from Investors Heritage Financial and distributions from At Need Funding during the remainder of 2010.  Investors Heritage Capital also received dividends from Investors Heritage Life of $188,940 during the first nine months of 2010.  We do not anticipate further dividends from Investors Heritage Life during 2010.

Federal Income Taxes

The provision for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Our effective tax rate was 31.1% and 27.2% for the three and nine month periods ended September 30, 2010 compared with 27.2% for the three and nine month periods ended September 30, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of September 30, 2010.

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

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 12, 2010, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: November 12, 2010	President

BY: /s/Raymond L. Carr
Raymond L. Carr
DATE: November 12, 2010	Vice President - Chief Financial Officer