Form 10-K
period 2010-12-31
Investors Heritage Capital Corp
filed 2011-03-11
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

COMMISSION FILE NUMBER 000-01999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  (X)         NO  (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  (  )         NO   (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  (  )
Accelerated filer  (  )
Non-accelerated filer  (  ) (Do not check if a smaller reporting company)
Smaller Reporting Company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ( ) NO (X)

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2010.     $24,354,416.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class
Common Capital Stock

Outstanding at March 1, 2011
1,151,817.276

Documents Incorporated by Reference:

2

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 2010 (Form 10-K, Items 1, 7, 8 and 15.)

(2) Portions of the Proxy Statement dated April 1, 2011, for the Annual Meeting of Stockholders to be held May 12, 2011 (Form 10-K, Items 10, 11, 12, 13 and 14.)

3

CONTENTS

Part I

		Page
Item 1.	Business	5
Item 2.	Properties	12
Item 3.	Legal Proceedings	13
Item 4.	Reserved

Part II

Part III

Part IV

Item 15.	Exhibits	21
Index To Exhibits		22
Signatures		23

PART I

Item 1. Business

(a) Business Overview

Investors Heritage Capital Corporation is the holder of 100% of the outstanding common stock of a life insurance company, a printing company and an insurance marketing company and is the sole member of two Kentucky limited liability companies.

Investors Heritage Capital owns 100% of Investors Heritage Life Insurance Company, Investors Heritage Printing, Inc. and Investors Heritage Financial Services Group, Inc. Investors Heritage Capital is the sole member of At Need Funding, LLC, and Heritage Funding, LLC, both Kentucky limited liability companies. We will be referring to Investors Heritage Printing, Investors Heritage Financial, At Need Funding and Heritage Funding as the "Non-insurance Subsidiaries". We will be referring to Investors Heritage Life, Investors Heritage Printing, Investors Heritage Financial and At Need Funding as the "Subsidiaries". We will also be referring to Investors Heritage Capital and its subsidiaries as “we”, “us”, “our” and as the "Company".

Investors Heritage Life owns 96% of Investors Underwriters, Inc., an investment holding company. Less than 2% of Investors Heritage Capital's total consolidated revenues were generated by the Non-insurance Subsidiaries for the year ended December 31, 2010. The Non-insurance Subsidiaries' total assets and stockholders’ equity comprised less than 1% in the aggregate of Investors Heritage Capital's reported total assets and stockholders’ equity as of December 31, 2010.

 (b) Financial Information About Business Segments

Investors Heritage Life

The business segments of Investors Heritage Life are identified and discussed on pages 7-8 of the Annual Report to Stockholders for the year ended December 31, 2010 and are incorporated herein by reference. We offer a portfolio of the standard forms of participating and non-participating whole life, limited pay, endowments, split-funding, interest-sensitive whole life, guaranteed issue whole life, universal life, term and group life. In addition, we write credit life and credit accident and health insurance (collectively "Credit Insurance”) on a group basis.   The business of Investors Heritage Life is not seasonal.

Prior to being sold, all insurance products must be approved by the Departments of Insurance in each state where Investors Heritage Life is authorized to do business.  In addition, the financial condition and market conduct condition of Investors Heritage Life are monitored and examined by the state regulatory agencies on a regular basis.

Ordinary Production. The business segments for ordinary production are Preneed and Burial products (“Preneed”) and Traditional and Universal Life products (“Traditional”). Ordinary in force accounts for 26% of total in force business. We continue to work diligently to increase ordinary product sales. Our primary focus over the last several years has been the Preneed sales in the final expense and preneed funeral markets. Final expense sales include the sale of small face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. Preneed funeral sales include the sale of multiple premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract.

Administrative and Financial Services. This segment includes the administration of credit life and credit accident and health insurance as well as fees generated from our third party administration arrangements.  Investors Heritage Life has sold credit insurance since 1966. Since 1996, Investors Heritage Financial has marketed Investors Heritage Life’s credit insurance products. All of the risk on credit insurance policies sold by Investors Heritage Life has been and will continue to be reinsured with larger, highly rated companies. Until June 30, 2010, Investors Heritage Life had reinsurance agreements with ACE Life Insurance Company and Swiss Life AG, Zurich.   Effective July 1, 2010, ACE discontinued reinsuring credit insurance business and therefore, terminated our reinsurance agreement with them.  Currently, all credit insurance business is being reinsured with Swiss Life  AG, Zurich and KenBanc Reinsurance Company, Ltd.  During 2005, Investors Heritage Life, with the assistance of Investors Heritage Financial, entered into a joint venture partnership with the Kentucky Bankers Association (“KBA”) to market various products to all of the KBA members throughout the Commonwealth of Kentucky.  Investors Heritage Life reinsures credit business sold through KBA members to, and serves in an administrative capacity for, KenBanc Reinsurance Company, Ltd., the KBA’s reinsurance company. As anticipated, an exclusive marketing agreement was executed in 2010 with the KBA and its insurance agency subsidiary, KenBanc Insurance Services, Inc., whereby they have assumed all marketing and sales management responsibilities for the credit insurance products to financial institutions in the Commonwealth of Kentucky.  Investors Heritage Life will continue to provide insurance products to be marketed as well as all back office administrative services related to the credit insurance operations.

In addition to credit administration, this segment includes fees generated relative to our third party administrative relationships.  We provide tailored administrative services for eight unaffiliated companies, comprised of five life insurance companies and three holding companies.  Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting, actuarial services and policy administration.

(c) Narrative Description of Business

Preneed and Burial Products (“Preneed”).   Approximately 61% of total ordinary insurance in force is Preneed. Sales for this segment are under the direct supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have several district managers under their supervision. As a result of our growth in the Preneed area, agency relationships have also been entered into directly with numerous funeral home owners. Management anticipates this trend to continue and, depending on the size of the funeral home and state law, preneed counselors may also become part of the agency force.

Preneed sales increased 3.9% during 2010 primarily due to increased marketing activity from our agency division in the preneed markets.  Investors Heritage Life strives to continue to improve its marketing capability in this area. Our efforts and strategy to continue a successful ordinary insurance operation hinge on continuing to provide solid products and outstanding administrative service and on the personal relationships developed and fostered each year. Our preneed product, the Legacy Gold series, includes both single premium as well as multi-pay policies. Reaction to this product in our markets continues to be favorable.  The performance of this product series has been in line with expectations and has improved product profitability in this segment.  Our Preneed sales are generated primarily through independent funeral homes in fourteen states.

The preneed market is very competitive despite the recent conditions in the financial markets.  There are more than twenty companies active in our preneed market and Investors Heritage ranks in the top 15 with respect to new sales.  The principal methods of competition are product pricing including growth on preneed insurance products, commissions, and the quality and efficiency of service provided.  Our competitive pricing and quality and efficient service as well as long term sustainability are positive factors in our competitive position.  However, competitors introduce new products frequently and we strive to maintain and improve our offerings constantly as we ensure sales of sustainable and profitable business.

We also market a series of final expense whole life insurance policies known as the “Heritage Final Expense Products”.  During the fourth quarter 2008, we introduced a new Final Expense product, Heritage Final Expense II, which replaced our old final expense product series and was designed to provide more flexibility to our customers.  These products are non-participating whole life insurance issued with simplified underwriting. These products are offered outside of the preneed market and are performing in line with expectations.

Traditional and Universal Life Products (“Traditional”). Sales for this segment are under the direct supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have several district managers under their supervision. We also sell business through general agents or brokers who may represent one or more companies.

Approximately 39% of total ordinary insurance in force is Traditional. These sales are built around a standard portfolio of life insurance policies with some of the contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies. In addition, we offer term insurance products.

During the fourth quarter 2008, we also introduced a new Whole Life Policy, HLW Choice Whole Life, which replaced our Life Paid Up at 95 product.  This Whole Life Policy is designed with numerous options and with flexibility to achieve our customer’s goals.

Ordinary premium production from financial institutions decreased by $170,860 to $415,571 in 2010. This 29.1% decrease over 2009 was primarily due to the tightening of consumer credit markets in light of the current economic situation.

Group life accounts for 67% of total in-force business.  In addition to the group business discussed above, Investors Heritage Life participates in the Federal Employee Group Life Insurance ("FEGLI") Program, which is administered by Metropolitan Life Insurance Company, and in the Servicemen's Group Life Insurance ("SEGLI") Program, which is administered by Prudential Insurance Company of America. As of year-end 2010, the total amount of insurance in force from the FEGLI and SEGLI programs was approximately $831,624,000 and $1,829,637,000, respectively.  We are currently reviewing these programs to determine whether to continue our participation in them.

Administrative and Financial Services. Credit Insurance, which accounts for 7% of total in-force business, is generally sold through banks, finance companies and automobile dealerships and is offered in connection with the extension of credit. The amount of the insurance is designed to cover the amount of the loan with the financial institution being the beneficiary of the insurance policy to the extent of the unpaid balance of the loan. Credit Insurance production is dependent on consumer debt. In times of low unemployment, reasonable interest rates and a steadily improving economy, consumer debt increases; therefore, credit insurance sales increase. When the economy slows, consumer debt slows and therefore credit insurance sales decrease.

Investors Heritage Life has reinsurance agreements with eight unaffiliated companies, Transamerica Life Insurance Company, Universal Guaranty Life Insurance Company, Madison National Life Insurance Company, Minnesota Life Insurance Company, KenBanc Reinsurance Company, Ltd., Plateau Insurance Company, Central States Health and Life Company of Omaha and Aspi Re Limited.  Pursuant to those agreements, our credit insurance products sold by each company’s agents are then reinsured to each company, respectively. Investors Heritage Life and Investors Heritage Financial are paid an initiation fee and an administration fee for services provided. Investors Heritage Financial will continue to seek contracts to operate as an administrator for other companies that sell credit insurance.

Investors Heritage Financial continued to call on banks, finance companies and selected automobile dealerships to market credit insurance products for Investors Heritage Life during 2010. As anticipated, 14.8% of Investors Heritage Financial revenues for 2010 were derived from the sale of Investors Heritage Life's credit insurance products. Credit Insurance gross written premiums were lower than in the prior year due primarily to lower loan demand related to the sluggish economy.  As noted above, Investors Heritage Life has entered into an exclusive marketing agreement with the KBA and its affiliated insurance agency, KenBanc Insurance Services, Inc., whereby KenBanc will provide all marketing and sales management responsibilities for the sale of our credit insurance products through financial institutions in the Commonwealth of Kentucky.

In addition to selling credit insurance, Investors Heritage Life provides ongoing servicing of written credit business, generating fee income.  Additionally, Investors Heritage Life bank agents may obtain an ordinary life license enabling them to sell mortgage life insurance that might be required in excess of the statutory credit life limitation enacted by each state where our credit insurance products are sold. The mortgage life insurance sales operations will also be conducted through KenBanc. During the fourth quarter of 2008, we introduced a new product for our credit ordinary sales through financial institutions, Heritage Protector IV.  This product replaces the Heritage Protector III series. Investors Heritage Financial is also licensed with other unaffiliated insurance companies to provide products that Investors Heritage Life does not offer to the financial institutions and other agents. These products include cancer, accident, second-to-die, large face amount term insurance, short term and long term disability and annuities. These relationships generated additional fee income in the amount of $157,553 during 2010 and management anticipates continued fee income from this area.

During 2010, we continued to market our third party administrative services to non-affiliated companies.  We have an employee whose primary responsibility is to promote this aspect of our organization.  This additional marketing focus has and is expected to generate increased fee income associated with providing these services. Our overall revenue is further enhanced by the fact that we generally incur minimal expense increases associated with the third party administrative services, which decreases our overall unit costs.

We have the capacity within our organization to handle the additional load and we have been successful in providing services without the need to add new employees.  During 2010, we added one new company and now provide administrative services for eight companies.  These agreements are with a variety of companies that encompass different levels of services, including in some cases, full life insurance back office administration and accounting.

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

As of December 31, 2010, approximately $44,209,000 or 12% of total benefit and unearned premium reserves was reinsured with non-affiliated, well-established insurance companies. Investors Heritage Life is party to reinsurance and coinsurance agreements with twenty-three non-affiliated companies. The reinsurers for Investors Heritage Life and amounts of insurance in force that are reinsured are as follows:

	Reinsurance	Percent
Company	Reserves	Of Total
ACE Life Insurance Company	$989,000	2.24%
Canada Life Assurance Company	112,000	0.25%
Central States Health & Life Co. of Omaha	95,000	0.21%
KenBanc Reinsurance Company LTD	239,000	0.54%
Lincoln National Life Insurance Company	1,051,000	2.38%
Madison National Life Insurance Company	69,000	0.16%
Minnesota Life Insurance Company	2,378,000	5.38%
Munich American Reassurance Company	6,076,000	13.74%
Optimum Re Insurance Company	33,000	0.07%
Plateau Life Insurance Company	12,000	0.03%
RBC Reinsurance (Ireland) Ltd.	497,000	1.12%
ReliaStar Life Insurance Company	22,000	0.05%
Scottish Annuity and Life Insurance Company	26,308,000	59.51%
Scottish RE (US)	770,000	1.74%
Settlers Life Insurance Company	1,212,000	2.74%
St James Reinsurance Corporation	103,000	0.23%
Swiss Life AG, Zurich	3,373,000	7.63%
Swiss Re Life & Health America Inc.	464,000	1.05%
Transamerica Life Insurance Company	388,000	0.88%
Universal Guaranty Life Insurance Company	13,000	0.03%
Other Companies (3)	5,000	0.01%
	$44,209,000	100.00%

Investors Heritage Life reinsures all of the risk on the Credit Insurance products sold by its agents.  Until June 30, 2010, this business was being reinsured with ACE Life Insurance Company and Swiss Life AG, Zurich.  Effective July 1, 2010, ACE exited the credit reinsurance market and our reinsurance agreement was terminated.  Accordingly, this business is currently being reinsured with Swiss Life AG, Zurich and KenBanc Reinsurance Company, Ltd.  As explained above, some of these credit insurance risks are also reinsured to Transamerica, Universal Guaranty, Madison National, Minnesota Life, Plateau, Central States and Aspi Re.

Other Subsidiaries. Investors Heritage Printing does job printing for Investors Heritage Life as well as numerous unaffiliated sources. This includes the printing of the application forms and other office forms required by Investors Heritage Life. The income from Investors Heritage Printing is not a significant factor in our overall business.  Revenues from Investors Heritage Printing were approximately $344,000 in 2010, down $19,000 compared to 2009.

The formation and operation of Investors Heritage Financial generates additional revenue to Investors Heritage Capital Corporation. Although this additional revenue is not a significant factor in our overall business, Investors Heritage Financial generated revenue from its operations of approximately $186,000 in 2010 compared to $237,000 in 2009.  The decrease is directly related to the decrease in production of credit insurance and credit ordinary insurance due to the tightening of credit that resulted from the current economic conditions.

At Need Funding is a single member, limited liability company organized under the laws of the Commonwealth of Kentucky. Investors Heritage Capital Corporation is the sole member of the LLC. Funding provided by At Need Funding is secured by assignments of verified incontestable life insurance policies issued by unaffiliated companies. The funds are advanced to funeral homes for services provided for the insured. Upon receipt of death benefits from the unaffiliated insurance company, the principal balance of the debt is reduced and interest and fees are recorded. This service is marketed primarily to funeral homes that do not have the manpower to timely complete necessary paperwork to process the insurance claim.  Revenues from At Need Funding were approximately $96,000 in 2010, up $5,000 compared to 2009.

Dividends and distributions from the Non-insurance Subsidiaries for 2010 and 2009 amounted to $74,000 and $186,000, respectively.

Additionally, we earn fees for other services performed for our subsidiaries. The fees pay for the necessary supervision and coordination required to provide a common policy for all the companies. The supervision results in a coordination of contracts with the various independent agents, common sales brochures, and a savings to each company in the area of printing and purchasing. We purchase director and officer liability coverage, employment practices liability insurance coverage, professional liability coverage and blanket fidelity bonds.  All policies provide coverage for each of the subsidiaries and provide a cost savings when compared to purchases made by individual companies. We also administer the group life and the retirement programs for the various companies.  These fees are not significant to our total revenue and are eliminated in consolidation. Investors Heritage Capital Corporation also has revenue from other investments, but it is not a significant factor in our business.

Employees. Investors Heritage Capital Corporation does not have any employees. While Investors Heritage Capital Corporation’s officers perform various functions, they are not paid a salary by Investors Heritage Capital Corporation for performing such functions. There are 86 people employed by Investors Heritage Life and 79 of these individuals are full-time employees.  The number of active independent contractual agents of Investors Heritage Life is 2,508. There are no unions organized nor are there any collective bargaining agreements with the employees or agents.  Management of Investors Heritage Life considers its relationship with the employees and agents to be satisfactory.

(d) Financial Information about Geographic Areas

The principal markets for Investors Heritage Life's products are in the Commonwealths of Kentucky and Virginia, and the States of North Carolina, South Carolina, Georgia, Ohio, Indiana, Florida, Tennessee and Michigan. Investors Heritage Life has approximately 2,508 licensed ordinary agents and regional managers throughout these states and credit life agents in 268 banks and automobile dealerships.

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

(e)  Available Information

We file reports with the Securities and Exchange Commission, including, but not limited to, our annual report on form 10-K, quarterly reports on form 10-Q, current reports on form 8-K and amendments to those reports, as well as proxy and information statements and other filings pursuant to Section 13(a) or 15(d) of the Exchange Act. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C.  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1- 800-SEC-0330.  We are an electronic filer with the SEC and the SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is http://www.sec.gov.   We also make available, free of charge, on or through our internet website all reports filed with the SEC as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.  Our website is www.investorsheritage.com.

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

Item 2. Properties

Our physical property consists of the home office building and grounds, owned in fee, at 200 Capital Avenue, Frankfort, Kentucky. Adjacent to the home office, we own additional property on Second Street and on Shelby Street in Frankfort, Kentucky. One building is used for agency and company meetings; one building is a print shop used by Investors Heritage Printing, one building is used for supplies and additional storage; one building currently available for lease to a commercial tenant and one building is a residential apartment building.  All of the properties are in good condition.

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

YEAR ENDED DECEMBER 31, 2010:	HIGH	LOW
First Quarter	$17.15	$16.00
Second Quarter	19.20	17.15
Third Quarter	25.00	18.25
Fourth Quarter	18.75	18.25

YEAR ENDED DECEMBER 31, 2009:	HIGH	LOW
First Quarter	$24.00	$13.50
Second Quarter	19.00	14.65
Third Quarter	21.00	17.10
Fourth Quarter	19.00	17.15

(b)           Approximate Number of Equity Security Holders

(A)
Title of Class
Common Stock

(B)
Number of Holders of Record 3-1-2011
2,839

(c) Dividends

Investors Heritage Capital Corporation paid an annual dividend totaling $149,364 to stockholders in 2010 representing $.13 per share.  The 2011 cash dividend to be paid April 7, 2011, to stockholders of record March 18, 2011, is $.18 per share.

(d)  Equity Compensation Plan Information

None.

(f)
No share repurchases were made pursuant to a publicly announced plan or program. All share repurchases were shares tendered by original stockholders under our right of first refusal or by employees as part of our 401(k) plan.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of financial condition and results of operations appears on pages 4-15 in the Annual Report to the Stockholders for the year ended December 31, 2010, and is incorporated herein by reference.

Item 8. Financial Statements

The financial statements and notes appear on pages 17-42 in the Annual Report to the Stockholders for the year ended December 31, 2010, and are incorporated herein by reference. See Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The independent registered public accounting firm for the fiscal year ending December 31, 2010 that we have selected is Mountjoy Chilton Medley LLP.  Prior to that time, Ernst & Young LLP (E&Y) served in that capacity.  However, on March 29, 2010, as a result of a competitive request for proposal process undertaken by the Audit Committee of our Board of Directors, we decided that we would not retain E&Y as our independent registered public accounting firm for the fiscal year ending December 31, 2010.

On March 29, 2010, the Audit Committee notified E&Y that it would not be retained as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2010.  E&Y’s engagement as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2009 was unaffected by this action.  The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by E&Y.

E&Y’s report on our consolidated financial statements for the fiscal year ended December 31, 2009 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

On recommendation of our Audit Committee to our Board of Directors and upon approval of our Board of Directors, we decided to change our independent registered public accounting firm.

During the fiscal year ending December 31, 2009, and in the subsequent interim period through March 29, 2010, there were no disagreements between E&Y and us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter of the disagreement in its reports on the consolidated financial statements for such years. There were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except for the following matter: By letter dated December 31, 2009, E&Y reported a material weakness in our internal control over financial reporting to the Audit Committee of our Board of Directors and Management. The material weakness related to a matter we identified with respect to a clerical error in the calculation of our benefit reserves that had caused our Chief Executive Officer and Chief Financial Officer to conclude that our disclosure controls and procedures were not effective as of December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009. We also restated our consolidated financial statements for these respective periods to correct the related errors. The Audit Committee of our Board of Directors has discussed the matter with E&Y and has authorized E&Y to respond fully to related inquiries of our successor independent registered public accounting firm.

We provided E&Y with a copy of our report on Form 8-K filed on April 1, 2010 and requested that E&Y furnish us with a letter addressed to the U.S. Securities and Exchange Commission stating whether E&Y agreed with the disclosure contained in the Form 8-K, or if not, stating the respects in which it did not agree.  We received the requested letter from E&Y, and a copy of E&Y’s letter was filed as Exhibit 16.1 to such Form 8-K.

Upon recommendation of our Audit Committee and approval of our Board of Directors, we engaged Mountjoy Chilton Medley LLP as our new independent registered public accounting firm as of March 29, 2010. Mountjoy’s engagement commenced with review of our unaudited consolidated financial statements for the quarter ended March 31, 2010.  During the fiscal year ended December 31, 2009, and for the interim period through March 29, 2010, we did not engage Mountjoy as either the principal accountant to audit our consolidated financial statements, or as an independent accountant to audit a significant subsidiary and on whom the principal accountant expressed reliance in its report.  Also, during the recent fiscal year ended December 31, 2009, and for the interim period through March 29, 2010, we did not consult with Mountjoy regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements and neither a written report nor oral advice was provided to us that Mountjoy concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions in Item 304 of Regulation S-K, or a reportable event, as that term is defined by Item 304(a)(1)(v) of Regulation S-K.  For the fiscal years ended December 31, 2007 and 2008, Mountjoy & Bressler, LLP performed the audits for our retirement plans, the IHCC Retirement Savings Plan & Trust and the IHCC Employee Retirement Plan.  Effective January 1, 2010, Mountjoy & Bressler, LLP merged with Chilton & Medley, PLC to form Mountjoy Chilton Medley LLP, a new partnership.

Item 9A. Controls and Procedures (This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section).

(a)
Management is responsible for establishing and maintaining adequate internal control over our financial reporting.  In addition, management is responsible for evaluating the effectiveness of our disclosure controls and procedures.  As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 and of the effectiveness of the design and operation of our internal controls over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934.

Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in this Annual Report on Form 10-K.

In addition, based upon this evaluation, management concluded that, as of the end of the period covered by this annual report, our internal controls over financial reporting are effective.  The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

(b)
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2010 that may have materially affected, or was  reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	The Executive officers and directors of the Company are:

Name, Position & Year Became	Age
Officer/Director
Family Relationship

Harry Lee Waterfield II	67
Chairman of the Board, President/1963

Jimmy R. McIver, Treasurer/2000	59

Robert M. Hardy, Jr.	53
Director, Vice President and General
Counsel/1988
Nephew of Harry Lee Waterfield II

Raymond L. Carr, Chief Financial	62
Officer, Vice President/2002

Jane S. Jackson, Secretary/2003	56

Helen S. Wagner, Director/1986	74

Gordon C. Duke, Director/1991	65

Harold G. Doran, Jr. Director/2001	57

Howard L. Graham, Director/2002	76

David W. Reed, Director/1982	56

Michael F. Dudgeon, Jr., Director/2004 Nephew of Harry Lee Waterfield II	49

(b) Each of the Directors has occupied the position indicated for a period of more than five years with the exception of Gordon C. Duke.  Since 2003, Mr. Duke has been an independent businessman, and since November 1, 2008, he has also served as a consultant and as a Vice President for Nucleus: Kentucky’s Life Science and Innovation Center, LLC.   Board member and Audit Committee member, Jerry F. Howell, Jr. died in 2009 and his vacancy has not been filled by the Board.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director or Executive Officer during the past ten years.

Additional information regarding the Directors and leadership structure of the Board are shown on pages 3-4 and page 7, respectively, of the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2011 and is incorporated herein by reference.

Officers are appointed annually by the Board of Directors at the Board meeting immediately following the Annual Meeting of Shareholders. There are no arrangements or any understandings between any officer and any other person pursuant to which the officer was selected.

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

Item 11. Executive Compensation

Information regarding compensation of executive officers and transactions with executive officers and directors is shown on pages 7-10 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2011, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security ownership by Officers, Directors, and management is shown on pages 4-6 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2011, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain relationships and related transactions are shown on page 12 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2011, and are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding accounting fees and services is shown on page 10-12 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2011, and is incorporated herein by reference.

PART IV

Item 15. Exhibits

(a)1. The following financial statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 2010 (pages 17-42) are filed as Exhibit 1 thereto:

   Reports of Independent Registered Public Accounting Firms

   Consolidated Balance Sheets as of December 31, 2010 and 2009

   For each of the two years in the period ended December 31, 2010:

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

11
Statements re: computation of Per Share Earnings is contained in Note A to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on page 22 of the Annual Report to the Stockholders for the year ended December 31, 2010, and is incorporated herein by reference.

13	Annual Report to the Stockholders for the year ended December 31, 2010 is attached hereto as Exhibit 1 and is incorporated herein by reference.

23	Consents of Independent Registered Public Accounting Firms.

31.1 & 31.2	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

INVESTORS HERITAGE CAPITAL CORPORATION

March 11, 2011
DATE	/s/ Harry Lee Waterfield II
	BY:	Harry Lee Waterfield II
	ITS:	Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry Lee Waterfield II
Harry Lee Waterfield II
Chairman of the Board and President
Principal Executive Officer
March 11, 2011

/s/Robert M. Hardy, Jr.
Robert M. Hardy, Jr.
Vice President, General Counsel and Director
March 11, 2011

/s/Jimmy R. McIver
Jimmy R. McIver
Treasurer
March 11, 2011

/s/Raymond L. Carr
Raymond L. Carr
Chief Financial Officer
Vice President
March 11, 2011

/s/Gordon C. Duke
Gordon C. Duke
Director
March 11, 2011

/s/Helen S. Wagner
Helen S. Wagner
Director
March 11, 2011

/s/Harold G. Doran
Harold G. Doran
Director
March 11, 2011

/s/David W. Reed
David W. Reed
Director
March 11, 2011

/s/ Howard L. Graham
Howard L. Graham
Director
March 11, 2011

/s/Michael F. Dudgeon, Jr.
Michael F. Dudgeon, Jr.
Director
March 11, 2011

investors Heritage
Capital Corporation

2010 annual review

table of contents

2	letter to our stockholders
4	management's discussion and analysis
16	management's report on internal control over financial reporting
17	reports of independent registered public accounting firms
19	consolidated financial statements
23	notes to consolidated financial statements
43	corporate information

LETTER
TO OUR STOCKHOLDERS

To our stockholders,

2010 was a very profitable year for us and the prospects for sales and premium income growth in 2011 and beyond are encouraging.  I will only mention a few financial highlights and urge you to read the Management’s Discussion and Analysis on page 4 for detailed information.

The quality of our investment portfolio continues to be a great strength of Investors Heritage Capital Corporation (“IHCC”) and Investors Heritage Life Insurance Company (“IHLIC”), despite some unwelcome and unexpected investment write-downs as previously discussed in last year’s Annual Review and in this year’s MD&A.  However, we experienced strong appreciation in the market value of our bond portfolio in 2010 and our financial strategy during the year included selling some of the bonds to take advantage of the gains.  This helped us realize net income for 2010 of $2,439,417 or $2.13 per share.  Due to the national economic meltdown in 2008 we felt it prudent to not pay a dividend in 2009.  We resumed dividend payment in 2010 and this year the Board of Directors has declared a dividend to stockholders of $.18 per share, up $.05 per share from last year.  We hope to sustain our dividend paying ability into the future with reasonable increases as warranted.  That has been our history and hopefully will be our future.

For a number of years we have performed Third Party Administration (“TPA”) work for other nonaffiliated companies.  In 2007 we increased our focus on this area by creating our Corporate Development Department which works to actively find new TPA clients, as well as companies and blocks of life insurance business to either purchase or assume.  As a result of this concentrated effort our service fee income from this grew from $590,000 in 2009 to $950,000 in 2010.  We now perform TPA work for 8 nonaffiliated companies.  In addition, we were the successful bidder on a small block of preneed business that we assumed mid-year and we continue to pursue other transactions.

Sales through our core sales markets were steady in 2010.  Preneed sales were up a bit, but as is typical in the current economic climate, traditional life sales were down due to low mortgage redemption sales.  We continue to work on new sales projects to provide increases in premium income through new distribution channels.  Additionally we are exploring ways to significantly increase our preneed sales.

With various new income producing projects and business expansion in mind, we recently began remodeling our Agency and Premium Accounting Departments and will renovate our Benefit Payments Department soon after.  These renovations will enhance and modernize the employees’ workspace and also enable us to expand as needed in the future.

I am pleased to report that the four management changes announced in last year’s Annual Review have been successful with the teamwork and outstanding efforts for a smooth transition from all of our employees.  We have a full plate with many positive projects at various levels of completion.  I am very hopeful I’ll be able to report in more detail on these next year.

LETTER
TO OUR STOCKHOLDERS

2010 was the 50th anniversary of the incorporation of Investors Heritage Life Insurance Company.  In 1963 Investors Heritage Capital Corporation (formerly Kentucky Investors, Inc.) was formed to purchase control of Investors Heritage Life.  April 26, 2011 marks the 50th anniversary of the sale of our first policy.  Over these 51 years many outstanding men and women in the sales field, home office administration and the Board of Directors have enabled us to carry a dream from 1960 to a successful enterprise 51 years later.  We have built our original base of $1,500,000 of capital to current GAAP assets of $430,589,447.  This success has only increased our dream capacity and we work daily to ensure that the hard work of the past and present ensures a long-standing, successful company well into the future.

My great thanks to our loyal stockholders, sales representatives, home office staff, from day one to the present, and to the capable and dedicated Board of Directors throughout the years.

Respectfully submitted,

/s/ Harry Lee Waterfield II

Harry Lee Waterfield II
Chairman, Chief Executive Officer

MANAGEMENT'S
DISCUSSION & ANALYSIS

EXECUTIVE OVERVIEW
The following discussion highlights significant factors impacting the consolidated operating results and financial condition of Investors Heritage Capital Corporation (“Investors Heritage Capital”) and its subsidiaries (collectively referred to as “we”, “us”, “our” or the “Company”) as of and for the year ended December 31, 2010, as compared with the year ended December 31, 2009.  This supplementary financial information should be read in conjunction with the Consolidated Financial Statements and related Notes, all of which are integral parts of the following analysis of our results of operations and financial position.

Investors Heritage Capital is the parent company of Investors Heritage Life Insurance Company (“Investors Heritage Life”), Investors Heritage Financial Services Group, Inc. (“Investors Heritage Financial”), Investors Heritage Printing, Inc., and is the sole member of At Need Funding, LLC and Heritage Funding, LLC.  Investors Heritage Capital and each subsidiary are domiciled in the Commonwealth of Kentucky.  Approximately 98% of Investors Heritage Capital’s consolidated revenue is generated by Investors Heritage Life.

MAJOR MARKETS AND NEW AFFILIATIONS
We continue to focus the majority of our sales efforts in the preneed funeral market.  We have established a strong marketing base allowing us to maintain solid premium production in our core market while operating in the currently unfavorable economic and interest rate environment.

Investors Heritage Financial operates under marketing agreements with Investors Heritage Life.  These arrangements have proven successful and enabled Investors Heritage Financial and Investors Heritage Life to utilize their expertise in the marketing and administration of credit insurance products.  Further, Investors Heritage Financial enables Investors Heritage Life to offer mortgage protection and ordinary life insurance products through financial institutions.  Additionally, Investors Heritage Financial has marketing relationships with other unaffiliated insurance companies to provide products not currently offered by Investors Heritage Life.

Investors Heritage Life currently provides third party administrative services to eight unaffiliated companies.  These agreements, for various levels of administrative services on behalf of each company, generate fee income for Investors Heritage Life.  The level of fee income is expected to increase as the more recently formed companies grow and enhance their operations.

For several years, Investors Heritage Life has had a strategic partnership with the Kentucky Bankers Association (“KBA”) to jointly market credit insurance and related products to Kentucky financial institutions and to serve in an administrative capacity for KenBanc Reinsurance Company, Ltd., the KBA’s wholly-owned captive insurance company.  During the current year, we entered into an exclusive marketing agreement with the KBA and its marketing affiliate KenBanc Insurance Services, Inc.  Under the terms of this agreement, the KBA marketing arm has taken over all marketing and sales management responsibility for credit life and A&H and other credit insurance related products sold through financial institutions in Kentucky.  Investors Heritage Life will continue to underwrite the products, maintain the necessary reinsurance agreements, pay commissions and claims, service policyholders and provide all of the back office policy administration for all of the business sold through this venture.  While sales continue to lag because of the sluggish economy, we anticipate that this alliance will continue to generate new sales and fees to Investors Heritage Life because our relationship with the banking community remains strong and the membership of the KBA supports their insurance program.  Moreover, as the economy improves and credit tightening eases, we expect this segment to improve.

During the third quarter of 2010, we assumed the covered obligations of the Texas Life, Accident, Health, and Hospital Service Insurance Guaranty Association related to a block of preneed policies originally issued by Texas Memorial Life Insurance Company.  We received cash in exchange for assuming the covered obligations.  We received cash of $2,888,662 and assumed liabilities totaling $3,810,018, with an asset recognized for value of business acquired of $921,356.  The value of business acquired is being amortized in proportion with the expected profit generated on the underlying life insurance policies.

MANAGEMENT'S
DISCUSSION & ANALYSIS

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

Investments in Fixed Maturities, Equity Securities and Mortgage Loans
We hold fixed maturities and equity interests in a variety of companies.  Additionally, we originate, underwrite and manage mortgage loans.  We continuously evaluate all of our investments based on current economic conditions, credit loss experience and other developments.  We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in fair value is other-than-temporary in nature.  This determination involves a degree of uncertainty.  If a decline in the fair value of a security is determined to be temporary, the decline is recognized in other comprehensive income (loss) within stockholders’ equity. If a decline in a security’s fair value is considered to be other-than-temporary, we then determine the proper treatment for the other-than-temporary impairment.  For fixed maturities, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security.  For equity securities, the amount of any other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security.

The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes management’s judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired.  Future adverse changes in market conditions, poor operating results of underlying investments and defaults on mortgage loan payments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future.  Likewise, if a change occurs in our intent to sell temporarily impaired securities prior to maturity or recovery in value, or if it becomes more likely than not that we will be required to sell such securities prior to recovery in value or maturity, a future impairment charge could result.

If an other-than-temporary impairment related to a credit loss occurs with respect to a bond, we amortize the reduced book value back to the security’s expected recovery value over the remaining term of the bond.  We continue to review the security for further impairment that would prompt another write-down in the book value.

MANAGEMENT'S
DISCUSSION & ANALYSIS

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

Policy Liabilities
Estimating liabilities for our long-duration insurance contracts requires management to make various assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing, and operating expense levels.  We evaluate historical experience for these factors when assessing the need for changing current assumptions.  However, since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial judgment is required.  Actual experience may emerge differently from that originally estimated.  Any such difference would be recognized in the current year’s consolidated statement of income.

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

MANAGEMENT'S
DISCUSSION & ANALYSIS

New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  The new guidance requires entities to separately disclose information relative to transfers in and out of Levels 1 and 2 in the fair value hierarchy.  Additionally, ASU 2010-06 requires separate presentation of transfers in, transfers out, purchases, sales, issuances and settlements of Level 3 investments in the tabular reconciliation of Level 3 activity.  ASU 2010-06 also clarifies the level of disaggregation for which fair value measurements should be disclosed and requires that information about input and valuation techniques be disclosed for Level 2 and Level 3 assets and liabilities.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We adopted this guidance effective for the first quarter of 2010.

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

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the new guidance, acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising. This change is effective for fiscal years beginning after December 15, 2011 and interim periods within those years. Early adoption as of the beginning of a fiscal year is permitted. The guidance is to be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. We plan to adopt this guidance effective January 1, 2012. We are in the process of assessing the impact of the guidance on our financial statements; however, we currently do not expect to experience a significant impact as a result of this new guidance.

BUSINESS SEGMENTS
FASB guidance requires a "management approach" in the presentation of business segments based on how management internally evaluates the operating performance of business units.  Effective December 31, 2010, we have changed the way we manage and view our segments.  We have changed our previous segment entitled “Credit Insurance and Administrative Services” to be “Administrative and Financial Services”.  Given that our credit insurance income is now driven by administrative fees and our focus on third party administration, we have combined these revenue streams into a distinct segment.  Third party administration fees were previously reported within the “Corporate and Other” segment.  Additionally, we now allocate realized gains (losses), including the effects of other-than-temporary impairments, across our product lines rather than accumulating them within the “Corporate and Other” segment.  The discussion of segment operating results that follows is being provided based on segment data prepared using this methodology.  For comparability, 2009 segment information has been restated to conform to current year presentation.  Accordingly, our business segments are as follows:

MANAGEMENT'S
DISCUSSION & ANALYSIS

▪	Preneed and Burial Products segment includes both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals or to provide for the insured’s final expenses.

▪	Traditional and Universal Life Products segment includes traditional life, group life, annuities and universal life products.

▪
Administrative and Financial Services segment includes the administration of credit life and credit accident and health insurance products as well as the fees generated from our third party administration arrangements.

▪
Corporate and Other segment consists of corporate accounts primarily including stockholders' paid-in capital, earned surplus, property and equipment, company-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products.

Please see Note I to the Consolidated Financial Statements for additional information regarding segment data.

OPERATING RESULTS

Consolidated Operations
Total consolidated revenues increased approximately $8,794,000 and net income increased approximately $2,005,000 in 2010 compared with 2009.

During the second quarter of 2010, we sold our previously impaired $4,000,000 investment in Lehman Brothers bond holdings, recognizing a gain of $171,105.  This transaction generated a substantial realized tax loss of approximately $3,096,000.  We have recognized capital gains in our bond portfolio in order to utilize this tax loss.  This strategy in conjunction with carryback provisions will facilitate the use of the entire tax loss.  Accordingly, use of the Lehman tax loss has been considered in the effective income tax rate used in our current period tax provision. The net realized loss on investments during 2009 related to credit-related other-than-temporary impairment charges totaling $977,830 relative to CIT and Alcoa bonds, which were sold during the third quarter of 2009 at a total additional realized loss of $267,299.

At September 30, 2010, we recognized an other-than-temporary impairment for our Farmers Capital Bank Corporation common stock holding due to the severity and length of the decline in market value.  While the issuer had positive earnings during 2010 and has shown financial progress, the stock has continued to show no improvement in value, and had been in an unrealized loss position in excess of 12 months.  We expect to continue to hold this stock; however, no information can be documented to support the recovery in value of the stock in the near term.  This impairment generated a total pre-tax impairment charge of $225,632.  We experienced no other-than-temporary impairments beyond the Farmers Capital Bank impairment during the year ended December 31, 2010.

During the second quarter of 2010, we experienced a death covered by one of our company-owned life insurance policies.  We recognized a reduction in our asset for the return of the cash value of approximately $535,000 and an additional non-taxable death benefit above the cash value of approximately $903,000.

MANAGEMENT'S
DISCUSSION & ANALYSIS

Preneed & Burial Products
Revenues for the preneed and burial products business segment increased approximately $6,530,000 in 2010 compared to 2009.  This increase is predominantly due to the consideration received on the acquisition of the Texas Memorial block of insurance policies in addition to stronger sales of our own Legacy Gold preneed products, which were somewhat offset by lower investment yields.  Additionally, we realized significant gains on our fixed maturities during 2010 as we looked to offset the tax losses on the Lehman sales as well as take advantage of the large volume of unrealized gains in our portfolio given its high quality.  Our pre-tax income (loss) increased approximately $1,280,000 in 2010 compared to prior year.  This improvement was driven by the increase in revenue, particularly the realized investment gains, somewhat offset by higher than anticipated claims in this segment, crediting rate spread pressure due to lower investment income yields and an increase in unit expenses.

The table below provides the detail of premiums for the top ten producing states for this segment:

Preneed Premium Production First Year and Single Year Ended December 31

	2010	2009
North Carolina	$7,006,076	$6,602,233
Kentucky	5,583,158	5,852,321
Tennessee	3,184,153	2,799,008
Georgia	1,845,210	1,692,715
Virginia	1,326,541	1,377,530
Indiana	1,136,701	1,464,507
Ohio	740,541	347,316
South Carolina	549,427	653,453
Michigan	528,532	492,032
Florida	323,564	232,579
All Other States	710,390	502,375
TOTAL	$22,934,293	$22,016,069

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

During the fourth quarter of 2008, we introduced the Heritage Final Expense II product as a replacement for our original Heritage Final Expense product sold in the final expense markets.  The new product incorporates the 2001 CSO table while also improving the marketability and profitability of the product.

Traditional & Universal Life Products
Revenues for 2010 increased approximately $981,000 while pre-tax income increased approximately $608,000.  Revenues for this segment are primarily derived from the sale of term insurance products through banks, for which demand fluctuates along with economic conditions. While consumer credit markets remain tight, our recent products have performed well.  Revenues and pre-tax income are also increased due to the aforementioned realized investment gains, as discussed in the Preneed & Burial Products segment.  These gains have been somewhat offset by higher than anticipated claims, the reduction in investment earnings over the comparable period in the prior year and an increase in unit expenses.

MANAGEMENT'S
DISCUSSION & ANALYSIS

Investors Heritage Financial markets traditional insurance products through banks and other financial institutions.  Currently, Investors Heritage Financial services 268 financial institutions and other retail outlets contracted through Investors Heritage Life.  Investors Heritage Financial markets Investors Heritage Life products and continues to expand the portfolio of products available to our regular ordinary insurance agents by offering products of other unaffiliated companies.  For a number of years, we have provided outlets for our agents with substandard business that Investors Heritage Life will not accept.  Investors Heritage Financial has provided “second to die” policies, substandard life policies, larger term policies and health insurance products through other unaffiliated insurance companies.  Investors Heritage Financial receives a fee for providing those services and the outlook for increased fee income from this marketing arrangement is positive.

We utilize a combination of yearly renewable term reinsurance and coinsurance to cede life insurance coverage in excess of our $25,000 per life retention limit.  Most of our business is written in the smaller face amount markets and, in the past, claims on larger-case ordinary business caused income fluctuations.  This lower retention level has stabilized earnings fluctuations in this segment.  The lowered retention was achieved by maintaining the established reinsurance treaties and adding additional yearly renewable term treaties for amounts between $25,000 net amount at risk and the previous retention of $100,000.

In late 2008, we updated two of our products within this line to incorporate the 2001 CSO table while enhancing the marketability and profitability of these products.  The HLW Choice Whole Life replaced the Life Paid Up at 95 and the Heritage Protector IV replaced the Heritage Protector III.

Administrative & Financial Services
This segment includes the administration of credit life and credit accident and health insurance products.  We reinsure 100% of the related underwriting risk on credit products currently produced within this segment.  Accordingly, credit product revenue is generated primarily from initiation fees as well as servicing and administering the credit business for our reinsurers. Because the credit product revenue is fee-based, performance is in direct relation to new premium production coupled with fees generated as premiums are earned.  Premium production within this segment is also significantly affected by economic conditions within our credit markets, particularly Kentucky.

In addition to credit administration, this segment includes fees generated relative to our third party administrative relationships.  We currently provide tailored administrative services for eight unaffiliated companies, comprised of five life insurance companies and three holding companies.  Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting, actuarial services and policy administration.

Revenues for this segment increased approximately $313,000 in 2010 while pre-tax income increased approximately $8,000.  These increases in revenue and pre-tax income are primarily related to increased fees associated with new and growing third party administrative relationships.  Pre-tax income has been somewhat offset by the previously mentioned increase in unit expenses as well as economic conditions negatively affecting credit insurance premium production.

MANAGEMENT'S
DISCUSSION & ANALYSIS

Corporate & Other
Corporate & Other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products.  Revenues from this segment in 2010 increased approximately $970,000 and pre-tax income increased $1,153,000.  The increase in revenues and pre-tax income are primarily due to the company-owned life insurance death benefit proceeds received during 2010 of approximately $903,000.

During 2010, Investors Heritage Financial's revenues were approximately $186,000, down $51,000 compared to 2009, and dividends in the aggregate amount of $36,000 were paid to Investors Heritage Capital.  Revenues from Investors Heritage Printing were approximately $344,000 in 2010, down $19,000 compared to 2009.  Investors Heritage Printing did not pay any dividends to Investors Heritage Capital.  Revenues from At Need Funding were approximately $96,000 in 2010, up $5,000 compared to 2009.  At Need Funding paid distributions of $38,000 to Investors Heritage Capital in 2010.  Revenues from all non-Investors Heritage Life sources constitute less than 2% of total consolidated revenues in 2010 and management is working on the continued growth and profitability of each of the non-life subsidiaries.

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments
Together with our outside investment advisor and portfolio manager, we manage the fixed income investment portfolio to achieve the Company’s investment goals, which include the diversification of credit risk, the maintenance of adequate portfolio liquidity, the management of interest rate risk and the maximization of investment returns.

Since inception, we have maintained a sound, conservative investment strategy.  As of December 31, 2010, 90.4% of our total invested assets consisted of fixed income securities, compared to 90.0% at December 31, 2009.  The primary investment objectives are to maintain the quality and integrity of the fixed income portfolio while improving the total return on investments.

The fixed income portfolio is diversified among sectors.  The Standard & Poor's average quality rating of our fixed income portfolio holdings as of December 31, 2010 is AA-.  At December 31, 2010 and 2009, the fixed income portfolio was allocated as follows:

	December 31
	2010	2009
Corporate:
Bank and finance	11.9%	9.2%
Industrial and miscellaneous	36.2%	38.4%
Government	12.2%	14.4%
Mortgage-backed securities	15.5%	18.5%
Foreign	7.2%	7.4%
Asset-backed securities	2.0%	2.2%
States and political subdivisions	15.0%	9.9%

The fixed maturities and equity securities within our portfolio are in a net unrealized gain position of approximately $18,514,000 at December 31, 2010.  Please see Note C to the Consolidated Financial Statements for additional information regarding these fair values.

MANAGEMENT'S
DISCUSSION & ANALYSIS

The fixed income portfolio includes approximately $48,734,000 (at fair value) of mortgage-backed securities ("MBS").  MBS have historically added value to the portfolio and our outside investment advisor has provided the expertise to purchase MBS with confidence that the credit ratings have been properly analyzed and that the investment properly suits our asset and liability needs.

There have been concerns expressed by rating agencies, various regulators and other constituencies regarding investments in MBS by insurers and other financial institutions.  Although these highly rated securities provide excellent credit quality, their liquidity risk must be monitored.  Except for eight commercial-backed mortgages of approximately $8,425,000, all of the collateral of the MBS owned are guaranteed by the Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC").

The FNMA and FHLMC securities are structured either as publicly traded collateralized mortgage obligations ("CMO") or pass-throughs.  Unlike most corporate or real estate debt, the primary concern with MBS is the uncertainty of timing of cash flows due to prepayment assumptions rather than the possibility of loss of principal.

CMO holdings represent approximately 28% of the total MBS portfolio.  In accordance with relevant accounting guidance, when these securities are purchased at a discount or premium, the income yield will vary with changes in prepayment speeds due to the change in accretion of discount or amortization of premium, as well as the timing of the basic principal and interest cash flows.  The overall impact of the CMO’s variability in yields on the portfolio has not been significant in relation to the yield and cash flows of the total invested assets.  More importantly, the investment portfolio has no exposure to more volatile, high-risk CMO’s, such as those structured to share in residual cash flows.  Except for one sequential pay CMO of approximately $42,000, the CMO’s held are either planned amortization class bonds or support class bonds, both of which are structured to provide more certain cash flows to the investor and therefore have reduced prepayment risk.  Based on our analysis of the investment portfolio, there are no impairment issues with respect to our CMO’s.

Pass-throughs comprise the remainder of MBS owned, representing approximately 72% of the total MBS portfolio.  Pass-throughs are FNMA or FHLMC guaranteed MBS that, simply stated, pass through interest and principal payments to the investors in accordance with their respective ownership percentage.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments.  As of December 31, 2010, we have only one CMO, with a fair value of approximately $59,000, which has any level of direct subprime exposure.  Based on our analysis, we believe this investment is of high quality and expect no losses as a result of the current subprime concerns.  Additionally, we have no Alt-A bond exposure within our current holdings.

We also engage in commercial and residential mortgage lending, with approximately 99.9% of these investments in commercial properties.  All mortgage loans are either originated in-house or through two mortgage brokers, and all loans are secured by first mortgages on the real estate.  Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required.  We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, reviewing larger mortgage loans on an annual basis and diversifying the portfolio by property type.  The average loan balance is $388,578 and the average loan to value is 37%.  The largest loan currently held is $857,623.  We have approximately $19,817,000 invested in mortgage loans, which represents 5.7% of total invested assets.

MANAGEMENT'S
DISCUSSION & ANALYSIS

The portfolio is diversified across various property types as follows:

	December 31
	2010	2009
Office	24.6%	26.7%
Retail	58.7%	57.9%
Industrial	3.9%	4.4%
Medical	6.0%	3.7%
Apartments	5.1%	5.5%
Other	1.7%	1.8%

We are familiar with our mortgage loan markets and given our low loan-to-value ratios, we do not believe that current economic conditions will have a material negative impact on our mortgage loan portfolio.  We have been successful in adding value to the total investment portfolio through mortgage loan originations due to the fact that yields realized from the mortgage loan portfolio are generally 100 to 400 basis points higher than yields realized from fixed income investments.  Value has also been added because the mortgage loan portfolio has consistently performed well.  As of December 31, 2010 and 2009, we had no non-performing mortgage loans, which would include loans past due 90 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

We had one default during 2010, and we accepted a deed to the real estate in lieu of foreclosure.  The outstanding balance on the loan together with accrued interest and legal expenses was $405,114.  The property appraised in December 2010 at a fair market value of $450,000.  The property is currently leased on a month to month basis; therefore, it is currently income producing.  We plan to continue to administer the property with the long-term expectation of marketing the property for sale.

Liquidity and Capital Resources
The quality of our investment portfolio and the current level of stockholders' equity continue to provide a sound financial base as we strive to expand our marketing system and to offer competitive, quality products.  Our investment portfolio continues to provide financial stability.  It is management's opinion that we have adequate cash flows both on a long-term and short-term basis as evidenced by the net cash flows provided by operating activities in the consolidated statements of cash flows presented in this Annual Review.  Such cash flows were primarily derived from insurance premiums, investment income and administrative service fees.

The stability of our liquidity is found in our conservative approach to product development and in the strength and stability of our fixed income portfolio and mortgage loans.  At December 31, 2010, our fixed income investments were 99.0% investment grade as rated by Standard & Poor's, with none of our investments in default.  Liquidity is also managed by laddering maturities of our fixed income portfolio. The average duration of our fixed income investments is 4.9 years with approximately $19,070,000 due within twelve months and approximately $71,036,000 due within the following four years.  Historically, management has anticipated that all such investments will be held until maturity.  However, one of the responsibilities of our independent portfolio manager is to constantly monitor the credit rating of our fixed income investments to determine if rating changes of any investment requires action by management.  As explained in detail in Note A to the Consolidated Financial Statements, all fixed income securities and all marketable equity securities are classified as available-for-sale and are carried at fair value.

MANAGEMENT'S
DISCUSSION & ANALYSIS

Effective September 29, 2010, we renewed for one year our $2,000,000 line of credit for At Need Funding, which is used for the purpose of funding at-need funerals secured by the assignment of verified, incontestable life insurance policies.  Effective September 27, 2010, we also renewed for one year our $150,000 operating line of credit.  These lines of credit require interest to be paid monthly at the prime rate, with a floor of 3.25%.  At December 31, 2010, the outstanding principal balance on the At Need Funding line of credit was $685,842.  At December 31, 2010, there was no amount outstanding on the operating line of credit.

On June 1, 2005, we renewed our existing bank note in the amount of $1,434,257 with interest paid monthly at a rate of 1% under the prime rate.  In conjunction with this note, we purchased an interest rate cap to hedge exposure to interest rate risk.  The interest rate cap limited the interest rate that could be charged over the remaining term to maturity of the note to no greater than 6.5%.  During the second quarter of 2010, we made our final payment on this note.

On February 3, 2005, Investors Heritage Capital borrowed $3,650,000 to finance the purchase of certain home office property previously owned by Investors Heritage Life at a purchase price of $3,650,000.  The note is an amortizing loan with a fixed interest rate of 5.05% and with a maturity date of March 1, 2015.  The proceeds received by Investors Heritage Life were used to repay their surplus notes to Investors Heritage Capital.  Additionally, Investors Heritage Capital used the proceeds to repay the $3,000,000 bank note outstanding at December 31, 2004.  This transaction was approved by the Kentucky Department of Insurance.  At December 31, 2010, $1,777,655 remained outstanding on this note.

On February 4, 2008, we issued a promissory note in the amount of $135,600 with an interest rate of 4%, due February 4, 2012.  This note was issued in exchange for a block of common stock from one of our stockholders under our right of first refusal.  At December 31, 2010, $70,458 remained outstanding on this note.  This balance was paid off in early 2011 as allowed under the note.

We are a member of the Federal Home Loan Bank of Cincinnati, Ohio by way of our investment in shares of their common stock.  As a member, we have access to both short-term and long-term borrowings at below market rates.  Borrowings under this program are collateralized by securities within our investment portfolio.  To this point, we have not needed to access this borrowing capacity.

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement.  Management has assessed our position as of December 31, 2010, and we are in compliance with all debt covenant requirements.

Management is not aware of any other commitments or unusual events that could materially affect our capital resources.  We have the option to prepay certain notes payable at our discretion prior to their maturity dates.

Other than the items disclosed in Note G to the Consolidated Financial Statements and the increased federal and state regulatory reporting requirements which generally increase administrative expenses, management is not aware of any current recommendations by any regulatory authority which, if implemented, would have any material effect on our liquidity, capital resources or operations.

We will continue to explore various opportunities, including mergers and acquisitions and purchasing blocks of business from other companies, which may dictate a need for either long-term or short-term debt.  There are no restrictions as to use of funds except the restriction on Investors Heritage Life as to the payment of cash dividends to shareholders that is discussed in more detail in Note G to the Consolidated Financial Statements.

MANAGEMENT'S
DISCUSSION & ANALYSIS

REGULATORY MATTERS
The statutory capital and surplus of Investors Heritage Life increased approximately $1,482,000 in 2010.  The increase in statutory capital and surplus in 2010 is primarily related to 2010 net income.  Investors Heritage Life produced a statutory operating gain of approximately $1,390,000 and $1,329,000 in 2010 and 2009, respectively, before the effect of the realized gains (losses).  For additional discussion on statutory accounting practices refer to Note H to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements as of December 31, 2010.

FORWARD LOOKING INFORMATION
We caution readers regarding certain forward-looking statements contained in this report and in any other statements made by us, or on our behalf, whether or not in future filings with the Securities and Exchange Commission.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Statements using verbs such as "expect", "anticipate", "believe" or words of similar import generally involve forward-looking statements.  Without limiting the foregoing, forward-looking statements include statements which represent our beliefs concerning future levels of sales and redemptions of our products, investment spreads and yields or the earnings and profitability of our activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which are subject to change.  These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable factors and developments.  Some of these may be national in scope, such as general economic conditions, changes in tax laws and changes in interest rates.  Some may be related to the insurance industry generally, such as pricing competition, regulatory developments, industry consolidation and the effects of competition in the insurance business from other insurance companies and other financial institutions operating in our market area and elsewhere.  Others may relate to us specifically, such as credit, volatility and other risks associated with our investment portfolio.  We caution that such factors are not exclusive.  We disclaim any obligation to update forward-looking information.

MANAGEMENT’S REPORT ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles. Our accounting policies and internal controls over financial reporting, established and maintained by management, are under the general oversight of our Audit Committee.

Our internal control over financial reporting includes those policies and procedures that:

▪	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

▪	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed our internal control over financial reporting as of December 31, 2010. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon its assessment, management has concluded that our internal control over financial reporting is effective at December 31, 2010, and that there were no material weaknesses in our internal control over financial reporting as of that date.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Investors Heritage Capital Corporation

We have audited the accompanying consolidated balance sheet of Investors Heritage Capital Corporation (the Company) as of December 31, 2010 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Heritage Capital Corporation at December 31, 2010, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mountjoy Chilton Medley LLP

Mountjoy Chilton Medley LLP
Louisville, Kentucky
March 11, 2011

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Investors Heritage Capital Corporation

We have audited the accompanying consolidated balance sheet of Investors Heritage Capital Corporation (the Company), formerly Kentucky Investors, Inc., as of December 31, 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended.   These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Heritage Capital Corporation at December 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, in connection with implementing new accounting standards, the Company changed its method of accounting for other-than-temporary impairments of investments in fixed maturity securities in 2009.

/s/ Ernst & Young LLP

Cincinnati, Ohio
March 19, 2010

INVESTORS HERITAGE CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

ASSETS	2010	2009
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: 2010 - $295,589,089; 2009- $282,864,572)	$313,456,262	$295,242,583
Equity securities (cost: 2010 - $3,877,775; 2009 - $4,063,905)	4,524,771	4,223,604
Mortgage loans on real estate	19,817,478	20,692,866
Policy loans	6,949,374	6,923,418
Other long-term investments	1,454,232	1,026,604
Short-term investments	491,041	-
Total investments	$346,693,158	$328,109,075

Cash and cash equivalents	2,647,798	5,730,782
Accrued investment income	3,926,591	4,013,402
Due premiums	3,772,069	3,613,278
Deferred acquisition costs	17,450,827	18,703,379
Value of business acquired	867,881	12,968
Leased property under capital leases	72,461	143,653
Property and equipment	1,582,958	1,746,849
Cash value of company-owned life insurance	9,021,432	8,671,833
Other assets	444,340	312,852
Amounts recoverable from reinsurers	44,109,932	47,521,019
Total assets	$430,589,447	$418,579,090

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$348,745,910	$343,935,852
Unearned premium reserves	8,726,074	10,543,520
Policy claims	1,887,136	1,582,684
Liability for deposit-type contracts	2,791,261	2,742,986
Reserves for dividends and endowments and other	535,918	425,419
Total policy liabilities	$362,686,299	$359,230,461
Deferred federal income tax liability	6,598,944	4,285,842
Obligations under capital leases	57,808	147,644
Notes payable	2,533,955	3,070,584
Accrued pension liability	5,606,631	4,304,257
Other liabilities	1,933,347	1,865,423
Total liabilities	$379,416,984	$372,904,211

STOCKHOLDERS' EQUITY
Common stock (shares issued: 2010-1,151,817; 2009-1,141,767)	$1,151,817	$1,141,767
Paid-in surplus	8,801,514	8,716,135
Accumulated other comprehensive income	7,482,092	4,495,103
Retained earnings	33,737,040	31,321,874
Total stockholders' equity	$51,172,463	$45,674,879
Total liabilities and stockholders' equity	$430,589,447	$418,579,090

See Notes to Consolidated Financial Statements.

INVESTORS HERITAGE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
REVENUE
Premiums and other considerations	$43,368,730	$43,002,904
Premiums ceded	(8,672,353)	(10,074,796)
Net premiums earned	34,696,377	32,928,108

Investment income, net of expenses	17,117,549	17,401,340
Net realized gains (losses) on investments:
Total other-than-temporary impairment losses	(225,632)	(977,830)
Portion of loss recognized in other comprehensive income	-	-
Other net realized investment gains	2,377,901	834,724
Total net realized gains (losses) on investments	2,152,269	(143,106)
Consideration on reinsurance assumed	3,810,018	-
Other income	2,372,454	1,168,228
Total revenue	$60,148,667	$51,354,570

BENEFITS AND EXPENSES
Death and other benefits	$31,959,864	$30,541,741
Guaranteed annual endowments	481,551	499,584
Dividends to policyholders	458,280	378,841
Increase in benefit reserves and unearned premiums	9,698,671	6,011,688
Acquisition costs deferred	(4,616,065)	(4,822,433)
Amortization of deferred acquisition costs	5,644,889	5,617,214
Commissions	2,452,991	2,430,795
Other general and administrative expenses	10,552,021	10,229,890
Total benefits and expenses	$56,632,202	$50,887,320

INCOME BEFORE FEDERAL INCOME TAXES	$3,516,465	$467,250

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	$132,729	$263,332
Deferred	944,319	(230,306)
Total federal income taxes	$1,077,048	$33,026

NET INCOME	$2,439,417	$434,224

BASIC AND DILUTED NET EARNINGS PER SHARE	$2.13	$0.38

See Notes to Consolidated Financial Statements.

INVESTORS HERITAGE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income (Loss)	Earnings	Equity

BALANCE, JANUARY 1, 2009	$1,120,686	$8,705,492	$(2,542,413)	$30,169,195	$37,452,960

Cumulative effect of a change in
accounting principle	-	-	(272,157)	272,157	-
Comprehensive loss:
Net income	-	-	-	434,224	434,224
Change in net unrealized appreciation
on available-for-sale securities	-	-	6,381,496	-	6,381,496
Change in unrealized pension benefits	-	-	923,461	-	923,461
Change in fair value of hedging instrument	-	-	4,716	-	4,716
Total comprehensive income					7,743,897
Issuances of common stock, net	21,081	10,643	-	446,298	478,022
BALANCE, DECEMBER 31, 2009	$1,141,767	$8,716,135	$4,495,103	$31,321,874	$45,674,879

Comprehensive income:
Net income	-	-	-	2,439,417	2,439,417
Change in net unrealized appreciation
on available-for-sale securities	-	-	3,908,180	-	3,908,180
Change in unrealized pension benefits	-	-	(923,549)	-	(923,549)
Change in fair value of hedging instrument	-	-	2,358	-	2,358
Total comprehensive income					5,426,406
Cash dividends	-	-	-	(149,364)	(149,364)
Issuances of common stock, net	10,050	85,379	-	125,113	220,542
BALANCE, DECEMBER 31, 2010	$1,151,817	$8,801,514	$7,482,092	$33,737,040	$51,172,463

See Notes to Consolidated Financial Statements.

INVESTORS HERITAGE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
OPERATING ACTIVITIES
Net income	$2,439,418	$434,224
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments	(2,152,269)	143,106
Provision (benefit) for deferred federal income taxes	944,319	(230,306)
Amortization of deferred acquisition costs	5,644,889	5,617,214
Acquisition costs deferred	(4,616,065)	(4,822,433)
Net adjustment for premium and discount on investments	398,113	190,708
Depreciation and other amortization	416,966	366,211
Changes in operating assets and liabilities:
Accrued investment income	86,811	325,572
Due premiums	(158,791)	5,112
Value of business acquired	(921,356)	-
Cash value of company-owned life insurance	(349,599)	(907,610)
Amounts recoverable from reinsurers	3,411,087	2,378,656
Benefit reserves	6,382,573	3,362,906
Policy claims	304,452	77,940
Liability for deposit-type contracts	48,275	9,772
Reserves for dividends and endowments and other	110,499	(99,378)
Other assets and other liabilities	(247,985)	(170,234)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$11,741,337	$6,681,460

INVESTING ACTIVITIES
Securities available-for-sale:
Purchases	$(61,350,435)	$(63,254,233)
Sales and maturities	50,564,744	62,777,113
Other investments:
Cost of acquisitions	(4,247,370)	(686,400)
Sales and maturities	4,179,592	2,574,640
Net additions to property and equipment	(115,440)	(253,395)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(10,968,909)	$1,157,725
FINANCING ACTIVITIES
Receipts from universal life policies credited to
policyholder account balances	$5,965,415	$5,364,217
Return of policyholder account balances on universal life policies	(9,355,376)	(10,138,977)
Payments on notes payable	(3,339,862)	(3,404,597)
Proceeds from notes payable	2,803,233	2,773,675
Issuances of common stock, net	220,542	478,022
Dividends	(149,364)	-

NET CASH USED IN FINANCING ACTIVITIES	$(3,855,412)	$(4,927,660)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(3,082,984)	$2,911,525
Cash and cash equivalents at beginning of year	5,730,782	2,819,257
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,647,798	$5,730,782

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

NOTE A - Nature of Operations and Accounting Policies
Investors Heritage Capital Corporation is the holding company of Investors Heritage Life Insurance Company; Investors Heritage Printing, Inc., a printing company; Investors Heritage Financial Services Group, Inc., an insurance marketing company; is the sole member of At Need Funding, LLC, a limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies; and is the sole member of Heritage Funding, LLC, a limited liability company that invests in various business ventures.  These entities are collectively hereinafter referred to as the "Company".  Approximately 98% of Investors Heritage Capital’s consolidated revenue is generated by Investors Heritage Life.

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

Basis of Presentation:  The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Principles of Consolidation:  The Consolidated Financial Statements include the accounts of the wholly-owned subsidiaries of Investors Heritage Capital, which are Investors Heritage Life and its subsidiary, Investors Underwriters, Inc., Investors Heritage Printing, Investors Heritage Financial, At Need Funding and Heritage Funding.  Intercompany transactions are eliminated in the Company's Consolidated Financial Statements.

Use of Estimates:  The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying Notes.  Actual results could differ from those estimates.

Investments:  The Company classifies all fixed maturities and equity securities as available-for-sale.  Securities classified as available-for-sale are carried at fair value with unrealized appreciation (depreciation) relating to temporary market value changes recorded as an adjustment to other comprehensive income (loss), net of deferred acquisition costs and federal income taxes.

Premiums and discounts on fixed maturity investments are amortized into income using the interest method.  Anticipated prepayments on mortgage-backed securities are considered in the determination of the effective yield on such securities.  If a difference arises between anticipated prepayments and actual prepayments, the carrying amounts of the investments are adjusted with a corresponding charge or credit to interest income.

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate, as discussed in further detail in Note B to the Consolidated Financial Statements.

If an other-than-temporary impairment occurs with respect to a bond, the reduced book value is amortized back to the security’s expected recovery value over the remaining term of the bond.  The Company continues to review the security for further impairment that would prompt another write-down in the value.

Mortgage loans and policy loans are carried primarily at aggregate principal balance.  Other long-term investments includes real estate investments and notes receivable.  Real estate investments are carried at cost less accumulated depreciation.  Notes receivable are carried at aggregate principal balance.  Short-term investments represent securities with maturity dates within one year but exceeding three months.  These securities are carried at amortized cost, which approximates fair value.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Cash equivalents include money market funds on deposit at various financial institutions with contractual maturity dates within three months at the time of purchase.

Deferred Acquisition Costs:  Commissions and other acquisition costs, which vary with and are primarily related to the production of new business, are deferred and amortized over the life of the related policies (refer to Revenues and Expenses discussed later regarding amortization methods).  Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance.  If this current estimate is less than the existing balance, the difference is charged to expense.

Deferred acquisition costs related to annuities and universal life insurance products are deferred to the extent deemed recoverable and amortized in relation to the present value of actual and expected gross profits on the policies. To the extent that realized gains and losses on fixed income securities result in adjustments to deferred acquisition costs related to annuities, such adjustments are reflected as a component of the amortization of deferred acquisition costs.

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

Value of Business Acquired:  Value of business acquired represents the estimated value assigned to the insurance in force of the assumed policy obligations at the date of acquisition of a block of policies.  During the third quarter of 2010, we assumed the covered obligations of the Texas Life, Accident, Health, and Hospital Service Insurance Guaranty Association related to a block of preneed policies originally issued by Texas Memorial Life Insurance Company.  We received cash in exchange for assuming the covered obligations.  We received cash of $2,888,662 and assumed liabilities totaling $3,810,018, with an asset recognized for value of business acquired of $921,356.  The total consideration received from this assumption is shown on the income statement as “Consideration on reinsurance assumed” while the associated policy liabilities are included within “Increase in benefit reserves and unearned premiums.”  The value of business acquired is being amortized in proportion with the expected profit generated on the underlying life insurance policies (which approximates a weighted average of 3.4 years).  Amortization recognized in 2010 associated with this acquisition as well as the final amount of amortization associated with a previous acquisition totaled $66,443.  Amortization recognized in 2009 totaled $17,292.  Accumulated amortization was $191,810 and $125,367 at December 31, 2010 and 2009, respectively.  Estimated annual amortization will be approximately $201,000, $161,000, $128,000, $85,000, and $76,000 in 2011 through 2015, respectively.

Property and Equipment:  Property and equipment is carried at cost less accumulated depreciation, using principally the straight-line method.  Accumulated depreciation on property and equipment was $3,839,748 and $3,677,011 at December 31, 2010 and 2009, respectively.

Capital Leases: During 2010, the Company entered into no new capital leases. Total lease payments for 2010 and 2009 relating to previously existing capital leases were $168,024 and $173,153, respectively. Future minimum lease payments for 2011 and 2012 are $52,323 and $23,867, respectively.  The present value of net minimum lease payments at December 31, 2010 was $57,808, which is equal to the total future minimum lease payments of $76,190 less imputed interest of $18,382. Accumulated amortization on the leased property was $364,021 and $404,392 at December 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Cash Value of Company-Owned Life Insurance:  The Company holds life insurance policies on key members of the organization.  These policies are reported at the current cash surrender values of the policies.

Benefit Reserves and Policyholder Deposits:  Reserves on traditional life and accident and health insurance products are calculated using the net level premium method based upon estimated future investment yields, mortality, withdrawals and other assumptions, including dividends on participating policies.  The assumptions used for prior year issues are locked in. Current year issues are reserved using updated assumptions determined by reviewing the Company's past experience and include a provision for possible unfavorable deviation.

Benefit reserves and policyholder deposits on universal life and investment-type products are determined by using the retrospective deposit method and represent the policy account value before consideration of surrender charges.  In addition, unearned revenues are included as a part of the benefit reserve.

The mortality assumptions for regular ordinary business are based on the 1955-60 Basic Table, Select and Ultimate, for plans issued prior to 1982; the 1965-70 Basic Table, Select and Ultimate, for plans issued in 1982 through 1984; the 1975-80 Basic Table, Select and Ultimate, for plans issued after 1984; the 2001 Valuation Basic Table, Select and Ultimate, for plans issued after 2008; and on the Company's experience for final expense and preneed plans.

Reinsurance:  The Company assumes and cedes reinsurance under various agreements providing greater diversification of business, allowing management to control exposure to potential losses arising from large risks, and providing additional capacity for growth.  Amounts recoverable from reinsurers are estimated in a manner consistent with the related liabilities associated with the reinsured policies.  At December 31, 2010 and 2009, amounts recoverable from reinsurers were $44,109,932 and $47,521,019, respectively.  These amounts included reserves ceded to reinsurers of $43,269,728 and $46,358,112 at December 31, 2010 and 2009, respectively.

Unearned Premium Reserves:  Credit life unearned premium reserves are calculated for level and reducing coverage certificates using the monthly pro rata and Rule of 78's methods, respectively.  Credit accident and health unearned premium reserves are determined based upon the Rule of 78's.

Policy Claims:  Policy claims are based on reported claims plus estimated incurred but not reported claims developed from trends of historical data applied to current exposure.

Liability for Deposit-Type Contracts:  Liability for deposit-type contracts consists of supplemental contracts without life contingencies, premium deposit funds and dividends and endowments left on deposit at interest.

Participating Policies:  Participating business approximates 8% of ordinary life insurance in force at December 31, 2010.  Participating dividends are accrued as declared by the Board of Directors of Investors Heritage Life.  The liability for future policy benefits for participating policies was determined based on the Net Level Premium Reserve Method, 3% interest, and the 1941 CSO Mortality and 1958 CSO Mortality tables.  All guaranteed benefits were considered in calculating these reserves.  Deferred acquisition costs are amortized in proportion to expected gross profits.

The average assumed investment yields used in determining expected gross profits ranged from 3.56% to 9.17% (for the current and all future years, an assumed investment yield of 5% was utilized).

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Federal Income Taxes:  The Company utilizes the liability method to account for income taxes.  Under such method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates.

Revenues and Expenses:  Revenues on traditional life and accident and health insurance products consist of direct and assumed premiums reported as earned when due.  Liabilities for future policy benefits, including unearned premium reserves on accident and health policies and unreleased profits on limited-pay life policies, are provided and acquisition costs are amortized by associating benefits and expenses with earned premiums to recognize related profits over the life of the contracts.  Acquisition costs are amortized over the premium paying period using the net level premium method.  Traditional life insurance products are treated as long duration contracts since they are ordinary whole life insurance products, which generally remain in force for the lifetime of the insured.  The accident and health insurance products are treated as long duration contracts because they are non-cancelable.

Revenues for universal life and investment-type products consist of investment income and policy charges for the cost of insurance and policy initiation and administrative fees.  Expenses include interest credited to policy account balances, actual administrative expenses and benefit payments in excess of policy account balances.

Other income consists principally of servicing and administration fees relative to credit insurance administered for our reinsurers.  Third party administrative fees are also included within other income.

Stock Option and Stock Appreciation Rights Plan:  We account for our stock-based incentive programs under Financial Accounting Standards Board (“FASB”) guidance that requires all share-based payments to employees to be recognized as compensation expense in the consolidated income statement.  Under this method, the Company’s stock-based compensation is reported in the balance sheets as a liability based on the intrinsic value of the compensation, and compensation expense is measured as the change in intrinsic value.  Our previously issued stock options expired and the plan terminated on September 24, 2009.  No options were exercised under this plan.

Common Stock and Earnings per Share:  The par value per share is $1.00 with 4,000,000 shares authorized. Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each year.  The weighted average number of shares outstanding during 2010 and 2009 were 1,147,910 and 1,128,630 shares, respectively.  The Company paid cash dividends per share of $0.13 in 2010.  The Company paid no dividends during 2009.

Accumulated Other Comprehensive Income (Loss): FASB guidance requires that unrealized gains or losses on available-for-sale securities be included as a component of other comprehensive income.
The reclassification amounts for the years ended December 31, 2010 and 2009 are summarized as follows:

	2010	2009

Net unrealized gain arising during period	$6,060,449	$6,238,390
Reclassification adjustment for net losses (gains)
included in net income	(2,152,269)	143,106
Net unrealized gain on available-for-sale securities	$3,908,180	$6,381,496

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Subsequent Events: Management has evaluated all events subsequent to December 31, 2010 through the date that these financial statements have been issued.

New Accounting Standards: In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  The new guidance requires entities to separately disclose information relative to transfers in and out of Levels 1 and 2 in the fair value hierarchy.  Additionally, ASU 2010-06 requires separate presentation of transfers in, transfers out, purchases, sales, issuances and settlements of Level 3 investments in the tabular reconciliation of Level 3 activity.  ASU 2010-06 also clarifies the level of disaggregation for which fair value measurements should be disclosed and requires that information about input and valuation techniques be disclosed for Level 2 and Level 3 assets and liabilities.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We adopted this guidance effective for the first quarter of 2010.

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

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  Under the new guidance, acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising. This change is effective for fiscal years beginning after December 15, 2011 and interim periods within those years. Early adoption as of the beginning of a fiscal year is permitted. The guidance is to be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. We plan to adopt this guidance effective January 1, 2012. We are in the process of assessing the impact of the guidance on our financial statements, however, we currently do not expect to experience a significant impact as a result of this new guidance.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

NOTE B - Investments
The Company limits credit risk by investing primarily in investment grade securities and by diversifying its investment portfolio among government and corporate bonds and mortgage loans.  The Company manages its fixed income portfolio to diversify between and within industry sectors.  Mortgage loans, exclusive of insured or guaranteed mortgages, are issued at loan to value ratios not exceeding 80 percent.  Approximately $6,535,000 and $4,174,000 of the loans outstanding at December 31, 2010 were to borrowers located in Kentucky and Florida, respectively.  All loans are secured by a first mortgage on the property.  Investments in available-for-sale securities at December 31 are summarized as follows:

2010	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Losses	Losses	Value
Available-for-sale securities:
U.S. government obligations	$36,241,751	$2,039,206	$459	$38,280,498
States and political subdivisions	46,017,006	1,586,463	560,751	47,042,718
Corporate	141,595,890	9,591,286	513,357	150,673,819
Foreign	20,326,137	2,331,581	128,818	22,528,900
Asset-backed securities	5,719,748	477,989	1,533	6,196,204
Mortgage-backed securities (MBS):
Commercial MBS	8,061,043	363,836	-	8,424,879
Residential MBS	37,627,514	2,731,312	49,582	40,309,244
Total fixed maturity securities	$295,589,089	$19,121,673	$1,254,500	$313,456,262
Equity securities:
U.S. agencies	552,800	-	-	552,800
Mutual funds	2,106,380	472,991	8,146	2,571,225
Nonredeemable corporate preferred	990,000	-	42,810	947,190
Corporate common stock	228,595	226,533	1,572	453,556
Total equity securities	3,877,775	699,524	52,528	4,524,771
Total	$299,466,864	$19,821,197	$1,307,028	$317,981,033

2009	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Losses	Losses	Value
Available-for-sale securities:
U.S. government obligations	$41,307,066	$1,462,195	$162,272	$42,606,989
States and political subdivisions	28,801,843	648,736	248,612	29,201,967
Corporate	133,614,471	7,542,864	670,350	140,486,985
Foreign	20,423,453	1,678,736	308,899	21,793,290
Asset-backed securities	6,243,205	370,862	112,098	6,501,969
Mortgage-backed securities (MBS):
Commercial MBS	7,032,973	49,376	116,868	6,965,481
Residential MBS	45,441,561	2,255,003	10,662	47,685,902
Total fixed maturity securities	$282,864,572	$14,007,772	$1,629,761	$295,242,583
Equity securities:
U.S. agencies	552,800	-	-	552,800
Mutual funds	2,066,879	249,598	57,202	2,259,275
Nonredeemable corporate preferred	990,000	-	150,310	839,690
Corporate common stock	454,226	224,933	107,320	571,839
Total equity securities	4,063,905	474,531	314,832	4,223,604
Total	$286,928,477	$14,482,303	$1,944,593	$299,466,187

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

The following table summarizes, for all securities in an unrealized loss position at December 31, 2010 and 2009, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	December 31, 2010			December 31, 2009
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$155,391	$459	2	$8,696,858	$162,272	5
States and political subdivisions	15,633,403	560,751	21	8,770,601	197,072	10
Corporate	14,585,855	438,252	11	9,157,525	123,638	9
Asset-backed securities	446,468	1,533	2	-	-	-
Commercial MBS	-	-	-	975,464	27,495	1
Residential MBS	2,784,372	49,582	2	998,540	10,662	1
Greater than 12 months:
States and political subdivisions	-	-	-	948,460	51,540	1
Corporate	1,926,720	75,105	2	8,683,320	546,712	10
Foreign	846,630	128,818	1	1,662,130	308,899	2
Asset-backed securities	-	-	-	493,212	112,098	2
Commercial MBS	-	-	-	2,939,812	89,373	3
Total fixed maturities	36,378,839	1,254,500	41	43,325,922	1,629,761	44

Equities:
Less than 12 months:
Mutual funds	310,138	8,146	1	-	-	-
Nonredeemable corporate preferred	947,190	42,810	1	-	-	-
Corporate common stock	109,556	1,572	1	229,439	107,320	1
Greater than 12 months:
Mutual funds	-	-	-	1,022,159	57,202	2
Nonredeemable corporate preferred	-	-	-	839,690	150,310	1
Total equities	1,366,884	52,528	3	2,091,288	314,832	4

Total	$37,745,723	$1,307,028	44	$45,417,210	$1,944,593	48

As of December 31, 2010, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 86% and the equity securities noted above had a fair value to cost ratio of over 95%.  As of December 31, 2009, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 80% and the equity securities noted above had a fair value to cost ratio of over 68%.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer.  The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value.  For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains/losses in the consolidated statements of income.  Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Based on our review, the Company recognized an other-than-temporary impairment during the third quarter of 2010 for its Farmers Capital Bank Corporation common stock holding due to the severity and length of the decline in market value.  This impairment generated a total pre-tax impairment charge of $225,632.  The Company expects to continue to hold this stock; however, no information can be documented to support the recovery in value of the stock in the near term.  The Company experienced no other-than-temporary impairments beyond the Farmers Capital Bank impairment during the year ended December 31, 2010.  During the second quarter of 2009, the Company impaired certain CIT and Alcoa bonds generating a total impairment charge of $977,830.  Those bonds were sold during the third quarter of 2009.

During the second quarter of 2010, the Company sold its $4,000,000 par value Lehman Holdings bonds that were previously impaired in 2008.  This sale generated a pre-tax gain of $171,105.

The Company recognized certain other-than-temporary impairments relative to Bank of America and JP Morgan bonds during the fourth quarter of 2008.  Upon adoption of new FASB guidance effective January 1, 2009 as discussed in Note A, a cumulative effect adjustment was made to reflect the fact that the other-than-temporary impairments on the Bank of America and JP Morgan bonds were not credit-related but rather were related to other factors in the marketplace as management asserted that it did not have the intent to sell, and it was not more likely than not that it would be required to sell the securities before recovery of their cost basis.  Since March 31, 2009, the cost basis in the JP Morgan securities had substantially recovered.  As such, the JP Morgan securities were sold during the second quarter of 2009 at a net gain.  The Company also sold the remaining Bank of America holdings during 2010 upon recovery of their cost basis.

Management believes that the Company will fully recover its cost basis in the securities held at December 31, 2009, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized.

	December 31
	2010	2009
Net unrealized appreciation on
available-for sale securities	$18,514,169	$12,537,710
Adjustment to deferred acquisition costs	(763,222)	(539,494)
Deferred income taxes	(6,279,267)	(4,434,716)
Net unrealized appreciation on
available-for sale securities	$11,471,680	$7,563,500

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

The amortized cost and fair value of debt securities at December 31, 2010, by contractual maturity, are presented below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$19,070,173	$19,527,384
Due after one year through five years	71,035,581	76,143,049
Due after five years through ten years	88,222,428	94,427,312
Due after ten years	71,572,350	74,624,394
Due at multiple maturity dates	45,688,557	48,734,123
Total	$295,589,089	$313,456,262

Proceeds during 2010 and 2009 from sales and maturities of investments in available-for-sale securities were $50,564,744 and $62,777,113, respectively.  Gross gains of $2,394,178 and $1,119,089 and gross losses of $16,277 and $1,262,195 were realized on those sales during 2010 and 2009, respectively.

Presented below is investment information, including the accumulated and annual change in net unrealized investment gains or losses.  Additionally, the table shows the annual change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on debt and equity securities for the years ended December 31, 2010 and 2009.

	2010	2009
Change in unrealized investment gains:
Available-for-sale:
Fixed maturities	$5,489,162	$9,283,261
Equity securities	487,297	261,584
Realized investment gains (losses):
Available-for-sale:
Fixed maturities	$2,355,797	$(143,106)
Equity securities	(203,528)	-

Major categories of net investment income are summarized as follows:

	2010	2009
Fixed maturities	$15,755,605	$15,965,587
Mortgage loans on real estate	1,494,469	1,536,509
Other	772,075	789,469
	$18,022,149	$18,291,565
Investment expenses	904,600	890,225
	$17,117,549	$17,401,340

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations.  At December 31, 2010 and 2009, these required deposits had a total amortized cost of $22,674,345 and $22,773,554, respectively.

At December 31, 2010, the Company held various real estate investments for the production of income totaling $654,564, net of accumulated depreciation of $434,196.  At December 31, 2009, the Company’s real estate investments totaled $276,213, net of accumulated depreciation of $409,740.  We had one mortgage loan default during 2010, and we accepted a deed to the real estate in lieu of foreclosure.  The property is an office condominium and is located in the Jacksonville, Florida area.  The outstanding balance on the loan together with accrued interest and legal expenses was $405,114.  The property appraised in December 2010 at a fair market value of $450,000.  The property is currently leased to a law firm on a month to month basis; therefore, it is currently income producing.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

NOTE C - Fair Values of Financial Instruments
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

Level 1 - Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities include fixed maturities and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include fixed maturities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed fixed maturities and corporate fixed maturities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments and asset-backed securities where independent pricing inputs were not able to be obtained for a significant portion of the underlying assets.

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

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2010 and 2009.

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$38,280,498	$-	$38,280,498
States and political subdivisions	-	47,042,718	-	47,042,718
Corporate	-	150,673,819	-	150,673,819
Foreign	-	22,528,900	-	22,528,900
Asset-backed securities	-	5,808,341	387,863	6,196,204
Mortgage-backed securities:
Commercial MBS	-	8,424,879	-	8,424,879
Residential MBS	-	40,309,244	-	40,309,244
Total fixed maturities	$-	$313,068,399	$387,863	$313,456,262

Equity securities:
U.S. agencies	$552,800	$-	$-	$552,800
Mutual funds	2,571,225	-	-	2,571,225
Nonredeemable corporate preferred	-	947,190	-	947,190
Corporate common stock	109,556	-	344,000	453,556
Total equity securities	$3,233,581	$947,190	$344,000	$4,524,771

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$41,831,989	$775,000	$42,606,989
States and political subdivisions	-	29,201,967	-	29,201,967
Corporate	-	135,913,379	4,573,606	140,486,985
Foreign	-	21,793,290	-	21,793,290
Asset-backed securities	-	6,065,114	436,855	6,501,969
Mortgage-backed securities:
Commercial MBS	-	6,965,481	-	6,965,481
Residential MBS	-	47,685,902	-	47,685,902
Total fixed maturities	$-	$289,457,122	$5,785,461	$295,242,583

Equity securities:
U.S. agencies	$552,800	$-	$-	$552,800
Mutual funds	2,259,275	-	-	2,259,275
Nonredeemable corporate preferred	839,690	-	-	839,690
Corporate common stock	229,439	-	342,400	571,839
Total equity securities	$3,881,204	$-	$342,400	$4,223,604

At December 31, 2010, Level 3 financial instruments consisted of one asset-backed security and one common stock, where trading has been limited.  At December 31, 2009, Level 3 financial instruments consisted of four corporate fixed maturities, one U.S. government obligation, one asset-backed security, one corporate redeemable preferred stock and one common stock, where trading has been limited.  The fair values for these securities were primarily determined through the use of non-binding broker quotes and internal models using unobservable assumptions about market participants.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the years ended December 31, 2010 and 2009.

	Year Ended December 31, 2010
	U.S.		Asset-	Corporate
	Government		Backed	Common
	Obligations	Corporate	Securities	Stock	Total
Beginning balance	$775,000	$4,573,606	$436,855	$342,400	$6,127,861
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	(775,000)	(4,558,956)	-	-	(5,333,956)
Total gains or losses:					-
Included in earnings	-	9,056	-	-	9,056
Included in other
comprehensive income	-	(3,306)	105,067	1,600	103,361
Net purchases (sales)	-	(20,400)	(154,059)	-	(174,459)
Ending balance	$-	$-	$387,863	$344,000	$731,863

	Year Ended December 31, 2009
	U.S.		Asset-	Corporate
	Government		Backed	Common
	Obligations	Corporate	Securities	Stock	Total
Beginning balance	$2,037,998	$4,588,512	$1,599,571	$342,400	$8,568,481
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	(1,144,112)	-	(1,083,239)	-	(2,227,351)
Total gains or losses:					-
Included in earnings	-	-	-	-	-
Included in other
comprehensive income	(51,834)	152,616	63,235	-	164,017
Net purchases (sales)	(67,052)	(167,522)	(142,712)	-	(377,286)
Ending balance	$775,000	$4,573,606	$436,855	$342,400	$6,127,861

Transfers out of Level 3 into other levels were due to recently occurring trades of similar assets, which allowed for observable inputs to be considered in pricing such securities.  The unrealized gains (losses) on Level 3 investments are recorded as a component of accumulated other comprehensive income (loss), net of tax, in accordance with required accounting for our available-for-sale portfolio.

The following disclosure contains the estimated fair values of financial instruments, as of December 31, 2010 and 2009.  The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.  However, considerable judgment was required to interpret market data to develop these estimates.  Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange.  The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Fixed maturities	$313,456,262	$313,456,262	$295,242,583	$295,242,583
Equity securities	4,524,771	4,524,771	4,223,604	4,223,604
Mortgage loans on real estate:
Commercial	19,792,428	20,524,312	20,663,961	20,630,855
Residential	25,050	26,498	28,905	30,590
Policy loans	6,949,374	6,949,374	6,923,418	6,923,418
Other long-term investments	1,454,232	1,454,232	1,026,604	1,026,604
Short-term investments	491,041	491,041	-	-
Cash and cash equivalents	2,647,798	2,647,798	5,730,782	5,730,782
Accrued investment income	3,926,591	3,926,591	4,013,402	4,013,402
Cash value of company-owned
life insurance	9,021,432	9,021,432	8,671,833	8,671,833

Liabilities:
Policyholder deposits
(Investment-type contracts)	$54,276,322	$52,169,944	$51,172,871	$48,680,467
Policy claims	1,887,136	1,887,136	1,582,684	1,582,684
Obligations under capital leases	57,808	57,808	147,644	147,644
Notes payable	2,533,955	2,489,222	3,070,584	2,962,395

The following methods and assumptions were used in estimating the “fair value” disclosures for financial instruments in the accompanying Financial Statements and Notes thereto:

Fixed maturities and equity securities:  The fair values for fixed maturities and equity securities (including redeemable preferred stocks) are based on the principles previously discussed.

Mortgage loans on real estate:  The fair values for mortgage loans are estimated using discounted cash flow analyses, using the actual spot rate yield curve in effect at December 31.

Cash and cash equivalents, short-term investments, policy loans, accrued investment income and other long-term investments:  The carrying amounts reported for these financial instruments approximate their fair values.

Cash value of company-owned life insurance:  The carrying values and fair values for these policies are based on the current cash surrender values of the policies.

Investment-type contracts:  The fair value for liabilities under investment-type insurance contracts (accumulation annuities) is calculated using a discounted cash flow approach.  Cash flows are projected using actuarial assumptions and discounted to the valuation date using risk-free rates adjusted for credit risk and the nonperformance risk of the liabilities.

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

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

NOTE D - Federal Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	2010	2009
Deferred tax liabilities:
Policy acquisition costs	$3,743,204	$4,144,283
Net unrealized gain on available-for-sale securities	6,279,267	4,434,716
Due premiums	1,313,126	1,246,548
Other	1,206,296	1,072,916
Total deferred tax liabilities	$12,541,893	$10,898,463

Deferred tax assets:
Benefit reserves	$1,798,813	$1,732,216
Remaining 807(f) reserve adjustment	147,410	294,820
Other policyholder funds	373,270	299,043
AMT credit carryforwards	433,527	397,191
Accrued pension liability	1,906,255	1,463,447
Other-than-temporary impairments	342,830	1,490,135
Other	940,844	935,769
Total deferred tax assets	$5,942,949	$6,612,621
Net deferred tax liabilities	$6,598,944	$4,285,842

The Company periodically reviews its gross deferred tax assets for recoverability.  At December 31, 2010 and 2009, the Company is able to demonstrate that the benefit of its gross deferred tax assets is fully recoverable.

The reconciliation of income tax attributable to operations computed at the federal statutory tax rate to income tax expense is as follows:

	2010	2009

Statutory federal income tax rate	34.0%	34.0%
Small life insurance company deduction	-	(29.5)
Dividends-received deduction	(0.6)	(2.2)
Defined contribution plan dividend	(0.4)	-
Book vs tax basis bond difference	(3.2)	15.8
Nondeductible COLI expense	(1.9)	(13.9)
Life insurance proceeds	(8.7)	-
Rate differential on realized loss	6.1	-
Nondeductible travel & meals expense	0.4	3.6
Other	4.9	(0.7)

Effective income tax rate	30.6%	7.1%

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2007 through 2010 U.S. federal tax years remain subject to income tax examination by tax authorities.  We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company will be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  However, should such a circumstance arise, it is our policy to classify any interest and penalties (if applicable) as income tax expense in the financial statements.

The Company made income tax payments of $259,959 and $207,891 relative to the 2010 and 2009 tax years, respectively.

NOTE E - Notes Payable
Effective September 29, 2010, the Company renewed its $2,000,000 line of credit for At Need Funding, maturing on September 29, 2011.  This line of credit is used for the purpose of funding at-need funerals secured by the assignment of verified, incontestable life insurance policies.  Effective September 27, 2010, the Company renewed its $150,000 operating line of credit, maturing on September 27, 2011.  These lines of credit require interest to be paid monthly at the prime rate, with a floor of 3.25%.

On June 1, 2005, the Company renewed its existing bank note in the amount of $1,434,257 with interest to be paid monthly at a rate of 1% under the prime rate.  In conjunction with this note, the Company purchased an interest rate cap to hedge exposure to interest rate risk.  The interest rate cap limited the interest rate that could be charged over the remaining term to 6.5%.  During the second quarter of 2010, we made our final payment on this bank note.  Interest expense and interest paid on this note during 2010 were $701 and $1,013, respectively.

On February 3, 2005, Investors Heritage Capital borrowed $3,650,000 to finance the purchase of certain home office property previously owned by Investors Heritage Life at a purchase price of $3,650,000.  The note is an amortizing loan with a fixed interest rate of 5.05% and with a maturity date of March 1, 2015.  The proceeds received by Investors Heritage Life were used to repay their surplus notes to Investors Heritage Capital.  Additionally, Investors Heritage Capital used such proceeds to repay the $3,000,000 bank note outstanding at December 31, 2004.  This transaction was approved by the Kentucky Department of Insurance.

On February 4, 2008, the Company issued a promissory note in the amount of $135,600 with an interest rate of 4%, due February 4, 2012.  This note was issued in exchange for a block of common stock from one of its stockholders under the right of first refusal.  The Company paid off the balance on this note in early 2011 as allowed under the note.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Information relative to the Company’s notes payable at December 31, 2010 and 2009 is as follows:

2010	Outstanding	Current	Maturity	Interest	Interest
	Principal	Interest Rate	Date	Expense	Paid
Mortgage note	$1,777,655	5.05%	3/1/2015	$98,315	$99,854
At Need Funding line of credit	685,842	3.25%	9/29/2011	20,655	20,687
Promissory note	70,458	4.00%	2/4/2012	2,944	4,147

2009	Outstanding	Current	Maturity	Interest	Interest
	Principal	Interest Rate	Date	Expense	Paid
Mortgage note	$2,143,439	5.05%	3/1/2015	$116,367	$117,831
At Need Funding line of credit	662,720	3.25%	9/29/2010	15,268	15,195
Bank note	160,757	2.25%	6/2/2010	7,049	7,838
Promissory note	103,668	4.00%	2/4/2012	4,267	5,424

NOTE F - Employee Benefit Plans
The Company sponsors a noncontributory pension plan which covers substantially all employees.  Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service.  Benefits are funded based on actuarially-determined amounts.

The following table provides additional details for the Company on a consolidated basis as of December 31.

	2010	2009
Change in projected benefit obligation:
Benefit obligation at beginning of year	$15,571,330	$14,760,971
Service cost	431,993	368,108
Interest cost	1,003,940	849,141
Actuarial (gain) loss	2,348,817	(95,173)
Benefits paid	(544,605)	(311,717)
Benefit obligation at end of year	$18,811,475	$15,571,330

Change in plan assets:
Fair value of plan assets at beginning of year	$11,267,073	$9,119,030
Actual return on plan assets	1,432,376	1,487,760
Employer contributions	1,050,000	972,000
Benefits paid	(544,605)	(311,717)
Fair value of plan assets at end of year	$13,204,844	$11,267,073

Funded status	$(5,606,631)	$(4,304,257)
Unrecognized net actuarial loss	-	-
Accrued pension liability	$(5,606,631)	$(4,304,257)

Components of net periodic benefit cost:
Service cost	$431,993	$368,108
Interest cost	1,003,940	849,141
Expected return on plan assets	(969,003)	(710,659)
Recognized actuarial net loss	486,127	526,910
Net periodic benefit cost	$953,057	$1,033,500

Accumulated benefit obligation	$17,066,852	$14,086,733

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

The portion of the accrued pension liability included in accumulated other comprehensive loss at December 31, 2010 is $6,044,830, which has been recorded net of related tax of $2,055,242.  The portion of the accrued pension liability included in accumulated other comprehensive income at December 31, 2009 is $4,645,513, which has been recorded net of related tax of $1,579,474.  These amounts are solely the result of unamortized actuarial net losses not yet amortized into income.

Amounts recognized in other comprehensive income (loss) for the year ended December 31 are as follows:

	2010	2009
Net gain (loss)	$(1,885,444)	$872,274
Amortization of actuarial net loss	486,127	526,910
	(1,399,317)	1,399,184
Deferred federal income tax	475,768	(475,723)
Total recognized in other comprehensive income	$(923,549)	$923,461

The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2011 is $525,055.

Weighted-average actuarial assumptions used at December 31, 2010 and 2009 to determine benefit obligations and net periodic benefit cost are as follows:

	December 31
	2010	2009
Discount rate	5.50%	6.25%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increases	3.00%	3.00%

The long-term rate of return for plan assets is determined based on an analysis of historical returns on invested assets, anticipated future fixed income, equity and mortgage loan investment markets, and diversification needs.  Long term trends are evaluated relative to current market factors such as inflation, interest rates and investment strategies, including risk management, in order to assess the assumptions as applied to the plan.

The Company employs a conservative investment strategy whereby the majority of invested assets are held in appropriate investments for defined benefit pension plans, including a small portion of plan assets held in common stock of the Company.  The Company uses an independent third party to administer its retirement plan.  At December 31, 2010, the assets of the plan consisted of the trust account that is invested in a diversified assortment of mutual fund investments having a combined fair market value of $12,631,344 (approximately 96% of total plan assets) and 31,000 shares of Company common stock with a fair value of $573,500 (approximately 4% of total plan assets).  At December 31, 2009, the assets of the plan consisted of the mutual fund investments at a combined fair market value of $10,724,573 (approximately 95% of total plan assets) and 31,000 shares of Company common stock with a fair value of $542,500 (approximately 5% of total plan assets).  Mutual fund investments held by the plan at December 31, 2010 and 2009 are considered Level 1 assets and are valued based on quoted market prices in an active market.  Shares of Company common stock held by the plan at December 31, 2010 and 2009 are considered Level 2 assets and are valued based on observable inputs, such as quoted prices in markets with limited activity.  Dividends of $4,030 were paid to the plan in 2010 on the Company common stock.  No dividends were paid in 2009 to the plan on the Company common stock.  The plan made no purchases or sales of Company common stock during 2010 or 2009.

The Company expects to contribute approximately $1,440,000 to its pension plan in 2011.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

The following benefit payments, which reflect expected future service, are expected to be paid:

	2011	2012	2013	2014	2015	2016-2020

Pension benefits	$909,135	$1,657,351	$832,213	$1,861,721	$1,304,681	$6,939,332

The Company also sponsors a 401(k) defined contribution plan, which was amended on November 27, 2002 to adopt the provisions of a 403(b) plan.  Employees have the option to invest in Company stock or select mutual funds.  The Company matches 100% of employee contributions invested in the Company’s stock.  At December 31, 2010, the plan held Company stock of 334,875 shares with a fair value of $6,195,191 and various mutual funds with a total fair value of $377,366.  At December 31, 2009, the plan held Company stock of 323,787 shares with a fair value of $5,666,271 and various mutual funds with a total fair value of $288,301.  Matching contributions to the plan expensed for 2010 and 2009 were $265,806 and $283,232, respectively.  Dividends paid to the plan on Company stock were $42,215 in 2010.  No dividends were paid in 2009 to the plan on the Company common stock.

In addition, the Company sponsors a deferred compensation plan for selected executive officers.  The Company matches officer contributions to the plan.  Executive officers may participate in the deferred compensation plan and/or the 401(k) plan.  At December 31, 2010, plan assets consisted of 18,185 shares of the Company’s common stock with a fair market value of $336,424.  At December 31, 2009, plan assets consisted of 16,798 shares of the Company’s common stock with a fair market value of $293,970.  Matching contributions to the plan expensed for 2010 and 2009 were $17,317 and $16,942, respectively.  Dividends paid to the plan on Company stock were $2,208 in 2010.  No dividends were paid in 2009 to the plan on the Company common stock.

NOTE G - Stockholders' Equity and Dividend Restrictions
Statutory restrictions limit the amount of dividends which may be paid by Investors Heritage Life.  Generally, dividends during any year may not be paid, without prior regulatory approval, in excess of the lesser of (a) 10 percent of statutory surplus as of the preceding December 31, or (b) statutory net gain from operations for the preceding year.  For 2011, the maximum dividend that Investors Heritage Life can pay to Investors Heritage Capital without regulatory approval is $1,390,495.

The Company's 1999 stock option and stock appreciation rights plan became effective as of September 16, 1999. The 1999 plan authorizes the Company's Board to grant non-qualified stock options and stock appreciation rights to the Company's and its subsidiaries' key employees and non-employee directors. The Company authorized for issuance a total of 250,000 shares of common stock under the 1999 plan and granted options to purchase 75,000 shares of common stock at $23.00 per share, all of which vested on September 24, 2001.  As of September 24, 2009, the previously issued and outstanding 61,125 options expired and were not exercised.  Additionally, the plan terminated as of this date.  The Company recognized a decrease in compensation expense relative to the outstanding options of $213,938 in 2009 based on changes in the market value of the Company’s stock compared to the exercise price of the options.

NOTE H - Statutory Accounting Practices
Investors Heritage Life's statutory-basis capital and surplus was $19,392,760 and $17,911,239 at December 31, 2010 and 2009, respectively.  Statutory-basis net income was $2,446,651 and $587,319 for 2010 and 2009, respectively.

Principal adjustments to statutory amounts to derive GAAP amounts include: a) costs of acquiring new policies are deferred and amortized; b) benefit reserves are calculated using more realistic investment, mortality and withdrawal assumptions; c) changes in deferred taxes associated with timing differences are recorded in net income rather than directly to equity; d) value of business acquired and goodwill established for acquired companies differ from admitted statutory goodwill; e) accounting for certain investments in debt securities is at fair value with unrealized gains and losses reported as a separate component of equity; and f) statutory asset valuation reserves and interest maintenance reserves are eliminated.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

NOTE I - Segment Data
Effective December 31, 2010, the Company has revised its reporting segments to correlate with the way in which it has now begun to manage and view its business.  The previous segment entitled “Credit insurance and administrative services” is now changed to be “Administrative and financial services”.  Given that our credit insurance income is now driven by administrative fees and given our focus on third party administration, we have now combined these revenue streams into a distinct segment.  Additionally, we now allocate realized gains (losses), including the effects of other-than-temporary impairments, across our product lines rather than accumulating them within the “Corporate and other” segment as had been done in prior periods.  Accordingly, the 2009 amounts presented within this footnote have been revised to correlate with the 2010 segment methodology.

The Company operates in four segments as shown in the following table.  All segments include both individual and group insurance.  Identifiable revenues, expenses and assets are assigned directly to the applicable segment.  Net investment income, realized gains and losses, and invested assets are generally allocated to the insurance and the corporate segments in proportion to policy liabilities and stockholders' equity, respectively.  Certain assets, such as property and equipment and leased property under capital leases, are allocated between the Administrative and financial services segment and the Corporate and other segment.  Investors Heritage Financial revenue and income associated with credit administrative services is assigned to the Administrative and financial services segment, along with fees relative to third party administrative services.  Any remaining revenue and income is assigned to the Corporate and other segment.  Results for the parent company, Investors Heritage Printing, At Need Funding and Heritage Funding, after elimination of intercompany amounts, are allocated to the Corporate and other segment.

	2010	2009

	(000's omitted)
Revenue:
Preneed and burial products	$45,712	$39,182
Traditional and universal life products	11,453	10,472
Administrative and financial services	1,222	909
Corporate and other	1,762	792
	$60,149	$51,355
Pre-tax income (loss) from operations:
Preneed and burial products	$1,023	$(257)
Traditional and universal life products	626	18
Administrative and financial services	282	274
Corporate and other	1,585	432
	$3,516	$467
Assets:
Preneed and burial products	$282,762	$276,889
Traditional and universal life products	69,029	69,642
Administrative and financial services	9,959	11,834
Corporate and other	68,839	60,214
	$430,589	$418,579
Amortization and depreciation expense:
Preneed and burial products	$4,877	$4,530
Traditional and universal life products	834	1,105
Administrative and financial services	169	168
Corporate and other	182	181
	$6,062	$5,984

Included in Corporate and other revenue and pre-tax income above and as a component of other income in the consolidated income statement for 2010 is $902,676 of net life insurance proceeds received under a company-owned life insurance policy upon the death of a former member of management.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

NOTE J - Reinsurance
The Company ceded 100% of the risks associated with its credit life and accident insurance written during 2010 and 2009 through coinsurance agreements with various companies.  The Company administers the ceded credit life and accident insurance for an agreed-upon fee.  During 2010 and 2009, the Company received $276,222 and $318,125, respectively, of fee income associated with these reinsurance arrangements, which is recognized in the credit insurance products and administrative services line of the preceding table in Note I.  Ceded benefit and claim reserves associated with these reinsurance arrangements at December 31, 2010 and 2009 were $8,950,353 and $10,750,873, respectively.  Additionally, unearned premium reserves were reduced by $8,720,398 and $10,537,557 at December 31, 2010 and 2009, respectively, for credit-related reinsurance transactions.  The Company utilizes yearly renewable term reinsurance to cede life insurance coverage in excess of its retention limit, which is set at $25,000.

Investors Heritage Life cedes 85% of life and annuity policy obligations assumed from Franklin American Life Insurance Company to Scottish Annuity and Life Insurance Company (Cayman) Ltd.  Benefit reserves ceded to Scottish and included in the amounts recoverable from reinsurers approximated $24,876,000 and $26,456,000 at December 31, 2010 and 2009, respectively. An escrow account has been established by Scottish to secure Investors Heritage Life's ceded benefit obligations.

Reinsurance ceded and assumed amounts included in the consolidated statements of income are as follows:

	2010	2009

Premiums ceded	$8,672,353	$10,074,796
Premiums assumed	4,532,173	3,523,018
Commission and expense allowances	2,996,441	3,407,486
Benefit recoveries	7,657,835	9,547,327

The Company remains contingently liable on all ceded insurance should any reinsurer be unable to meet their obligations.

NOTE K - Contingent Liabilities
The Company is named as a defendant in several legal actions arising primarily from claims made under insurance policies.  Management and its legal counsel are of the opinion that the settlement of those actions will not have a material adverse effect on the financial position or results of operations.

In most of the states in which the Company is licensed to do business, guaranty fund assessments may be taken as a credit against premium taxes over a five-year period.  These assessments, brought about by the insolvency of life and health insurers, are levied at the discretion of the various state guaranty fund associations to cover association obligations.  It is management's opinion that the effect of any future assessments would not be material to the financial position or results of operations of the Company because of the use of premium tax offsets.

CORPORATE
INFORMATION

BOARD OF DIRECTORS

HARRY LEE WATERFIELD II	Chairman of the Board President Chief Executive Officer	Executive Committee Finance Committee Nominating Committee Frankfort, Kentucky

HAROLD G. DORAN, JR.	Audit Committee Executive Committee Finance Committee Murray, Kentucky	ROBERT M. HARDY, JR.	Vice President, General Counsel Executive Committee Finance Committee Frankfort, Kentucky

GORDON C. DUKE	Audit Committee Finance Committee Frankfort, Kentucky	DAVID W. REED	Audit Committee Nominating Committee Gilbertsville, Kentucky

MICHAEL F. DUDGEON, JR.	Vice President, Agency Investors Heritage Life Insurance Company Frankfort, Kentucky	HELEN S. WAGNER	Executive Committee Nominating Committee Owensboro, Kentucky

HOWARD L. GRAHAM	Retired Vice President, Corporate Services Finance Committee Nominating Committee Frankfort, Kentucky

CORPORATE OFFICERS

RAYMOND L. CARR	Vice President, Chief Financial Officer Frankfort, Kentucky	JANE S. JACKSON	Corporate Secretary Frankfort, Kentucky

JIMMY R. McIVER	Treasurer Frankfort, Kentucky

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MOUNTJOY CHILTON MEDLEY LLP	Louisville, Kentucky

ANNUAL MEETING	The 2011 annual meeting of shareholders of Investors Heritage Capital Corporation is scheduled for 11:00 a.m. on May 12, 2011 at the Company auditorium, Second and Shelby Streets, Frankfort, Kentucky.

FORM 10-K	A copy of the Form 10-K Annual Report to the Securities and Exchange Commission for the Company can be obtained at www.investorsheritage.com or upon request to the Secretary.

TRANSFER AGENT	Investors Heritage Life Insurance Company Stock Transfer Department P.O. Box 717 Frankfort, KY 40602-0717 Phone: 800.422.2011 502.209.1009