Form 10-Q
period 2011-03-31
Investors Heritage Capital Corp
filed 2011-05-12
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

000-01999
(Commission file number)

INVESTORS HERITAGE CAPITAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

KENTUCKY	61-6030333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Capital Avenue, P.O. Box 717
Frankfort, Kentucky 40602
(Address of principal executive offices)

(502) 223-2361
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Securities registered pursuant to Section 12(g) of the Act:

Common Capital Stock par value $1.00 per share
(Title of Class)

Number of outstanding shares as of May 4 , 2011 - 1,151,817.276

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
ASSETS	2011	2010
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $298,767,885 and $295,589,089)	$315,069,217	$313,456,262
Equity securities (cost: $3,877,775 and $3,877,775)	4,768,509	4,524,771
Mortgage loans on real estate	18,965,707	19,817,478
Policy loans	6,908,128	6,949,374
Other long-term investments	1,385,526	1,454,232
Short-term investments	-	491,041
Total investments	347,097,087	346,693,158

Cash and cash equivalents	1,622,226	2,647,798
Accrued investment income	3,745,025	3,926,591
Due premiums	3,840,766	3,772,069
Deferred acquisition costs	17,277,022	17,450,827
Value of business acquired	808,291	867,881
Leased property under capital leases	51,651	72,461
Property and equipment	1,813,365	1,582,958
Cash value of company-owned life insurance	9,062,010	9,021,432
Other assets	670,904	444,340
Amounts recoverable from reinsurers	43,454,730	44,109,932
Total assets	$429,443,077	$430,589,447

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$348,513,764	$348,745,910
Unearned premium reserves	8,607,012	8,726,074
Policy claims	1,759,918	1,887,136
Liability for deposit-type contracts	2,818,027	2,791,261
Reserves for dividends and endowments and other	535,404	535,918
Total policy liabilities	362,234,125	362,686,299
Deferred federal income tax liability	6,109,690	6,598,944
Obligations under capital leases	47,793	57,808
Notes payable	1,746,880	2,533,955
Accrued pension liability	5,343,949	5,606,631
Other liabilities	3,699,215	1,933,347
Total liabilities	379,181,652	379,416,984

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,151,817 and 1,151,817)	1,151,817	1,151,817
Paid-in surplus	8,801,514	8,801,514
Accumulated other comprehensive income	6,754,991	7,482,092
Retained earnings	33,553,103	33,737,040
Total stockholders' equity	50,261,425	51,172,463
Total liabilities and stockholders' equity	$429,443,077	$430,589,447

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended March 31,
	2011	2010
REVENUE
Premiums and other considerations	$11,657,643	$9,278,184
Premiums ceded	(2,351,388)	(1,369,412)
Net premiums earned	9,306,255	7,908,772

Investment income, net of expenses	4,226,594	4,263,570
Net realized investment gains (losses) on investments:
Total other-than-temporary impairment losses	-	-
Portion of loss recognized in
other comprehensive income	-	-
Other net realized investment gains (losses)	(5,989)	72,811
Net realized investment gains (losses) on investments	(5,989)	72,811
Consideration on reinsurance assumed	13,117	-
Other income	413,615	313,550
Total revenue	13,953,592	12,558,703

BENEFITS AND EXPENSES
Death and other benefits	8,891,119	8,503,713
Guaranteed annual endowments	119,540	126,239
Dividends to policyholders	112,179	117,733
Increase in benefit reserves and unearned premiums	1,091,303	729,085
Acquisition costs deferred	(1,125,942)	(1,112,037)
Amortization of deferred acquisition costs	1,360,862	1,283,927
Commissions	597,513	586,868
Other general and administrative expenses	2,848,864	2,864,880
Total benefits and expenses	13,895,438	13,100,408

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES	58,154	(541,705)

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	104,443	(10,812)
Deferred	(86,632)	(136,749)
Total federal income taxes	17,811	(147,561)

NET INCOME (LOSS)	$40,343	$(394,144)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.04	$(0.35)

DIVIDENDS PER SHARE	$0.18	$0.13

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income	Earnings	Equity

BALANCE, JANUARY 1, 2010	$1,141,767	$8,716,135	$4,495,103	$31,321,874	$45,674,879

Comprehensive income:
Net loss	-	-	-	(394,144)	(394,144)
Change in net unrealized appreciation on available-for-sale securities	-	-	2,250,050	-	2,250,050
Change in unrealized pension benefits	-	-	64,586	-	64,586
Change in fair value of hedging instrument	-	-	2,358	-	2,358
Total comprehensive income					1,922,850
Cash dividends	-	-	-	(160,821)	(160,821)
Issuances of common stock, net	2,053	(9,331)	-	52,425	45,147
BALANCE, MARCH 31, 2010	$1,143,820	$8,706,804	$6,812,097	$30,819,334	$47,482,055

BALANCE, JANUARY 1, 2011	$1,151,817	$8,801,514	$7,482,092	$33,737,040	$51,172,463

Comprehensive income:
Net income	-	-	-	40,343	40,343
Change in net unrealized appreciation on available-for-sale securities	-	-	(813,735)	-	(813,735)
Change in unrealized pension benefits	-	-	86,634	-	86,634
Total comprehensive loss					(686,758)
Cash dividends	-	-	-	(224,280)	(224,280)
BALANCE, MARCH 31, 2011	$1,151,817	$8,801,514	$6,754,991	$33,553,103	$50,261,425

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2011	2010

NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,863,343	$1,517,247

INVESTING ACTIVITIES
Securities available-for-sale:
Purchases	(14,316,950)	(11,352,867)
Sales and maturities	10,996,472	8,493,520
Other investments:
Cost of acquisitions	(910,029)	(972,529)
Sales and maturities	2,363,531	999,919
Net additions to property and equipment	(288,436)	(90,970)
NET CASH USED IN INVESTING ACTIVITIES	(2,155,412)	(2,922,927)
FINANCING ACTIVITIES
Receipts from universal life policies credited to policyholder account balances	1,489,457	1,495,480
Return of policyholder account balances on universal life policies	(2,435,885)	(2,213,560)
Payments on notes payable	(1,873,445)	(942,345)
Proceeds from notes payable	1,086,370	675,972
Issuances of common stock, net	-	45,147
NET CASH USED IN FINANCING ACTIVITIES	(1,733,503)	(939,306)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,025,572)	(2,344,986)
Cash and cash equivalents at beginning of period	2,647,798	5,730,782
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,622,226	$3,385,796

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE A - Nature of Operations
Investors Heritage Capital Corporation is the holding company of Investors Heritage Life Insurance Company; Investors Heritage Printing, Inc., a printing company; Investors Heritage Financial Services Group, Inc., an insurance marketing company; is the sole member of At Need Funding, LLC, a limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies; and is the sole member of Heritage Funding, LLC, a limited liability company that invests in various business ventures. These entities are collectively hereinafter referred to as the “Company”. Approximately 99% of Investors Heritage Capital’s consolidated revenue is generated by Investors Heritage Life.

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

NOTE B - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2010, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management has evaluated all events subsequent to March 31, 2011 through the date that these financial statements have been issued.

NOTE C – New Accounting Pronouncements
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

NOTE D – Investments
Investments in available-for-sale securities are summarized as follows:

		Gross	Gross
March 31, 2011	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$35,171,748	$1,681,710	$6,409	$36,847,049
States and political subdivisions	45,875,748	1,595,493	503,787	46,967,454
Corporate	144,524,072	8,937,805	536,523	152,925,354
Foreign	21,299,977	2,043,203	108,000	23,235,180
Asset-backed securities	5,337,544	429,540	-	5,767,084
Mortgage-backed securities (MBS):
Commercial MBS	8,812,957	363,055	-	9,176,012
Residential MBS	37,745,839	2,469,845	64,600	40,151,084
Total fixed maturity securities	298,767,885	17,520,651	1,219,319	315,069,217
Equity securities:
U.S. agencies	552,800	-	-	552,800
Mutual funds	2,106,380	625,169	-	2,731,549
Nonredeemable corporate preferred	990,000	-	18,440	971,560
Corporate common stock	228,595	284,005	-	512,600
Total equity securities	3,877,775	909,174	18,440	4,768,509
Total	$302,645,660	$18,429,825	$1,237,759	$319,837,726

		Gross	Gross
December 31, 2010	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$36,241,751	$2,039,206	$459	$38,280,498
States and political subdivisions	46,017,006	1,586,463	560,751	47,042,718
Corporate	141,595,890	9,591,286	513,357	150,673,819
Foreign	20,326,137	2,331,581	128,818	22,528,900
Asset-backed securities	5,719,748	477,989	1,533	6,196,204
Mortgage-backed securities (MBS):
Commercial MBS	8,061,043	363,836	-	8,424,879
Residential MBS	37,627,514	2,731,312	49,582	40,309,244
Total fixed maturity securities	295,589,089	19,121,673	1,254,500	313,456,262
Equity securities:
U.S. agencies	552,800	-	-	552,800
Mutual funds	2,106,380	472,991	8,146	2,571,225
Nonredeemable corporate preferred	990,000	-	42,810	947,190
Corporate common stock	228,595	226,533	1,572	453,556
Total equity securities	3,877,775	699,524	52,528	4,524,771
Total	$299,466,864	$19,821,197	$1,307,028	$317,981,033

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	March 31, 2011			December 31, 2010
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$1,131,517	$6,409	3	$155,391	$459	2
States and political subdivisions	12,890,197	503,787	18	15,633,403	560,751	21
Corporate	22,559,333	536,523	20	14,585,855	438,252	11
Asset-backed securities	-	-	-	446,468	1,533	2
Residential MBS	4,634,932	64,600	3	2,784,372	49,582	2
Greater than 12 months:
Corporate	-	-	-	1,926,720	75,105	2
Foreign	868,140	108,000	1	846,630	128,818	1
Total fixed maturities	42,084,119	1,219,319	45	36,378,839	1,254,500	41

Equities:
Less than 12 months:
Mutual funds	-	-	-	310,138	8,146	1
Nonredeemable corporate preferred	971,560	18,440	1	947,190	42,810	1
Corporate common stock	-	-	-	109,556	1,572	1
Total equities	971,560	18,440	1	1,366,884	52,528	3

Total	$43,055,679	$1,237,759	46	$37,745,723	$1,307,028	44

As of March 31, 2011, all of the above fixed maturity securities individually had a fair value to cost ratio equal to or greater than 88% and the equity securities noted above had a fair value to cost ratio of over 98%.  As of December 31, 2010, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 86% and the equity securities noted above had a fair value to cost ratio of over 95%.  At March 31, 2011 and December 31, 2010, the Company’s fixed maturity securities were 99.0% investment grade as rated by Standard & Poor’s.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer.  The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value.  For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains (losses) in the consolidated statements of income.  Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost.  Based on our review, the Company experienced no other-than-temporary impairments during the quarters ended March 31, 2011 or 2010.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	March 31,	December 31,
	2011	2010
Net unrealized appreciation on
available-for sale securities	$17,192,066	$18,514,169
Adjustment to deferred acquisition costs	(702,106)	(763,222)
Deferred income taxes	(5,832,015)	(6,279,267)
Net unrealized appreciation on
available-for sale securities	$10,657,945	$11,471,680

The amortized cost and fair value of fixed maturity securities at March 31, 2011, by contractual maturity, are presented below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$18,124,146	$18,667,488
Due after one year through five years	74,444,518	79,425,376
Due after five years through ten years	90,029,560	96,179,608
Due after ten years	69,610,865	71,469,649
Due at multiple maturity dates	46,558,796	49,327,096
Total	$298,767,885	$315,069,217

Proceeds for the quarters ended March 31, 2011 and 2010 from sales and maturities of investments in available-for-sale securities were $10,996,472 and $8,493,520, respectively.  Gross gains of $268 and $77,410 and gross losses of $6,257 and $4,599 were realized on those sales during the quarters ended March 31, 2011 and 2010, respectively.

Presented below is investment information, including the accumulated quarter and year-to-date change in net unrealized investment gains or losses.  Additionally, the table shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities for the quarters ended March 31, 2011 and 2010.

	Quarter Ended March 31,
	2011	2010
Change in unrealized investment
gains (losses):
Available-for-sale:
Fixed maturities	$(1,565,841)	$3,373,648
Equity securities	243,738	132,592
Realized investment gains (losses):
Available-for-sale:
Fixed maturities	$(5,989)	$72,811
Equity securities	-	-

Major categories of net investment income are summarized as follows:

	Quarter Ended March 31,
	2011	2010
Fixed maturities	$3,948,905	$3,926,945
Mortgage loans on real estate	326,447	377,554
Other	190,424	185,872
	4,465,776	4,490,371
Investment expenses	239,182	226,801
	$4,226,594	$4,263,570

NOTE E – Fair Values of Financial Instruments
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

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, respectively.

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$36,847,049	$-	$36,847,049
States and political subdivisions	-	46,967,454	-	46,967,454
Corporate	-	150,822,699	2,102,655	152,925,354
Foreign	-	23,235,180	-	23,235,180
Asset-backed securities	-	5,767,084	-	5,767,084
Mortgage-backed securities:
Commercial MBS	-	9,176,012	-	9,176,012
Residential MBS	-	40,151,084	-	40,151,084
Total fixed maturities	$-	$312,966,562	$2,102,655	$315,069,217

Equity securities:
U.S. agencies	$552,800	$-	$-	$552,800
Mutual funds	2,731,549	-	-	2,731,549
Nonredeemable corporate preferred	-	971,560	-	971,560
Corporate common stock	168,600	-	344,000	512,600
Total equity securities	$3,452,949	$971,560	$344,000	$4,768,509

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$38,280,498	$-	$38,280,498
States and political subdivisions	-	47,042,718	-	47,042,718
Corporate	-	150,673,819	-	150,673,819
Foreign	-	22,528,900	-	22,528,900
Asset-backed securities	-	5,808,341	387,863	6,196,204
Mortgage-backed securities:
Commercial MBS	-	8,424,879	-	8,424,879
Residential MBS	-	40,309,244	-	40,309,244
Total fixed maturities	$-	$313,068,399	$387,863	$313,456,262

Equity securities:
U.S. agencies	$552,800	$-	$-	$552,800
Mutual funds	2,571,225	-	-	2,571,225
Nonredeemable corporate preferred	-	947,190	-	947,190
Corporate common stock	109,556	-	344,000	453,556
Total equity securities	$3,233,581	$947,190	$344,000	$4,524,771

At March 31, 2011, Level 3 financial instruments consisted of three corporate fixed maturities and one common stock, where trading has been limited.  At December 31, 2010, Level 3 financial instruments consisted of one asset-backed security and one common stock, where trading has been limited.  The fair values for these securities were primarily determined through the use of non-binding broker quotes and internal models using unobservable assumptions about market participants.  Fair values for Level 1 and Level 2 assets are primarily based on quoted prices in the market obtained via pricing services, which use observable inputs in developing such rates.

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the quarters ended March 31, 2011 and 2010, respectively.

	Quarter Ended March 31, 2011
	U.S.		Asset-	Corporate
	Government		Backed	Common
	Obligations	Corporate	Securities	Stock	Total
Beginning balance	$-	$-	$387,863	$344,000	$731,863
Transfers into Level 3	-	1,701,785	-	-	1,701,785
Transfers out of Level 3	-	-	(387,863)	-	(387,863)
Total gains or losses:					-
Included in earnings	-	-	-	-	-
Included in other
comprehensive income	-	34,534	-	-	34,534
Purchases	-	400,000	-	-	400,000
Sales	-	(33,664)	-	-	(33,664)
Ending balance	$-	$2,102,655	$-	$344,000	$2,446,655

	Quarter Ended March 31, 2010
	U.S.		Asset-	Corporate
	Government		Backed	Common
	Obligations	Corporate	Securities	Stock	Total
Beginning balance	$775,000	$4,573,606	$436,855	$342,400	$6,127,861
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	(787,793)	-	-	-	(787,793)
Total gains or losses:					-
Included in earnings	-	-	-	-	-
Included in other
comprehensive income	12,793	109,658	11,723	1,600	135,774
Net purchases (sales)	-	(111,952)	(37,501)	-	(149,453)
Ending balance	$-	$4,571,312	$411,077	$344,000	$5,326,389

The Company had one asset-backed security that transferred from Level 3 to Level 2 during the quarter ended March 31, 2011.  The Company had two corporate fixed maturities which transferred from Level 2 to Level 3 during the quarter ended March 31, 2011.  Transfers in and/or (out) of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

The unrealized gains (losses) on Level 3 investments are recorded as a component of accumulated other comprehensive income (loss), net of tax, in accordance with required accounting for our available-for-sale portfolio.

The following disclosure contains the estimated fair values of financial instruments, as of March 31, 2011 and December 31, 2010.  The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.  However, considerable judgment was required to interpret market data to develop these estimates.  Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange.  The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Fixed maturities	$315,069,217	$315,069,217	$313,456,262	$313,456,262
Equity securities	4,768,509	4,768,509	4,524,771	4,524,771
Mortgage loans on real estate:
Commercial	18,941,680	19,536,301	19,792,428	20,524,312
Residential	24,027	25,237	25,050	26,498
Policy loans	6,908,128	6,908,128	6,949,374	6,949,374
Other long-term investments	1,385,526	1,385,526	1,454,232	1,454,232
Short-term investments	-	-	491,041	491,041
Cash and cash equivalents	1,622,226	1,622,226	2,647,798	2,647,798
Accrued investment income	3,745,025	3,745,025	3,926,591	3,926,591
Cash value of company-owned
life insurance	9,062,010	9,062,010	9,021,432	9,021,432

Liabilities:
Policyholder deposits
(Investment-type contracts)	$54,168,175	$51,691,455	$54,276,322	$52,169,944
Policy claims	1,759,918	1,759,918	1,887,136	1,887,136
Obligations under capital leases	47,793	47,793	57,808	57,808
Notes payable	1,746,880	1,801,806	2,533,955	2,489,222

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

NOTE F - Earnings per Share and Stock-Based Compensation
Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended March 31, 2011 and 2010 were 1,151,817 and 1,142,354, respectively.

NOTE G - Segment Data
Effective December 31, 2010, the Company revised its reporting segments to correlate with the way in which it now manages and views its business.  The previous segment entitled “Credit insurance and administrative services” is now changed to be “Administrative and financial services”.  Given that our credit insurance income is now driven by administrative fees and given our focus on third party administration, we have combined these revenue streams into a distinct segment.  Additionally, we now allocate realized gains (losses), including the effects of other-than-temporary impairments, across our product lines rather than accumulating them within the “Corporate and other” segment as had been done in prior periods.  Accordingly, the 2010 amounts presented within this footnote have been revised to correlate with the revised segment methodology.

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

	Quarter Ended March 31,
	2011	2010

Revenue:
Preneed and burial products	$10,721,442	$9,569,040
Traditional and universal life products	2,696,066	2,549,485
Administrative and financial services	361,807	258,325
Corporate and other	174,277	181,853
	$13,953,592	$12,558,703

Pre-tax income (loss) from operations:
Preneed and burial products	$(297,054)	$(265,893)
Traditional and universal life products	238,739	(214,144)
Administrative and financial services	55,588	41,945
Corporate and other	60,881	(103,613)
	$58,154	$(541,705)

NOTE H – Federal Income Taxes
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

NOTE I – Comprehensive Income
The components of comprehensive income, net of related federal income taxes, are as follows:

	Quarter Ended March 31,
	2011	2010

Total net unrealized gains (losses)
arising during the period	$(819,724)	$2,322,861
Less: Net realized investment gains (losses)	(5,989)	72,811
Net unrealized gains (losses)	(813,735)	2,250,050
Change in unrealized pension benefits	86,634	64,586
Change in fair value of hedging instrument	-	2,358
Net income (loss)	40,343	(394,144)
Total comprehensive income (loss)	$(686,758)	$1,922,850

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

NOTE J – Employee Benefit Plans
We sponsor a noncontributory defined benefit pension plan which covers substantially all employees. Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service. Benefits are funded based on actuarially-determined amounts.

The following table provides the components of our net periodic benefit cost:

	Quarter Ended March 31,
	2011	2010

Service cost	$130,194	$94,571
Interest cost	252,986	237,615
Expected return on plan assets	(285,862)	(241,865)
Recognized net loss	131,264	97,858
Net periodic benefit cost	$228,582	$188,179

We previously disclosed in our financial statements for the year ended December 31, 2010 that we expected to contribute $1,440,000 to our pension plan in 2011. As of March 31, 2011, $360,000 had been contributed. We presently anticipate contributing an additional $1,080,000 to fund our pension plan in 2011.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Investors Heritage Capital Corporation is incorporated under the laws of the Commonwealth of Kentucky and wholly owns Investors Heritage Life Insurance Company, a life insurance company also incorporated under the laws of the Commonwealth of Kentucky. Investors Heritage Capital also wholly owns Investors Heritage Financial Services Group, Inc., a Kentucky insurance marketing company; Investors Heritage Printing, Inc., a Kentucky printing company that provides printing to Investors Heritage Life and other unaffiliated parties; is the sole member of At Need Funding, LLC, a Kentucky limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies; and is the sole member of Heritage Funding, LLC, a limited liability company that was formed to invest in various business ventures but is currently dormant.

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

In our preneed markets we use the Legacy Gold product series, a generation of life insurance and annuity products sold in conjunction with prearranged funerals.  In developing this product, we performed detailed analysis of the preneed market and of the characteristics of our particular block of business.  Underwritten and guaranteed issue options are available.

We also market the Heritage Final Expense II product as a replacement for our original Heritage Final Expense product sold in the final expense markets.  The Heritage Final Expense II product incorporates the 2001 CSO table while also improving the marketability and profitability of the product.

The products within our traditional and universal life line have been updated to incorporate the 2001 CSO table while enhancing the marketability and profitability of these products.  The HLW Choice Whole Life replaced the Life Paid Up at 95 and the Heritage Protector IV replaced the Heritage Protector III.

Investors Heritage Life continues to market its third-party administrative (“TPA”) services as an additional revenue source.  We currently have nine TPA clients for which we provide tailored services to meet each client’s individual business needs. We have been able to perform services for these clients using our existing in-house resources.

Our primary uses of cash are ongoing operating expenses, debt service and dividend payments. Our principal sources of cash are the dividends paid to us by Investors Heritage Life and Investors Heritage Financial in addition to rent paid by Investors Heritage Life under the terms of a building lease. Investors Heritage Life’s principal sources of cash are proceeds received from the sale of life insurance policies, administrative service fees and investment income, including realized gains (losses), less interest credited and benefits to policyholders and expenses.

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

Investments in Fixed Maturities, Equity Securities and Mortgage Loans
We hold fixed maturities and equity interests in a variety of companies.  Additionally, we originate, underwrite and manage mortgage loans.  We continuously evaluate all of our investments based on current economic conditions, credit loss experience and other developments.  We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in value is other-than-temporary in nature.  This determination involves a degree of uncertainty.  If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders’ equity. If a decline in a security’s fair value is considered to be other-than-temporary, we then determine the proper treatment for the other-than-temporary impairment.  For fixed maturities, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security.  For equity securities, the amount of any other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security.

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

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments
Investors Heritage Life maintains a sound, conservative investment strategy. At March 31, 2011, 90.8% of invested assets consisted of fixed income securities compared to 90.4% at December 31, 2010. At March 31, 2011 and December 31, 2010, Investors Heritage Life’s fixed income investments were 99.0% investment grade as rated by Standard & Poor’s.

We have reviewed our investment portfolio and do not believe that there are additional securities that are other-than-temporarily impaired at March 31, 2011 beyond the impairments already taken in previous periods.  None of Investors Heritage Life’s fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.  We recorded no other-than-temporary impairment charges in the consolidated statements of income during the quarters ended March 31, 2011 and 2010.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments.  As of March 31, 2011, we have only one CMO, with a fair value of approximately $61,000, which has any level of direct subprime exposure.  Based on our analysis, we believe this investment is of high quality and expect no losses as a result of the current subprime concerns.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending, with approximately 99.9% of these investments being in commercial properties. All mortgage loans are either originated in-house or through two mortgage brokers, and all loans are secured by first mortgages on the real estate.  Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required.  We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, reviewing larger mortgage loans on an annual basis and diversifying the portfolio by property type.  At March 31, 2011, 5.5% of invested assets consisted of mortgage loans compared to 5.7% at December 31, 2010. We anticipate maintaining a similar to slightly higher percentage of mortgage loans to total invested assets into the near future. As of March 31, 2011, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 180 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

Liquidity and Capital Resources
Premiums, which include mortality and expense charges, investment income and administrative service fees are Investors Heritage Life’s primary sources of cash flow used to meet short-term and long-term cash requirements.

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

Investors Heritage Capital’s principal sources of cash flow are rental income and dividends from its subsidiaries. Investors Heritage Capital’s principal long-term obligations are payments on long-term debt.

During the first quarter of 2011, we paid the remaining outstanding balance on a promissory note issued to one of our stockholders for the purchase of common stock held under a right of first refusal.

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement.  Management has assessed our position and as of March 31, 2011, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview
Premiums earned (net of reinsurance) were $9,306,255 for the first quarter of 2011 (an increase of 17.7% compared to the first quarter of 2010).  This increase is predominantly due to increased sales of our current product offerings in addition to premiums received on the recently acquired Texas block of business.  Our current product offerings are performing well, although current economic conditions continue to limit disposable income typically used as a source for new sales in many of our markets.

Net investment income was $4,226,594 for the first quarter of 2011 (a decrease of 0.9% compared to the first quarter of 2010).  The current economic environment continues to put significant pressure on new investment yields.

Net realized gains (losses) were ($5,989) and $72,811 for the three month periods ended March 31, 2011 and 2010, respectively.  These gains (losses) were recognized in the normal course of business, and we experienced no other-than-temporary impairments during the quarters ended March 31, 2011 and 2010.

Consideration on reinsurance assumed totaled $13,117 for the quarter ended March 31, 2011 compared to no such revenue for the quarter ended March 31, 2010.  This amount represented a payment from the Texas Life, Accident, Health, and Hospital Service Insurance Guaranty Association in settlement of certain additional policy liabilities determined to be assumed within the context of the Texas Memorial Life Insurance Company transaction completed during 2010.

Other income was $413,615 for the first quarter of 2011 (an increase of 31.9% compared to the first quarter of 2010).  Our revenues received from our TPA arrangements have significantly increased over the same period in the prior year due to new relationships as well as expanded activity in one current relationship.

Total revenue was $13,953,592 for the first quarter of 2011 (an increase of 11.1% compared to the first quarter of 2010).

Total benefits and expenses were $13,895,438 for the first quarter of 2011 (an increase of 6.1% compared to the first quarter of 2010).  This increase is primarily driven by the increase in reserves relative to our increased sales volume as well as increased claims associated with our higher sales volume and larger policy count derived from the assumption of the Texas Memorial block of life insurance policies during the third quarter of 2010.

After providing for federal income taxes, our net income was $40,343 with net income per share of $0.04 for the first quarter of 2011 as compared to a net loss of $394,144 and a net loss per share of $0.35 for the first quarter of 2010.

We declared a dividend of $0.18 per share on February 10, 2011 to shareholders of record on March 18, 2011. This dividend was paid on April 7, 2011.

Business Segments
FASB guidance requires a "management approach" in the presentation of business segments based on how management internally evaluates the operating performance of business units.  Effective December 31, 2010, we changed the way we manage and view our segments.  We changed our previous segment entitled “Credit Insurance and Administrative Services” to be “Administrative and Financial Services”.  Given that our credit insurance income is now driven by administrative fees and our focus on third party administration, we have combined these revenue streams into a distinct segment.  Third party administration fees were previously reported within the “Corporate and Other” segment.  Additionally, we now allocate realized gains (losses), including the effects of other-than-temporary impairments, across our product lines rather than accumulating them within the “Corporate and Other” segment.  The discussion of segment operating results that follows is being provided based on segment data prepared using this methodology.  For comparability, 2010 segment information has been revised to conform to current year presentation.

Preneed & Burial Products
Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $10,721,442 for the first quarter of 2011 (an increase of 12.0% compared to the first quarter of 2010).  This increase is predominantly due to the previously mentioned stronger sales and premiums generated from the acquisition of the Texas Memorial block of insurance policies, which were somewhat offset by lower investment yields.  Pre-tax loss from operations was $297,054 and $265,893 for the three month periods ended March 31, 2011 and 2010, respectively.  The higher current year pre-tax loss was driven by the previously mentioned reserve increases and higher claims in this segment as well as crediting rate spread pressure due to lower investment income yields.

Traditional & Universal Life Products
Traditional and Universal Life Products include traditional life and group life insurance products, certain annuities and universal life products.  Revenues for this segment were $2,696,066 for the first quarter of 2011 (an increase of 5.7% compared to the first quarter of 2010).  Revenues on this segment are primarily derived from the sale of term insurance products through banks, for which demand fluctuates along with economic conditions. While consumer credit markets remain tight, our recent products have performed well.  Pre-tax income (loss) from operations was $238,739 and ($214,144) for the three month periods ended March 31, 2011 and 2010, respectively.  The increase in pre-tax income was primarily attributable to improved claims within this segment along with the increase in sales.

Administrative & Financial Services
Administrative and Financial Services includes the administration of credit life and credit accident and health insurance products. We reinsure 100% of the related underwriting risk currently produced within this segment.  Accordingly, credit product revenue is generated primarily from initiation fees as well as fees for servicing and administering the credit business for our reinsurers. Because the credit product revenue is fee-based, performance is in direct relation to new premium production coupled with fees generated as premiums are earned. Premium production within this segment is also significantly affected by economic conditions within our credit markets, particularly Kentucky.

In addition to credit administration, this segment includes fees generated relative to our third party administrative relationships.  We currently provide tailored administrative services for nine unaffiliated companies, comprised of five life insurance companies and four holding companies.  Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting, actuarial services and policy administration.

Revenues for this segment were $361,807 for the first quarter of 2011 (an increase of 40.1% compared to the first quarter of 2010).  Pre-tax income from operations was $55,588 and $41,945 for the three month periods ended March 31, 2011 and 2010, respectively.  These increases in revenue and pre-tax income are primarily related to the increase in service fees generated from our third party administration relationships compared to the prior period.

Corporate & Other
Corporate and Other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $174,277 and $181,853 for the three month periods ended March 31, 2011 and 2010, respectively.  Pre-tax income (loss) from operations was $60,881 and ($103,613) for the three month periods ended March 31, 2011 and 2010, respectively.  While revenues were comparable between periods, pre-tax income was positively impacted by improved earnings within the non-life subsidiaries, most significantly within Investors Heritage Printing.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, less than 1% of our consolidated revenues were generated by those subsidiaries.  During the first three months of 2011, Investors Heritage Capital received no dividends from Investors Heritage Financial and no distributions from At Need Funding.  However, we anticipate dividend payments from Investors Heritage Financial and distributions from At Need Funding during the remainder of 2011.

Federal Income Taxes
The provision (benefit) for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Our effective tax rate was 30.6% and 27.2% for the quarters ended March 31, 2011 and 2010, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of March 31, 2011.

FORWARD LOOKING INFORMATION

We caution readers regarding certain forward-looking statements contained in this report and in any other statements made by us or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as “expect”, “anticipate”, “believe” or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent our beliefs concerning future levels of sales and redemptions of Investors Heritage Life’s products, investment spreads and yields, or our earnings and profitability.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of management, including our Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no changes in our internal control over financial reporting identified by that evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during this most recent quarter or subsequent to the date we carried out our evaluation.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 12, 2011, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: May 12, 2011	President

BY: /s/Raymond L. Carr
Raymond L. Carr
DATE: May 12, 2011	Vice President - Chief Financial Officer