Form 10-Q
period 2011-06-30
Investors Heritage Capital Corp
filed 2011-08-15
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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
Yes ☒    No ☐

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

Number of outstanding shares as of August 8 , 2011 - 1,152,736.876

CONTENTS

	PART I – FINANCIAL INFORMATION
		Page
ITEM 1.	Condensed Consolidated Financial Statements	3
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 4.	Controls and Procedures	29

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	30
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
ITEM 3.	Defaults Upon Senior Securities	30
ITEM 4.	(Removed and Reserved)	30
ITEM 5.	Other Information	30
ITEM 6.	Exhibits	30

SIGNATURES		31

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I – FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $298,494,118 and $295,589,089)	$319,386,701	$313,456,262
Equity securities (cost: $3,877,775 and $3,877,775)	4,759,212	4,524,771
Mortgage loans on real estate	19,316,928	19,817,478
Policy loans	7,031,689	6,949,374
Other long-term investments	1,491,022	1,454,232
Short-term investments	-	491,041
Total investments	351,985,552	346,693,158

Cash and cash equivalents	2,846,344	2,647,798
Accrued investment income	3,948,770	3,926,591
Due premiums	3,585,413	3,772,069
Deferred acquisition costs	16,967,341	17,450,827
Value of business acquired	774,060	867,881
Leased property under capital leases	60,861	72,461
Property and equipment	1,932,871	1,582,958
Cash value of company-owned life insurance	9,136,785	9,021,432
Other assets	792,874	444,340
Amounts recoverable from reinsurers	43,537,477	44,109,932
Total assets	$435,568,348	$430,589,447

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$350,844,428	$348,745,910
Unearned premium reserves	8,846,498	8,726,074
Policy claims	1,782,715	1,887,136
Liability for deposit-type contracts	2,891,275	2,791,261
Reserves for dividends and endowments and other	512,401	535,918
Total policy liabilities	364,877,317	362,686,299
Deferred federal income tax liability	7,610,077	6,598,944
Obligations under capital leases	55,471	57,808
Notes payable	1,737,390	2,533,955
Accrued pension liability	5,081,267	5,606,631
Other liabilities	2,875,496	1,933,347
Total liabilities	382,237,018	379,416,984

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,153,570 and 1,151,817)	1,153,570	1,151,817
Paid-in surplus	8,832,222	8,801,514
Accumulated other comprehensive income	9,742,882	7,482,092
Retained earnings	33,602,656	33,737,040
Total stockholders' equity	53,331,330	51,172,463
Total liabilities and stockholders' equity	$435,568,348	$430,589,447

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE
Premiums and other considerations	$13,871,375	$10,735,643	$25,529,018	$20,013,827
Premiums ceded	(2,797,994)	(2,223,189)	(5,149,382)	(3,592,601)
Net premiums earned	11,073,381	8,512,454	20,379,636	16,421,226

Investment income, net of expenses	4,216,000	4,251,553	8,442,594	8,515,123
Net realized investment gains on investments:
Total other-than-temporary impairment losses	-	-	-	-
Portion of loss recognized in other comprehensive income	-	-	-	-
Other net realized investment gains	44,345	504,919	38,356	577,730
Net realized investment gains on investments	44,345	504,919	38,356	577,730
Consideration on reinsurance assumed	-	-	13,117	-
Other income	394,949	1,290,788	808,564	1,604,338
Total revenue	15,728,675	14,559,714	29,682,267	27,118,417

BENEFITS AND EXPENSES
Death and other benefits	8,462,276	7,417,817	17,353,395	15,921,530
Guaranteed annual endowments	136,825	139,932	256,365	266,171
Dividends to policyholders	141,393	141,906	253,572	259,639
Increase in benefit reserves and unearned premiums	3,037,449	1,684,866	4,128,752	2,413,951
Acquisition costs deferred	(1,500,276)	(1,178,687)	(2,626,218)	(2,290,724)
Amortization of deferred acquisition costs	1,631,356	1,414,617	2,992,218	2,698,544
Commissions	935,734	650,784	1,533,247	1,237,652
Other general and administrative expenses	2,843,493	2,597,562	5,692,357	5,462,442
Total benefits and expenses	15,688,250	12,868,797	29,583,688	25,969,205

INCOME BEFORE FEDERAL INCOME TAXES	40,425	1,690,917	98,579	1,149,212

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	58,721	70,197	163,164	59,385
Deferred	(46,339)	318,699	(132,971)	181,950
Total federal income taxes	12,382	388,896	30,193	241,335

NET INCOME	$28,043	$1,302,021	$68,386	$907,877

BASIC AND DILUTED NET INCOME PER SHARE	$0.02	$1.14	$0.06	$0.79

DIVIDENDS PER SHARE	$-	$-	$0.18	$0.13

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income	Earnings	Equity

BALANCE, JANUARY 1, 2010	$1,141,767	$8,716,135	$4,495,103	$31,321,874	$45,674,879

Comprehensive income:
Net income	-	-	-	907,877	907,877
Change in net unrealized appreciation on available-for-sale securities	-	-	6,801,338	-	6,801,338
Change in unrealized pension benefits	-	-	129,172	-	129,172
Change in fair value of hedging instrument	-	-	2,358	-	2,358
Total comprehensive income					7,840,745
Cash dividends	-	-	-	(160,821)	(160,821)
Issuances of common stock, net	10,050	85,379	-	125,113	220,542
BALANCE, JUNE 30, 2010	$1,151,817	$8,801,514	$11,427,971	$32,194,043	$53,575,345

BALANCE, JANUARY 1, 2011	$1,151,817	$8,801,514	$7,482,092	$33,737,040	$51,172,463

Comprehensive income:
Net income	-	-	-	68,386	68,386
Change in net unrealized appreciation on available-for-sale securities	-	-	2,087,521	-	2,087,521
Change in unrealized pension benefits	-	-	173,269	-	173,269
Total comprehensive income					2,329,176
Cash dividends	-	-	-	(207,999)	(207,999)
Issuances of common stock, net	1,753	30,708	-	5,229	37,690
BALANCE, JUNE 30, 2011	$1,153,570	$8,832,222	$9,742,882	$33,602,656	$53,331,330

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2011	2010

NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,428,539	$3,860,365

INVESTING ACTIVITIES
Securities available-for-sale:
Purchases	(20,455,934)	(21,934,551)
Sales and maturities	17,304,871	17,778,855
Other investments:
Cost of acquisitions	(1,851,662)	(2,271,057)
Sales and maturities	2,725,629	1,402,503
Net additions to property and equipment	(489,394)	(95,241)

NET CASH USED IN INVESTING ACTIVITIES	(2,766,490)	(5,119,491)
FINANCING ACTIVITIES
Receipts from universal life policies credited to policyholder account balances	2,896,720	2,945,168
Return of policyholder account balances on universal life policies	(4,393,349)	(4,948,559)
Payments on notes payable	(2,759,133)	(1,854,351)
Proceeds from notes payable	1,962,568	1,342,895
Dividends paid	(207,999)	(160,821)
Issuances of common stock, net	37,690	220,542

NET CASH USED IN FINANCING ACTIVITIES	(2,463,503)	(2,455,126)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	198,546	(3,714,252)
Cash and cash equivalents at beginning of period	2,647,798	5,730,782
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,846,344	$2,016,530

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 1 - Nature of Operations
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

NOTE 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2010, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management has evaluated all events subsequent to June 30, 2011 through the date that these financial statements have been issued.

NOTE 3 – New Accounting Pronouncements
In October 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  Under the new guidance, acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising. This change is effective for fiscal years beginning after December 15, 2011 and interim periods within those years. Early adoption as of the beginning of a fiscal year is permitted. The guidance is to be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. We plan to adopt this guidance effective January 1, 2012. We are in the process of assessing the impact of the guidance on our financial statements; however, we currently do not expect to experience a significant impact as a result of this new guidance.

In May 2011, the FASB issued new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011 and no early adoption is permitted. The Company is currently evaluating this guidance; however, we currently do not expect to experience a significant impact as a result of this new guidance.

In June 2011, the FASB issued updated guidance to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in stockholders’ equity.  The updated guidance requires that all non-owner changes in stockholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements.  The updated guidance is to be applied retrospectively and is effective for the quarter ending March 31, 2012.  Early adoption is permitted.  The updated guidance will result in a change in the presentation of the Company’s financial statements but will not have any impact on the Company’s results of operations, financial position or liquidity.

NOTE 4 – Investments
Investments in available-for-sale securities are summarized as follows:

		Gross	Gross
June 30, 2011	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$35,947,580	$2,269,006	$-	$38,216,586
States and political subdivisions	46,983,721	2,849,215	159,027	49,673,909
Corporate	143,322,677	10,434,159	244,822	153,512,014
Foreign	21,275,472	2,174,669	111,711	23,338,430
Asset-backed securities	5,290,300	467,982	-	5,758,282
Mortgage-backed securities (MBS):
Commercial MBS	8,673,390	433,217	-	9,106,607
Residential MBS	37,000,978	2,795,414	15,519	39,780,873
Total fixed maturity securities	298,494,118	21,423,662	531,079	319,386,701
Equity securities:
U.S. agencies	552,800	-	-	552,800
Mutual funds	2,106,380	637,859	-	2,744,239
Nonredeemable corporate preferred	990,000	10,310	-	1,000,310
Corporate common stock	228,595	233,268	-	461,863
Total equity securities	3,877,775	881,437	-	4,759,212
Total	$302,371,893	$22,305,099	$531,079	$324,145,913

		Gross	Gross
December 31, 2010	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$36,241,751	$2,039,206	$459	$38,280,498
States and political subdivisions	46,017,006	1,586,463	560,751	47,042,718
Corporate	141,595,890	9,591,286	513,357	150,673,819
Foreign	20,326,137	2,331,581	128,818	22,528,900
Asset-backed securities	5,719,748	477,989	1,533	6,196,204
Mortgage-backed securities (MBS):
Commercial MBS	8,061,043	363,836	-	8,424,879
Residential MBS	37,627,514	2,731,312	49,582	40,309,244
Total fixed maturity securities	295,589,089	19,121,673	1,254,500	313,456,262
Equity securities:
U.S. agencies	552,800	-	-	552,800
Mutual funds	2,106,380	472,991	8,146	2,571,225
Nonredeemable corporate preferred	990,000	-	42,810	947,190
Corporate common stock	228,595	226,533	1,572	453,556
Total equity securities	3,877,775	699,524	52,528	4,524,771
Total	$299,466,864	$19,821,197	$1,307,028	$317,981,033

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	June 30, 2011			December 31, 2010
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$-	$-	-	$155,391	$459	2
States and political subdivisions	8,450,258	159,027	10	15,633,403	560,751	21
Corporate	15,042,354	244,822	13	14,585,855	438,252	11
Asset-backed securities	-	-	-	446,468	1,533	2
Residential MBS	1,648,449	15,519	1	2,784,372	49,582	2
Greater than 12 months:
Corporate	-	-	-	1,926,720	75,105	2
Foreign	865,120	111,711	1	846,630	128,818	1
Total fixed maturities	26,006,181	531,079	25	36,378,839	1,254,500	41

Equities:
Less than 12 months:
Mutual funds	-	-	-	310,138	8,146	1
Nonredeemable corporate preferred	-	-	-	947,190	42,810	1
Corporate common stock	-	-	-	109,556	1,572	1
Total equities	-	-	-	1,366,884	52,528	3

Total	$26,006,181	$531,079	25	$37,745,723	$1,307,028	44

As of June 30, 2011, all of the above fixed maturity securities individually had a fair value to cost ratio equal to or greater than 88% and the equity securities had a fair value to cost ratio equal to or exceeding 100%.  As of December 31, 2010, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 86% and the equity securities noted above had a fair value to cost ratio of over 95%.  At June 30, 2011 and December 31, 2010, the Company’s fixed maturity securities were 98.9% and 99.0% investment grade, respectively, as rated by Standard & Poor’s.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer.  The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value.  For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains (losses) in the consolidated statements of income.  Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost.  Based on our review, the Company experienced no other-than-temporary impairments during the quarters or six months ended June 30, 2011 or 2010.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	June 30,	December 31,
	2011	2010

Net unrealized appreciation on available-for sale securities	$21,774,020	$18,514,169
Adjustment to deferred acquisition costs	(880,707)	(763,222)
Deferred income taxes	(7,334,112)	(6,279,267)
Net unrealized appreciation on available-for sale securities	$13,559,201	$11,471,680

The amortized cost and fair value of fixed maturity securities at June 30, 2011, by contractual maturity, are presented below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$17,107,105	$17,471,440
Due after one year through five years	76,409,330	82,355,702
Due after five years through ten years	91,263,728	98,909,270
Due after ten years	68,039,587	71,762,809
Due at multiple maturity dates	45,674,368	48,887,480
Total	$298,494,118	$319,386,701

Proceeds for the quarters ended June 30, 2011 and 2010 from sales and maturities of investments in available-for-sale securities were $6,308,399 and $9,285,335, respectively.  Gross gains of $44,345 and $504,919 and no gross losses were realized on those sales during the quarters ended June 30, 2011 and 2010, respectively.  Proceeds for the six months ended June 30, 2011 and 2010 from sales and maturities of investments in available-for-sale securities were $17,304,871 and $17,778,855, respectively.  Gross gains of $44,611 and $582,329 and gross losses of $6,255 and $4,599 were realized on those sales during the six months ended June 30, 2011 and 2010, respectively.

Presented below is investment information, including the accumulated quarter and year-to-date change in net unrealized investment gains or losses.  Additionally, the table shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities for the quarters and six months ended June 30, 2011 and 2010.

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Change in unrealized investment gains (losses):
Available-for-sale:
Fixed maturities	$4,591,251	$7,299,640	$3,025,410	$10,673,288
Equity securities	(9,297)	(202,346)	234,441	(69,754)
Realized investment gains:
Available-for-sale:
Fixed maturities	$44,345	$504,919	$38,356	$577,730
Equity securities	-	-	-	-

Major categories of net investment income are summarized as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fixed maturities	$3,924,849	$3,919,855	$7,873,754	$7,846,800
Mortgage loans on real estate	313,564	368,948	640,011	746,502
Other	216,764	189,552	407,188	375,424
	4,455,177	4,478,355	8,920,953	8,968,726
Investment expenses	239,177	226,802	478,359	453,603
	$4,216,000	$4,251,553	$8,442,594	$8,515,123

NOTE 5 – Fair Values of Financial Instruments
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

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, respectively.

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$38,216,586	$-	$38,216,586
States and political subdivisions	-	49,673,909	-	49,673,909
Corporate	-	151,345,182	2,166,832	153,512,014
Foreign	-	23,338,430	-	23,338,430
Asset-backed securities	-	5,758,282	-	5,758,282
Mortgage-backed securities:
Commercial MBS	-	9,106,607	-	9,106,607
Residential MBS	-	39,780,873	-	39,780,873
Total fixed maturities	$-	$317,219,869	$2,166,832	$319,386,701

Equity securities:
U.S. agencies	$552,800	$-	$-	$552,800
Mutual funds	2,744,239	-	-	2,744,239
Nonredeemable corporate preferred	-	1,000,310	-	1,000,310
Corporate common stock	117,863	-	344,000	461,863
Total equity securities	$3,414,902	$1,000,310	$344,000	$4,759,212

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$38,280,498	$-	$38,280,498
States and political subdivisions	-	47,042,718	-	47,042,718
Corporate	-	150,673,819	-	150,673,819
Foreign	-	22,528,900	-	22,528,900
Asset-backed securities	-	5,808,341	387,863	6,196,204
Mortgage-backed securities:
Commercial MBS	-	8,424,879	-	8,424,879
Residential MBS	-	40,309,244	-	40,309,244
Total fixed maturities	$-	$313,068,399	$387,863	$313,456,262

Equity securities:
U.S. agencies	$552,800	$-	$-	$552,800
Mutual funds	2,571,225	-	-	2,571,225
Nonredeemable corporate preferred	-	947,190	-	947,190
Corporate common stock	109,556	-	344,000	453,556
Total equity securities	$3,233,581	$947,190	$344,000	$4,524,771

At June 30, 2011, Level 3 financial instruments consisted of three corporate fixed maturities and one common stock, where trading has been limited.  At December 31, 2010, Level 3 financial instruments consisted of one asset-backed security and one common stock, where trading has been limited.  The fair values for these securities were primarily determined through the use of non-binding broker quotes and internal models using unobservable assumptions about market participants.  Fair values for Level 1 and Level 2 assets are primarily based on quoted prices in the market obtained via pricing services, which use observable inputs in developing such rates.

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the quarters and six months ended June 30, 2011 and 2010, respectively.

	Quarter Ended June 30, 2011
	U.S.		Asset-	Corporate
	Government		Backed	Common
	Obligations	Corporate	Securities	Stock	Total
Beginning balance	$-	$2,102,655	$-	$344,000	$2,446,655
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Total gains or losses:
Included in earnings	-	-	-	-	-
Included in other comprehensive income	-	63,774	-	-	63,774
Purchases	-	-	-	-	-
Sales	-	403	-	-	403
Ending balance	$-	$2,166,832	$-	$344,000	$2,510,832

	Quarter Ended June 30, 2010
	U.S.		Asset-	Corporate
	Government		Backed	Common
	Obligations	Corporate	Securities	Stock	Total
Beginning balance	$-	$4,571,312	$411,077	$344,000	$5,326,389
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	(411,077)	-	(411,077)
Total gains or losses:
Included in earnings	-	-	-	-	-
Included in other comprehensive income	49,092	313,644	-	-	362,736
Net purchases (sales)	997,188	-	-	-	997,188
Ending balance	$1,046,280	$4,884,956	$-	$344,000	$6,275,236

	Six Months Ended June 30, 2011
	U.S.		Asset-	Corporate
	Government		Backed	Common
	Obligations	Corporate	Securities	Stock	Total
Beginning balance	$-	$-	$387,863	$344,000	$731,863
Transfers into Level 3	-	1,701,785	-	-	1,701,785
Transfers out of Level 3	-	-	(387,863)	-	(387,863)
Total gains or losses:
Included in earnings	-	-	-	-	-
Included in other comprehensive income	-	98,308	-	-	98,308
Purchases	-	400,000	-	-	400,000
Sales	-	(33,261)	-	-	(33,261)
Ending balance	$-	$2,166,832	$-	$344,000	$2,510,832

	Six Months Ended June 30, 2010
	U.S.		Asset-	Corporate
	Government		Backed	Common
	Obligations	Corporate	Securities	Stock	Total
Beginning balance	$775,000	$4,573,606	$436,855	$342,400	$6,127,861
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	(775,000)	-	(411,077)	-	(1,186,077)
Total gains or losses:
Included in earnings	-	-	-	-	-
Included in other comprehensive income	49,092	423,818	11,923	1,600	486,433
Net purchases (sales)	997,188	(112,468)	(37,701)	-	847,019
Ending balance	$1,046,280	$4,884,956	$-	$344,000	$6,275,236

The Company experienced no transfers between Level 1 and Level 2 during the quarter or six months ended June 30, 2011.  The Company experienced no transfers between Level 2 and Level 3 during the quarter ended June 30, 2011.  The Company had one asset-backed security that transferred from Level 3 to Level 2 during the six months ended June 30, 2011.  The Company had two corporate fixed maturities which transferred from Level 2 to Level 3 during the six months ended June 30, 2011.  The Company had one transfer of a nonredeemable preferred stock from Level 1 to Level 2 during the quarter and six months ended June 30, 2010.  Trading for this preferred stock was limited, which restricts the use of Level 1 inputs into pricing.  The Company had one U.S. government obligation which transferred from Level 3 to Level 2 during the quarter ended March 31, 2010 as well as one asset-backed security which transferred from Level 3 to Level 2 during the quarter ended June 30, 2010.  Transfers in and/or (out) of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

The unrealized gains (losses) on Level 3 investments are recorded as a component of accumulated other comprehensive income (loss), net of tax, in accordance with required accounting for our available-for-sale portfolio.

The following disclosure contains the estimated fair values of financial instruments, as of June 30, 2011 and December 31, 2010.  The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.  However, considerable judgment was required to interpret market data to develop these estimates.  Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange.  The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Fixed maturities	$319,386,701	$319,386,701	$313,456,262	$313,456,262
Equity securities	4,759,212	4,759,212	4,524,771	4,524,771
Mortgage loans on real estate:
Commercial	19,293,951	19,872,750	19,792,428	20,524,312
Residential	22,977	24,039	25,050	26,498
Policy loans	7,031,689	7,031,689	6,949,374	6,949,374
Other long-term investments	1,491,022	1,491,022	1,454,232	1,454,232
Short-term investments	-	-	491,041	491,041
Cash and cash equivalents	2,846,344	2,846,344	2,647,798	2,647,798
Accrued investment income	3,948,770	3,948,770	3,926,591	3,926,591
Cash value of company-owned life insurance	9,136,785	9,136,785	9,021,432	9,021,432

Liabilities:
Policyholder deposits (Investment-type contracts)	$54,365,958	$53,336,688	$54,276,322	$52,169,944
Policy claims	1,782,715	1,782,715	1,887,136	1,887,136
Obligations under capital leases	55,471	55,471	57,808	57,808
Notes payable	1,737,390	1,702,887	2,533,955	2,489,222

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

NOTE 6 - Earnings per Share
Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended June 30, 2011 and 2010 were 1,151,991 and 1,145,505, respectively.  The weighted average number of shares outstanding for the six months ended June 30, 2011 and 2010 were 1,151,904 and 1,145,330, respectively.

NOTE 7 - Segment Data
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

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue:
Preneed and burial products	$10,504,369	$10,608,389	$21,225,811	$20,177,429
Traditional and universal life products	4,722,987	2,602,390	7,419,053	5,151,875
Administrative and financial services	299,920	318,263	661,727	576,588
Corporate and other	201,399	1,030,672	375,676	1,212,525
	$15,728,675	$14,559,714	$29,682,267	$27,118,417

Pre-tax income (loss) from operations:
Preneed and burial products	$(115,817)	$639,847	$(412,871)	$373,954
Traditional and universal life products	253,807	250,466	492,546	36,322
Administrative and financial services	14,668	50,043	70,256	91,988
Corporate and other	(112,233)	750,561	(51,352)	646,948
	$40,425	$1,690,917	$98,579	$1,149,212

NOTE 8 – Federal Income Taxes
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

NOTE 9 – Comprehensive Income
The components of comprehensive income, net of related federal income taxes, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Total net unrealized gains arising during the period	$2,945,601	$5,056,207	$2,125,877	$7,379,068
Less: Net realized investment gains (losses)	44,345	504,919	38,356	577,730
Net unrealized gains	2,901,256	4,551,288	2,087,521	6,801,338
Change in unrealized pension benefits	86,635	64,586	173,269	129,172
Change in fair value of hedging instrument	-	-	-	2,358
Net income	28,043	1,302,021	68,386	907,877
Total comprehensive income	$3,015,934	$5,917,895	$2,329,176	$7,840,745

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

NOTE 10 – Employee Benefit Plans
We sponsor a noncontributory defined benefit pension plan which covers substantially all employees. Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service. Benefits are funded based on actuarially-determined amounts.

The following table provides the components of our net periodic benefit cost:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Service cost	$130,194	$94,571	$260,388	$189,142
Interest cost	252,986	237,615	505,972	475,230
Expected return on plan assets	(285,862)	(241,865)	(571,724)	(483,730)
Recognized net loss	131,264	97,857	262,528	195,715
Net periodic benefit cost	$228,582	$188,178	$457,164	$376,357

We previously disclosed in our financial statements for the year ended December 31, 2010 that we expected to contribute $1,440,000 to our pension plan in 2011. As of June 30, 2011, $720,000 had been contributed. We presently anticipate contributing an additional $720,000 to fund our pension plan in 2011.

NOTE 11 – Subsequent Event
During the third quarter of 2011, the Company assumed the covered obligations of the Texas Life, Accident, Health, and Hospital Service Insurance Guaranty Association related to a block of preneed policies originally issued by Memorial Service Life Insurance Company.  The Company received cash in exchange for assuming the covered obligations.  The Company received cash of $94,149,551 and assumed estimated net policy liabilities totaling approximately $94,510,000, with an asset recognized for value of business acquired of approximately $358,000.  The value of business acquired will be amortized in proportion with the expected profit generated on the underlying life insurance policies.  These amounts are subject to change based on the accounting and final settlement of the transaction performed 90 days from closing, although any adjustment is not currently expected to be significant to the overall transaction.

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

During the second quarter of 2011, after over a year of development effort, we began marketing policies in partnership with Puritan Financial Corporation.  These products – the Heritage Solution, a single premium life policy, and the Heritage Provider, a ten pay whole life and single premium immediate annuity combination – are geared toward wealth preservation in the senior market.  Premium generated in the second quarter of 2011 from this partnership totaled $2,031,931.

Investors Heritage Life continues to market its third-party administrative (“TPA”) services as an additional revenue source.  We currently have nine TPA clients for which we provide tailored services to meet each client’s individual business needs. We have been able to perform services for these clients using our existing in-house resources.

During the third quarter of 2011, we assumed the covered obligations of the Texas Life, Accident, Health, and Hospital Service Insurance Guaranty Association related to a block of preneed policies originally issued by Memorial Service Life Insurance Company.  We received cash in exchange for assuming the covered obligations.  As of the close date, we received cash of $94,149,551 and assumed estimated net policy liabilities totaling approximately $94,510,000, with an asset recognized for value of business acquired of approximately $358,000.  The value of business acquired will be amortized in proportion with the expected profit generated on the underlying life insurance policies.  These amounts are subject to change based on the accounting and final settlement of the transaction performed 90 days from closing, although any adjustment is not currently expected to be significant to the overall transaction.  We expect this acquisition to benefit us by lowering our per policy fixed expenses as well as provide long-term profitability within the block of business.

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

In June 2011, the FASB issued updated guidance to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in stockholders’ equity.  The updated guidance requires that all non-owner changes in stockholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements.  The updated guidance is to be applied retrospectively and is effective for the quarter ending March 31, 2012.  Early adoption is permitted.  The updated guidance will result in a change in the presentation of the Company’s financial statements but will not have any impact on the Company’s results of operations, financial position or liquidity.

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments
Investors Heritage Life maintains a sound, conservative investment strategy. At June 30, 2011, 90.7% of invested assets consisted of fixed income securities compared to 90.4% at December 31, 2010. At June 30, 2011 and December 31, 2010, Investors Heritage Life’s fixed income investments were 98.9% investment grade as rated by Standard & Poor’s.

We have reviewed our investment portfolio and do not believe that there are additional securities that are other-than-temporarily impaired at June 30, 2011 beyond the impairments already taken in previous periods.  None of Investors Heritage Life’s fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.  We recorded no other-than-temporary impairment charges in the consolidated statements of income during the quarters or six months ended June 30, 2011 and 2010.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments.  As of June 30, 2011, we have only one CMO, with a fair value of approximately $60,000, which has any level of direct subprime exposure.  Based on our analysis, we believe this investment is of high quality and expect no losses as a result of the current subprime concerns.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending, with approximately 99.9% of these investments being in commercial properties. All mortgage loans are either originated in-house or through two mortgage brokers, and all loans are secured by first mortgages on the real estate.  Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required.  We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, reviewing larger mortgage loans on an annual basis and diversifying the portfolio by property type.  At June 30, 2011, 5.5% of invested assets consisted of mortgage loans compared to 5.7% at December 31, 2010. We anticipate maintaining a similar to slightly higher percentage of mortgage loans to total invested assets into the near future. As of June 30, 2011, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 180 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement.  Management has assessed our position and as of June 30, 2011, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview
Premiums earned (net of reinsurance) were $11,073,381 for the second quarter of 2011 (an increase of 30.1% compared to the second quarter of 2010) and $20,379,636 for the six months ended June 30, 2011 (an increase of 24.1% compared to the corresponding period in 2010).  This increase is predominantly due to increased sales of our current product offerings, including the new Puritan product offering introduced during the second quarter of 2011, in addition to premiums received on the recently acquired Texas block of business.  Our current product offerings are performing well, although current economic conditions continue to limit disposable income typically used as a source for new sales in many of our markets.

Net investment income was $4,216,000 for the second quarter of 2011 (a decrease of 0.8% compared to the second quarter of 2010) and $8,442,594 for the six months ended June 30, 2011 (a decrease of 0.9% compared to the corresponding period in 2010).  The current economic environment continues to put significant pressure on new investment yields.

Net realized gains were $44,345 and $38,356 for the three and six month periods ended June 30, 2011, respectively, compared with $504,919 and $577,730 for the three and six month periods ended June 30, 2010, respectively.  The large gains recognized in 2010 relate to those taken on our previously impaired Lehman bonds which were sold coupled with other gains taken to help offset the tax loss associated with the Lehman bonds.  The activity during 2011 is all in the normal course of business, and we experienced no other-than-temporary impairments during the three and six month periods ended June 30, 2011 and 2010.

Consideration on reinsurance assumed totaled $0 and $13,117 for the three and six month periods ended June 30, 2011 compared to no such revenue for the comparable periods ended June 30, 2010.  This amount represented a payment from the Texas Life, Accident, Health, and Hospital Service Insurance Guaranty Association in settlement of certain additional policy liabilities determined to be assumed within the context of the Texas Memorial Life Insurance Company transaction completed during 2010.

Other income was $394,949 for the second quarter of 2011 (a decrease of 69.4% compared to the second quarter of 2010) and $808,564 for the six months ended June 30, 2011 (a decrease of 49.6% compared to the corresponding period in 2010).  These decreases are due to the proceeds received during 2010 under one of our company-owned life insurance policies.  Excluding those proceeds of approximately $903,000, other income has slightly increased due to continued increases in revenues received from our TPA arrangements due to both new relationships and expanded work within existing relationships.

Total revenue was $15,728,675 for the second quarter of 2011 (an increase of 8.0% compared to the second quarter of 2010) and $29,682,267 for the six months ended June 30, 2011 (an increase of 9.5% compared to the corresponding period in 2010).

Total benefits and expenses were $15,688,250 for the second quarter of 2011 (an increase of 21.9% compared to the second quarter of 2010) and $29,583,688 for the six months ended June 30, 2011 (an increase of 13.9% compared to the corresponding period in 2010).  This increase is primarily driven by the increase in reserves relative to our increased sales volume as well as increased claims associated with our higher sales volume and larger policy count derived from the assumption of the Texas Memorial block of life insurance policies during the third quarter of 2010.

After providing for federal income taxes, our net income was $28,043 with net income per share of $0.02 for the second quarter of 2011 as compared to net income of $1,302,021 and net income per share of $1.14 for the second quarter of 2010.  Our net income for the six months ended June 30, 2011 was $68,386 with net income per share of $0.06 as compared to net income of $907,877 and net income per share of $0.79 for the six months ended June 30, 2010.

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

Preneed & Burial Products
Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $10,504,369 for the second quarter of 2011 (a decrease of 1.0% compared to the second quarter of 2010) and $21,225,811 for the six months ended June 30, 2011 (an increase of 5.2% compared to the corresponding period in 2010).  This increase is predominantly due to the previously mentioned stronger sales and premiums generated from the acquisition of the Texas Memorial block of insurance policies, which were somewhat offset by lower investment yields.  Pre-tax loss from operations was $115,817 and $412,871 for the three and six month periods ended June 30, 2011 as compared to pre-tax income of $639,847 and $373,954 for the three and six month periods ended June 30, 2010.  The higher current year pre-tax loss was driven by the previously mentioned reserve increases and higher claims in this segment as well as crediting rate spread pressure due to lower investment income yields.

Traditional & Universal Life Products
Traditional and Universal Life Products include traditional life and group life insurance products, certain annuities and universal life products.  Revenues for this segment were $4,722,987 for the second quarter of 2011 (an increase of 81.5% compared to the second quarter of 2010) and $7,419,053 for the six months ended June 30, 2011 (an increase of 44.0% compared to the corresponding period in 2010).  Revenues on this segment are partially derived from the sale of term insurance products through banks, for which demand fluctuates along with economic conditions. While consumer credit markets remain tight, our recent products have performed well.  Additionally, our new Puritan product offering introduced during the second quarter of 2011 has contributed significantly to our sales growth.  Pre-tax income from operations was $253,807 and $492,546 for the three and six month periods ended June 30, 2011 as compared to $250,466 and $36,322 for the three and six month periods ended June 30, 2010.  The increase in pre-tax income was primarily attributable to improved claims within this segment along with the increase in sales.

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

Revenues for this segment were $299,920 for the second quarter of 2011 (a decrease of 5.8% compared to the second quarter of 2010) and $661,727 for the six months ended June 30, 2011 (an increase of 14.8% compared to the corresponding period in 2010).  Pre-tax income from operations was $14,668 and $70,256 for the three and six month periods ended June 30, 2011 as compared to $50,043 and $91,988 for the three and six month periods ended June 30, 2010.  The revenue changes are primarily related to the amount and timing of service fees generated from our third party administration relationships compared to the prior period.  The decrease in pre-tax income associated with this line is due to the increase in general expenses associated with this line for such things as salaries and benefits.

Corporate & Other
Corporate and Other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $201,399 and $375,676 for the three and six month periods ended June 30, 2011 as compared to $1,030,672 and $1,212,525 for the three and six month periods ended June 30, 2010.  Pre-tax loss from operations was $112,233 and $51,352 for the three and six month periods ended June 30, 2011 as compared to pre-tax income of $750,561 and $646,948 for the three and six month periods ended June 30, 2010.  The decline in revenues and pre-tax income was primarily due to the proceeds of approximately $903,000 received during 2010 with respect to one of our company-owned life insurance policies.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, less than 1% of our consolidated revenues were generated by those subsidiaries.  During the first six months of 2011, Investors Heritage Capital received no dividends from Investors Heritage Financial and no distributions from At Need Funding.  However, the potential exists for dividend payments from Investors Heritage Financial and distributions from At Need Funding over the remainder of 2011 as any needs arise.

Federal Income Taxes
The provision (benefit) for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Our effective tax rate was 30.6% for the quarter and six months ended June 30, 2011 compared with 23.0% and 21.0% for the quarter and six months ended June 30, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of June 30, 2011.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 15, 2011, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

No share repurchases were made pursuant to a publicly announced plan or program. All share repurchases were shares tendered by original stockholders under our right of first refusal or by employees as part of our 401(k) plan.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None

ITEM 6. Exhibits

31.1 & 31.2	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/ Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: August 15, 2011	President

BY: /s/ Raymond L. Carr
Raymond L. Carr
DATE: August 15, 2011	Vice President - Chief Financial Officer