Form 10-Q
period 2011-09-30
Investors Heritage Capital Corp
filed 2011-11-14
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011
______________________

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
______________________

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

Number of outstanding shares as of November 10, 2011 - 1,152,736.876

CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $390,796,519 and $295,589,089)	$420,983,601	$313,456,262
Equity securities (cost: $3,877,775 and $3,877,775)	4,328,997	4,524,771
Mortgage loans on real estate	18,196,986	19,817,478
Policy loans	7,033,510	6,949,374
State-guaranteed receivables	2,769,462	-
Investment in derivative	599,302	-
Other long-term investments	1,462,350	1,454,232
Short-term investments	17,094	491,041
Receivable for securities	14,996,928	-
Total investments	470,388,230	346,693,158
Cash and cash equivalents	15,568,074	2,647,798
Accrued investment income	4,304,595	3,926,591
Due premiums	3,967,633	3,772,069
Deferred acquisition costs	16,930,345	17,450,827
Value of business acquired	720,419	867,881
Leased property under capital leases	50,500	72,461
Property and equipment	1,779,609	1,582,958
Cash value of company-owned life insurance	9,627,751	9,021,432
Other assets	1,345,591	444,340
Amounts recoverable from reinsurers	43,973,073	44,109,932
Total assets	$568,655,820	$430,589,447

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$449,421,023	$348,745,910
Unearned premium reserves	9,386,178	8,726,074
Policy claims	1,988,972	1,887,136
Liability for deposit-type contracts	2,942,320	2,791,261
Reserves for dividends and endowments and other	577,090	535,918
Total policy liabilities	464,315,583	362,686,299
Deferred federal income tax liability	10,602,596	6,598,944
Obligations under capital leases	45,864	57,808
Notes payable	1,588,190	2,533,955
Accrued pension liability	4,818,585	5,606,631
Payable for securities	25,025,115	-
Other liabilities	3,054,995	1,933,347
Total liabilities	509,450,928	379,416,984

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,152,737 and 1,151,817)	1,152,737	1,151,817
Paid-in surplus	8,832,222	8,801,514
Accumulated other comprehensive income	15,650,363	7,482,092
Retained earnings	33,569,570	33,737,040
Total stockholders' equity	59,204,892	51,172,463
Total liabilities and stockholders' equity	$568,655,820	$430,589,447

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUE
Premiums and other considerations	$17,436,621	$11,699,448	$42,965,639	$31,713,275
Premiums ceded	(3,160,584)	(2,386,476)	(8,309,966)	(5,979,077)
Net premiums earned	14,276,037	9,312,972	34,655,673	25,734,198

Investment income, net of expenses	4,417,405	4,293,465	12,859,999	12,808,588
Net realized investment gains (losses) on investments:
Total other-than-temporary impairment losses	-	(225,632)	-	(225,632)
Portion of loss recognized in other comprehensive income	-	-	-	-
Other net realized investment gains (losses)	(2,022)	1,292,720	36,334	1,870,450
Net realized investment gains (losses) on investments	(2,022)	1,067,088	36,334	1,644,818
Consideration on reinsurance assumed	94,034,978	3,810,018	94,048,095	3,810,018
Other income	441,439	379,881	1,250,003	1,984,219
Total revenue	113,167,837	18,863,424	142,850,104	45,981,841

BENEFITS AND EXPENSES
Death and other benefits	9,438,412	7,349,254	26,791,807	23,270,784
Guaranteed annual endowments	108,001	110,407	364,366	376,578
Dividends to policyholders	98,820	103,160	352,392	362,799
Increase in benefit reserves and unearned premiums	99,349,004	6,156,589	103,477,756	8,570,540
Acquisition costs deferred	(1,758,703)	(1,194,623)	(4,384,921)	(3,485,347)
Amortization of deferred acquisition costs	1,735,853	1,420,144	4,728,071	4,118,688
Commissions	1,155,284	634,618	2,688,531	1,872,270
Other general and administrative expenses	3,069,946	2,403,139	8,762,303	7,865,581
Total benefits and expenses	113,196,617	16,982,688	142,780,305	42,951,893

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES	(28,780)	1,880,736	69,799	3,029,948

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	26,884	285,158	190,048	344,543
Deferred	(35,699)	298,866	(168,670)	480,816
Total federal income taxes	(8,815)	584,024	21,378	825,359

NET INCOME (LOSS)	$(19,965)	$1,296,712	$48,421	$2,204,589

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.02)	$1.13	$0.04	$1.92

DIVIDENDS PER SHARE	$-	$-	$0.18	$0.13

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock	Paid-in Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders' Equity

BALANCE, JANUARY 1, 2010	$1,141,767	$8,716,135	$4,495,103	$31,321,874	$45,674,879

Comprehensive income:
Net income	-	-	-	2,204,589	2,204,589
Change in net unrealized appreciation on available-for-sale securities	-	-	10,190,682	-	10,190,682
Change in unrealized pension benefits	-	-	240,633	-	240,633
Change in fair value of hedging instrument	-	-	2,358	-	2,358
Total comprehensive income					12,638,262
Cash dividends	-	-	-	(149,364)	(149,364)
Issuances of common stock, net	10,050	85,379	-	125,113	220,542
BALANCE, SEPTEMBER 30, 2010	$1,151,817	$8,801,514	$14,928,776	$33,502,212	$58,384,319

BALANCE, JANUARY 1, 2011	$1,151,817	$8,801,514	$7,482,092	$33,737,040	$51,172,463

Comprehensive income:
Net income	-	-	-	48,421	48,421
Change in net unrealized appreciation on available-for-sale securities	-	-	7,908,368	-	7,908,368
Change in unrealized pension benefits	-	-	259,903	-	259,903
Total comprehensive income					8,216,692
Cash dividends	-	-	-	(207,327)	(207,327)
Issuances of common stock, net	920	30,708	-	(8,564)	23,064
BALANCE, SEPTEMBER 30, 2011	$1,152,737	$8,832,222	$15,650,363	$33,569,570	$59,204,892

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2011	2010

NET CASH PROVIDED BY OPERATING ACTIVITIES	$98,511,815	$10,795,941

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(120,557,202)	(49,689,061)
Sales of available-for-sale securities	2,045,000	21,195,906
Maturities of available-for-sale securities	22,907,170	19,113,181
Acquisitions of mortgage loans on real estate	(1,737,500)	(2,276,000)
Payments of mortgage loans on real estate	3,352,808	2,554,961
Purchases of state-guaranteed receivables	(2,767,717)	-
Purchase of derivative investment	(645,000)	-
Cost of acquisitions of short-term investments	(24,028,034)	(245,001)
Sales and maturities of short-term investments	24,501,981	-
Net change in payable (receivable) for securities	15,027,548	-
Net acquisitions (reductions) of other investments	(92,254)	(59,155)
Net additions to property and equipment	(396,479)	(106,030)

NET CASH USED IN INVESTING ACTIVITIES	(82,389,679)	(9,511,199)
FINANCING ACTIVITIES
Receipts from universal life policies credited to policyholder account balances	4,240,220	4,507,176
Return of policyholder account balances on universal life policies	(6,312,052)	(6,865,317)
Payments on notes payable	(3,686,294)	(2,602,663)
Proceeds from notes payable	2,740,529	2,051,988
Dividends paid	(207,327)	(149,364)
Issuances of common stock, net	23,064	220,542

NET CASH USED IN FINANCING ACTIVITIES	(3,201,860)	(2,837,638)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,920,276	(1,552,896)
Cash and cash equivalents at beginning of period	2,647,798	5,730,782
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,568,074	$4,177,886

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

NOTE 1 - Nature of Operations
Investors Heritage Capital Corporation is the holding company of Investors Heritage Life Insurance Company; Investors Heritage Printing, Inc., a printing company; Investors Heritage Financial Services Group, Inc., an insurance marketing company; is the sole member of At Need Funding, LLC, a limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies; and is the sole member of Heritage Funding, LLC, a limited liability company that invests in various business ventures. These entities are collectively hereinafter referred to as the “Company”. In excess of 99% of Investors Heritage Capital’s consolidated revenue is generated by Investors Heritage Life.

Our principal operations involve the sale and administration of various insurance and annuity products, including, but not limited to, participating and non-participating whole life, limited pay life, universal life, annuity contracts, credit life, credit accident and health and group insurance policies. The principal markets for the Company’s products are in the Commonwealths of Kentucky and Virginia, and the States of North Carolina, Tennessee, Indiana, Texas, Georgia, Ohio, South Carolina and Michigan.

NOTE 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2010, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management has evaluated all events subsequent to September 30, 2011 through the date that these financial statements have been issued.

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

In June 2011, the FASB issued updated guidance to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in stockholders’ equity.  The updated guidance requires that all non-owner changes in stockholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements.  The updated guidance is to be applied retrospectively and is effective for the quarter ending March 31, 2012.  Early adoption is permitted.  The updated guidance will result in a change in the presentation of the Company’s financial statements but will not have any impact on the Company’s results of operations, financial position or liquidity. Management has not yet determined whether it will early adopt this guidance or what method of presentation will be used in complying with this guidance.

NOTE 4 – Investments
Investments in available-for-sale securities are summarized as follows:

		Gross	Gross
September 30, 2011	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$52,624,014	$4,269,047	$-	$56,893,061
States and political subdivisions	46,968,961	6,070,630	-	53,039,591
Corporate	205,955,661	13,831,090	1,125,117	218,661,634
Foreign	26,961,705	2,691,493	224,638	29,428,560
Asset-backed securities	5,090,288	482,464	773	5,571,979
Mortgage-backed securities (MBS):
Commercial MBS	8,371,978	373,958	-	8,745,936
Residential MBS	44,823,912	3,818,928	-	48,642,840
Total fixed maturity securities	390,796,519	31,537,610	1,350,528	420,983,601
Equity securities:
U.S. agencies	552,800	-	-	552,800
Mutual funds	2,106,380	252,106	23,989	2,334,497
Nonredeemable corporate preferred	990,000	10,940	-	1,000,940
Corporate common stock	228,595	226,533	14,368	440,760
Total equity securities	3,877,775	489,579	38,357	4,328,997
Total	$394,674,294	$32,027,189	$1,388,885	$425,312,598

		Gross	Gross
December 31, 2010	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$36,241,751	$2,039,206	$459	$38,280,498
States and political subdivisions	46,017,006	1,586,463	560,751	47,042,718
Corporate	141,595,890	9,591,286	513,357	150,673,819
Foreign	20,326,137	2,331,581	128,818	22,528,900
Asset-backed securities	5,719,748	477,989	1,533	6,196,204
Mortgage-backed securities (MBS):
Commercial MBS	8,061,043	363,836	-	8,424,879
Residential MBS	37,627,514	2,731,312	49,582	40,309,244
Total fixed maturity securities	295,589,089	19,121,673	1,254,500	313,456,262
Equity securities:
U.S. agencies	552,800	-	-	552,800
Mutual funds	2,106,380	472,991	8,146	2,571,225
Nonredeemable corporate preferred	990,000	-	42,810	947,190
Corporate common stock	228,595	226,533	1,572	453,556
Total equity securities	3,877,775	699,524	52,528	4,524,771
Total	$299,466,864	$19,821,197	$1,307,028	$317,981,033

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	September 30, 2011			December 31, 2010
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$-	$-	-	$155,391	$459	2
States and political subdivisions	-	-	-	15,633,403	560,751	21
Corporate	42,983,865	1,125,117	41	14,585,855	438,252	11
Foreign	7,650,750	58,146	4
Asset-backed securities	58,854	773	1	446,468	1,533	2
Residential MBS	-	-	-	2,784,372	49,582	2
Greater than 12 months:
Corporate	-	-	-	1,926,720	75,105	2
Foreign	811,030	166,492	1	846,630	128,818	1
Total fixed maturities	51,504,499	1,350,528	47	36,378,839	1,254,500	41

Equities:
Less than 12 months:
Mutual funds	573,338	23,989	1	310,138	8,146	1
Nonredeemable corporate preferred	-	-	-	947,190	42,810	1
Corporate common stock	96,760	14,368	1	109,556	1,572	1
Total equities	670,098	38,357	2	1,366,884	52,528	3

Total	$52,174,597	$1,388,885	49	$37,745,723	$1,307,028	44

As of September 30, 2011, all of the above fixed maturity securities individually had a fair value to cost ratio equal to or greater than 82% and the equity securities had a fair value to cost ratio equal to or exceeding 87%.  As of December 31, 2010, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 86% and the equity securities noted above had a fair value to cost ratio of over 95%.  At September 30, 2011 and December 31, 2010, the Company’s fixed maturity securities were 97.0% and 99.0% investment grade, respectively, as rated by Standard & Poor’s.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer.  The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value.  For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains (losses) in the consolidated statements of income.  Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost.  Based on our review, the Company experienced no other-than-temporary impairments during the quarter or nine months ended September 30, 2011.

As of September 30, 2010, the Company recognized an other-than-temporary impairment for its Farmers Capital Bank Corporation common stock holding due to the severity and length of the decline in market value.  This impairment generated a total pre-tax impairment charge of $225,632.  The Company expects to continue to hold this stock; however, no information could be documented to support the recovery in value of the stock in the near term.  The Company experienced no other-than-temporary impairments beyond the Farmers Capital Bank impairment during the quarter or nine months ended September 30, 2010.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	September 30,	December 31,
	2011	2010
Net unrealized appreciation on
available-for sale securities	$30,638,304	$18,514,169
Adjustment to deferred acquisition costs	(940,556)	(763,222)
Deferred income taxes	(10,317,700)	(6,279,267)
Net unrealized appreciation on
available-for sale securities	$19,380,048	$11,471,680

The amortized cost and fair value of fixed maturity securities at September 30, 2011, by contractual maturity, are presented below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$14,148,191	$14,364,129
Due after one year through five years	77,933,304	83,177,983
Due after five years through ten years	149,443,913	160,061,255
Due after ten years	96,075,221	105,991,458
Due at multiple maturity dates	53,195,890	57,388,776
Total	$390,796,519	$420,983,601

Proceeds for the quarters ended September 30, 2011 and 2010 from sales and maturities of investments in available-for-sale securities were $7,647,299 and $22,530,232, respectively.  Gross gains of $0 and $1,304,398 and gross losses of $2,022 and $11,678 were realized on those sales during the quarters ended September 30, 2011 and 2010, respectively.  Proceeds for the nine months ended September 30, 2011 and 2010 from sales and maturities of investments in available-for-sale securities were $24,952,170 and $40,309,087, respectively.  Gross gains of $44,611 and $1,886,727 and gross losses of $8,277 and $16,277 were realized on those sales during the nine months ended September 30, 2011 and 2010, respectively.

Presented below is investment information, including the accumulated quarter and year-to-date change in net unrealized investment gains or losses.  Additionally, the table shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities for the quarters and nine months ended September 30, 2011 and 2010.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Change in unrealized investment
gains (losses):
Available-for-sale:
Fixed maturities	$9,294,499	$4,922,121	$12,319,909	$15,595,409
Equity securities	(430,215)	371,290	(195,774)	301,536
Realized investment gains (losses):
Available-for-sale:
Fixed maturities	$(2,022)	$1,270,617	$36,334	$1,848,347
Equity securities	-	(203,529)	-	(203,529)

During the third quarter of 2011, the Company began purchasing investments in state-guaranteed receivables.  These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price.  Payments on these investments are made by state run lotteries and guaranteed by the states.  The state-guaranteed receivables are carried at their amortized cost basis on the balance sheet.  As of September 30, 2011, the Company holds $2,769,462 in state-guaranteed receivables, comprised of nine investments in the state of New York totaling $2,333,980 and three investments in the state of Massachusetts totaling $435,482.  At September 30, 2011, the amortized cost and estimated fair value of state-guaranteed receivables, by contractual maturity, are summarized as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$332,208	$326,887
Due after one year through five years	1,084,999	1,120,957
Due after five years through ten years	716,608	822,968
Due after ten years	635,647	888,571
Total	$2,769,462	$3,159,383

During the third quarter of 2011, the Company also purchased a $3,000,000 position in a Morgan Stanley market-indexed note.  The note pays 1% interest annually and matures in six years.  At maturity, the Company participates in any increase in the Dow Jones Industrial Average since the purchase date, but is guaranteed against downside risk.  Accordingly, a portion of the investment is classified as a derivative and bifurcated for reporting purposes.  The derivative portion, having a cost basis of $645,000 calculated at 21.5% of the total value of the purchase price of the note, is reported as an investment in derivative on the balance sheet.  The remaining non-derivative portion of the note is reported within fixed maturities on the balance sheet.  This derivative is marked-to-market through the income statement, with the change in value reported as a component of investment income on the income statement.  As of September 30, 2011, the derivative investment is valued at $599,302 with a corresponding loss recognized on the mark-to-market adjustment of $45,698.

Major categories of net investment income are summarized as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fixed maturities	$4,157,633	$3,929,533	$12,031,387	$11,776,333
Equity securities	33,560	36,644	109,553	109,209
Mortgage loans on real estate	345,236	396,112	985,247	1,142,614
Policy loans	123,985	122,369	364,718	357,477
Loss on investment in derivative	(45,698)	-	(45,698)	-
Other	41,889	35,608	132,351	103,359
	4,656,605	4,520,266	13,577,558	13,488,992
Investment expenses	239,200	226,801	717,559	680,404
	$4,417,405	$4,293,465	$12,859,999	$12,808,588

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

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include fixed maturities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed fixed maturities and corporate fixed maturities.  This category also includes the Company’s investment in derivative as the value equates to 21.5% of the fair value of the total investment, whose value is calculated in accordance with Level 2 principles.

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

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, respectively.

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$56,893,061	$-	$56,893,061
States and political subdivisions	-	53,039,591	-	53,039,591
Corporate	-	216,529,522	2,132,112	218,661,634
Foreign	-	29,428,560	-	29,428,560
Asset-backed securities	-	5,571,979	-	5,571,979
Mortgage-backed securities:
Commercial MBS	-	8,745,936	-	8,745,936
Residential MBS	-	48,642,840	-	48,642,840
Total fixed maturities	$-	$418,851,489	$2,132,112	$420,983,601

Equity securities:
U.S. agencies	$552,800	$-	$-	$552,800
Mutual funds	2,334,497	-	-	2,334,497
Nonredeemable corporate preferred	-	1,000,940	-	1,000,940
Corporate common stock	96,760	-	344,000	440,760
Total equity securities	$2,984,057	$1,000,940	$344,000	$4,328,997

Investment in derivative	$-	$599,302	$-	$599,302

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$38,280,498	$-	$38,280,498
States and political subdivisions	-	47,042,718	-	47,042,718
Corporate	-	150,673,819	-	150,673,819
Foreign	-	22,528,900	-	22,528,900
Asset-backed securities	-	5,808,341	387,863	6,196,204
Mortgage-backed securities:
Commercial MBS	-	8,424,879	-	8,424,879
Residential MBS	-	40,309,244	-	40,309,244
Total fixed maturities	$-	$313,068,399	$387,863	$313,456,262

Equity securities:
U.S. agencies	$552,800	$-	$-	$552,800
Mutual funds	2,571,225	-	-	2,571,225
Nonredeemable corporate preferred	-	947,190	-	947,190
Corporate common stock	109,556	-	344,000	453,556
Total equity securities	$3,233,581	$947,190	$344,000	$4,524,771

At September 30, 2011, Level 3 financial instruments consisted of three corporate fixed maturities and one common stock, where trading has been limited.  At December 31, 2010, Level 3 financial instruments consisted of one asset-backed security and one common stock, where trading has been limited.  The fair values for these securities were primarily determined through the use of non-binding broker quotes and internal models using unobservable assumptions about market participants.  Fair values for Level 1 and Level 2 assets are primarily based on quoted prices in the market obtained via pricing services, which use observable inputs in developing such rates.

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the quarters and nine months ended September 30, 2011 and 2010, respectively.

	Quarter Ended September 30, 2011
	U.S.		Asset-	Nonredeemable	Corporate
	Government		Backed	Corporate	Common
	Obligations	Corporate	Securities	Preferred	Stock	Total
Beginning balance	$-	$2,166,832	$-	-	$344,000	$2,510,832
Transfers into Level 3	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-
Total gains or losses:
Included in earnings	-	-	-	-	-	-
Included in other comprehensive income	-	6,070	-	-	-	6,070
Purchases	-	-	-	-	-	-
Sales	-	(40,790)	-	-	-	(40,790)
Ending balance	$-	$2,132,112	$-	$-	$344,000	$2,476,112

	Quarter Ended September 30, 2010
	U.S.		Asset-	Nonredeemable	Corporate
	Government		Backed	Corporate	Common
	Obligations	Corporate	Securities	Preferred	Stock	Total
Beginning balance	$1,046,280	$4,884,956	$-	$-	$344,000	$6,275,236
Transfers into Level 3	-	-	-	1,032,810	-	1,032,810
Transfers out of Level 3	(1,046,280)	(4,866,256)	-	-	-	(5,912,536)
Total gains or losses:
Included in earnings	-	9,056	-	-	-	9,056
Included in other comprehensive income	-	(7,356)	-	(72,810)	-	(80,166)
Net purchases (sales)	-	(20,400)	-	-	-	(20,400)
Ending balance	$-	$-	$-	$960,000	$344,000	$1,304,000

	Nine Months Ended September 30, 2011
	U.S.		Asset-	Nonredeemable	Corporate
	Government		Backed	Corporate	Common
	Obligations	Corporate	Securities	Preferred	Stock	Total
Beginning balance	$-	$-	$387,863	$-	$344,000	$731,863
Transfers into Level 3	-	1,701,785	-	-	-	1,701,785
Transfers out of Level 3	-	-	(387,863)	-	-	(387,863)
Total gains or losses:
Included in earnings	-	-	-	-	-	-
Included in other comprehensive income	-	104,378	-	-	-	104,378
Purchases	-	400,000	-	-	-	400,000
Sales	-	(74,051)	-	-	-	(74,051)
Ending balance	$-	$2,132,112	$-	$-	$344,000	$2,476,112

	Nine Months Ended September 30, 2010
	U.S.		Asset-	Nonredeemable	Corporate
	Government		Backed	Corporate	Common
	Obligations	Corporate	Securities	Preferred	Stock	Total
Beginning balance	$775,000	$4,573,606	$436,855	$-	$342,400	$6,127,861
Transfers into Level 3	-	-	-	1,032,810	-	1,032,810
Transfers out of Level 3	(1,821,280)	(4,866,256)	(411,077)	-	-	(7,098,613)
Total gains or losses:
Included in earnings	-	9,056	-	-	-	9,056
Included in other comprehensive income	49,092	416,462	11,923	(72,810)	1,600	406,267
Net purchases (sales)	997,188	(132,868)	(37,701)	-	-	826,619
Ending balance	$-	$-	$-	$960,000	$344,000	$1,304,000

The Company experienced no transfers between Level 1 and Level 2 during the quarter or nine months ended September 30, 2011.  The Company experienced no transfers between Level 2 and Level 3 during the quarter ended September 30, 2011.  The Company had one asset-backed security that transferred from Level 3 to Level 2 during the nine months ended September 30, 2011.  The Company had one nonredeemable preferred stock that transferred from Level 2 to Level 3 during the quarter ended September 30, 2010 (transferred from Level 1 to Level 3 for the nine months ended September 30, 2010).  Trading for this preferred stock has become more limited, which restricts the use of Level 1 and Level 2 inputs into pricing.  The Company has one U.S. government obligation and four corporate securities which transferred from Level 3 to level 2 during the quarter ended September 30, 2010.  Additionally, the Company had one U.S. government obligation which transferred from Level 3 to Level 2 during the quarter ended March 31, 2010 as well as one asset-backed security which transferred from Level 3 to Level 2 during the quarter ended June 30, 2010.  Transfers in and/or (out) of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

The unrealized gains (losses) on Level 3 investments are recorded as a component of accumulated other comprehensive income (loss), net of tax, in accordance with required accounting for our available-for-sale portfolio.

The following disclosure contains the estimated fair values of financial instruments, as of September 30, 2011 and December 31, 2010.  The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.  However, considerable judgment was required to interpret market data to develop these estimates.  Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange.  The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Fixed maturities	$420,983,601	$420,983,601	$313,456,262	$313,456,262
Equity securities	4,328,997	4,328,997	4,524,771	4,524,771
Mortgage loans on real estate:
Commercial	18,175,084	18,501,936	19,792,428	20,524,312
Residential	21,902	22,823	25,050	26,498
Policy loans	7,033,510	7,033,510	6,949,374	6,949,374
State-guaranteed receivables	2,769,462	3,159,383	-	-
Investment in derivative	599,302	599,302	-	-
Other long-term investments	1,462,350	1,462,350	1,454,232	1,454,232
Short-term investments	17,094	17,094	491,041	491,041
Cash and cash equivalents	15,568,074	15,568,074	2,647,798	2,647,798
Accrued investment income	4,304,595	4,304,595	3,926,591	3,926,591
Cash value of company-owned life insurance	9,627,751	9,627,751	9,021,432	9,021,432

Liabilities:
Policyholder deposits (Investment-type contracts)	$54,580,124	$57,792,905	$54,276,322	$52,169,944
Policy claims	1,988,972	1,988,972	1,887,136	1,887,136
Obligations under capital leases	45,864	45,864	57,808	57,808
Notes payable	1,588,190	1,581,997	2,533,955	2,489,222

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

State-guaranteed receivables:  The fair values for state-guaranteed receivables are estimated using discounted cash flow analyses, using the average Citigroup Pension Liability Index in effect at the end of each period.

Investment in derivative:  The fair value of the investment in derivative is calculated at 21.5% of the total fair value of the underlying market-indexed note derived utilizing the principles for fixed maturities as previously discussed.

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

NOTE 6 - Earnings per Share
Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended September 30, 2011 and 2010 were 1,152,782 and 1,151,817, respectively.  The weighted average number of shares outstanding for the nine months ended September 30, 2011 and 2010 were 1,152,200 and 1,146,593, respectively.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue:
Preneed and burial products	$106,342,055	$15,579,393	$127,567,866	$35,756,822
Traditional and universal life products	6,317,887	2,652,058	13,736,940	7,803,933
Administrative and financial services	493,019	323,972	1,154,746	900,560
Corporate and other	14,876	308,001	390,552	1,520,526
	$113,167,837	$18,863,424	$142,850,104	$45,981,841

Pre-tax income (loss) from operations:
Preneed and burial products	$(350,263)	$1,143,979	$(763,134)	$1,517,933
Traditional and universal life products	227,527	520,406	720,073	556,728
Administrative and financial services	169,214	100,445	239,470	192,433
Corporate and other	(75,258)	115,906	(126,610)	762,854
	$(28,780)	$1,880,736	$69,799	$3,029,948

The Company’s assets by segment at September 30, 2011 and December 31, 2010 are as follows:

	September 31,	December 31,
	2011	2010

Assets:
Preneed and burial products	$379,630,328	$282,761,577
Traditional and universal life products	73,237,380	69,028,683
Administrative and financial services	10,614,464	9,958,773
Corporate and other	105,173,648	68,840,414
	$568,655,820	$430,589,447

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

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2008 through 2010 U.S. federal tax years remain subject to income tax examination by tax authorities.  We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company will be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  However, should such a circumstance arise, it is our policy to classify any interest and penalties (if applicable) as income tax expense in the financial statements.

NOTE 9 – Comprehensive Income
The components of comprehensive income, net of related federal income taxes, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Total net unrealized gains
arising during the period	$5,818,825	$4,456,432	$7,944,702	$11,835,500
Less: Net realized investment gains (losses)	(2,022)	1,067,088	36,334	1,644,818
Net unrealized gains	5,820,847	3,389,344	7,908,368	10,190,682
Change in unrealized pension benefits	86,634	111,461	259,903	240,633
Change in fair value of hedging instrument	-	-	-	2,358
Net income (loss)	(19,965)	1,296,712	48,421	2,204,589
Total comprehensive income	$5,887,516	$4,797,517	$8,216,692	$12,638,262

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

The following table provides the components of our net periodic benefit cost:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Service cost	$130,194	$134,853	$390,582	$323,995
Interest cost	252,986	277,725	758,958	752,955
Expected return on plan assets	(285,862)	(243,022)	(857,586)	(726,752)
Recognized net loss	131,264	168,880	393,792	364,595
Net periodic benefit cost	$228,582	$338,436	$685,746	$714,793

We previously disclosed in our financial statements for the year ended December 31, 2010 that we expected to contribute $1,440,000 to our pension plan in 2011. As of September 30, 2011, $1,080,000 had been contributed. We presently anticipate contributing an additional $360,000 to fund our pension plan in 2011.

NOTE 11 – Acquisitions
During the third quarter of 2011, the Company assumed the covered obligations of the Texas Life, Accident, Health, and Hospital Service Insurance Guaranty Association related to a block of preneed policies originally issued by Memorial Service Life Insurance Company.  The Company received cash in exchange for assuming the covered obligations.  The Company assumed estimated net policy liabilities totaling approximately $94,033,000 in exchange for cash totaling approximately $94,029,000.  The Company did not establish an asset for value of business acquired due to the small difference between the liabilities assumed and the cash received on this transaction.  These amounts are subject to change based on additional accounting settlements during the fourth quarter, although any such settlements are not expected to be significant.

Note 12 – Notes Payable
The Company renewed the Investors Heritage Capital Corporation Line of Credit and the At Need Funding Line of Credit during the third quarter of 2011.  The Investors Heritage Capital Corporation Line of Credit remains for $150,000 with a new maturity date of September 27, 2013.  The At Need Funding Line of Credit is now for $1,000,000 with a new maturity date of September 29, 2013.  Interest is paid on both notes monthly at the prime rate, with a floor of 3.25%.

Note 13 – Subsequent Event
During October 2011, the Company liquidated its equity positions in three Fifth Third mutual funds, two for which we had previously recognized other-than-temporary impairment losses during 2008.  A realized gain totaling $495,272 was recognized on these sales.  These sales resulted in a tax loss of $349,692.  The Company expects to be able to fully utilize this capital loss on current year and future returns, if necessary.

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

During the second quarter of 2011, after over a year of development effort, we began marketing policies in partnership with Puritan Financial Corporation.  These products – the Heritage Solution, a single premium life policy, and the Heritage Provider, a ten pay whole life and single premium immediate annuity combination – are geared toward wealth preservation in the senior market.  Premium generated during the nine months ended September 30, 2011 from this partnership totaled approximately $5,734,000.  We are currently negotiating a reinsurance arrangement whereby we would cede 50% of the premiums and associated benefit and expense items to an affiliated life insurance company of Puritan Financial Corporation.  If and when entered, this arrangement would be retroactive to all sales generated under the partnership.  While such a reinsurance arrangement would impact earned premiums, increases in reserves and other associated expense items, the net income impact is expected to be minimal.

Investors Heritage Life continues to market its third-party administrative (“TPA”) services as an additional revenue source.  We currently have nine TPA clients for which we provide tailored services to meet each client’s individual business needs. We have been able to perform services for these clients using our existing in-house resources.  We have been given notice of termination relative to three TPA clients effective February 1, 2012.  However, we have entered into a new arrangement with one client expected to begin during the fourth quarter of 2011.

During the third quarter of 2011, we assumed the covered obligations of the Texas Life, Accident, Health, and Hospital Service Insurance Guaranty Association related to a block of preneed policies originally issued by Memorial Service Life Insurance Company.  We received cash in exchange for assuming the covered obligations.  We assumed estimated net policy liabilities totaling approximately $94,033,000 in exchange for cash totaling approximately $94,029,000.  Given the small difference between the liabilities assumed and the consideration received, we did not establish an asset for value of business acquired.  These amounts are subject to change based on additional accounting settlements during the fourth quarter, although any such settlements are not expected to be significant.  We expect this acquisition to benefit us by lowering per policy fixed expenses as well as providing long-term profitability within the block of business. However, we have encountered a short-term negative effect on net income during the third quarter of 2011 due to the challenges of investing this large amount of cash in the current investment market.  As of September 30, 2011, the majority of the cash has been invested and we expect more favorable results on this block during the fourth quarter of 2011 and beyond.

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

Investments in Fixed Maturities, Equity Securities, Mortgage Loans and State-Guaranteed Receivables
We hold fixed maturities and equity interests in a variety of companies.  Additionally, we originate, underwrite and manage mortgage loans.  During the third quarter of 2011, we have also begun purchasing investments in state-guaranteed receivables consisting of the future cash flow rights from lottery prize winners.  We continuously evaluate all of our investments based on current economic conditions, credit loss experience and other developments.  We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in value is other-than-temporary in nature.  This determination involves a degree of uncertainty.  If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders’ equity. If a decline in a security’s fair value is considered to be other-than-temporary, we then determine the proper treatment for the other-than-temporary impairment.  For fixed maturities, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security.  For equity securities, the amount of any other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security.

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

In May 2011, the FASB issued new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011 and no early adoption is permitted. We are currently evaluating this guidance; however, we currently do not expect to experience a significant impact as a result of this new guidance.

In June 2011, the FASB issued updated guidance to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in stockholders’ equity.  The updated guidance requires that all non-owner changes in stockholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements.  The updated guidance is to be applied retrospectively and is effective for the quarter ending March 31, 2012.  Early adoption is permitted.  The updated guidance will result in a change in the presentation of our financial statements but will not have any impact on our results of operations, financial position or liquidity.  We have not yet determined whether we will early adopt this guidance or what method of presentation will be used in complying with this guidance.

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments
Investors Heritage Life maintains a sound, conservative investment strategy. At September 30, 2011, 89.5% of invested assets consisted of fixed income securities compared to 90.4% at December 31, 2010. At September 30, 2011 and December 31, 2010, Investors Heritage Life’s fixed income investments were 97.0% and 99.0% investment grade as rated by Standard & Poor’s.

We have reviewed our investment portfolio and do not believe that there are additional securities that are other-than-temporarily impaired at September 30, 2011 beyond the impairments already taken in previous periods.  None of Investors Heritage Life’s fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.  We recorded no other-than-temporary impairment charges in the consolidated statements of income during the quarter or nine months ended September 30, 2011.  As of September 30, 2010, we recognized an other-than-temporary impairment for our Farmers Capital Bank Corporation common stock holding due to the severity and length of the decline in market value.  While the issuer had positive earnings during 2010 and had shown financial progress, the stock continued to show no improvement in value, and had been in an unrealized loss position in excess of 12 months.  We expect to continue to hold this stock; however, no information could be documented to support the recovery in value of the stock in the near term.  This impairment generated a total pre-tax impairment charge of $225,632.  We experienced no other-than-temporary impairments beyond the Farmers Capital Bank impairment during the quarter or nine months ended September 30, 2010.

Subsequent to September 30, 2011, we decided to liquidate our Fifth Third mutual fund holdings, two for which we had previously recognized other-than-temporary impairments during 2008.  These sales resulted in a realized gain during the fourth quarter of $495,272 along with a capital loss for tax purposes of $349,692.  Based on our earnings history and unrealized gains within our investment portfolio, we expect to be able to fully utilize the tax capital loss during the current year as well as future years, if necessary.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments.  As of September 30, 2011, we have only one CMO, with a fair value of approximately $59,000, which has any level of direct subprime exposure.  Based on our analysis, we believe this investment is of high quality and expect no losses as a result of the current subprime concerns.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending, with approximately 99.9% of these investments being in commercial properties. All mortgage loans are either originated in-house or through two mortgage brokers, and all loans are secured by first mortgages on the real estate.  Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required.  We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, reviewing larger mortgage loans on an annual basis and diversifying the portfolio by property type.  At September 30, 2011, 3.9% of invested assets consisted of mortgage loans compared to 5.7% at December 31, 2010. We anticipate maintaining a similar to slightly higher percentage of mortgage loans to total invested assets into the near future. As of September 30, 2011, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 180 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

During the third quarter of 2011, we began purchasing investments in state-guaranteed receivables.  These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price.  Payments on these investments are made by state run lotteries and guaranteed by the states.  As these payment streams are secured by the states themselves, a key function of our due diligence is the assessment of the states’ ability to meet these obligations.  Additionally, each state generally withholds income tax from each payment for which we must file for reimbursement of such tax annually.  We carry the state-guaranteed receivables at their amortized cost basis on the balance sheet.  As of September 30, 2011, we hold $2,769,462 in state-guaranteed receivables, comprised of nine investments in the state of New York totaling $2,333,980 and three investments in the state of Massachusetts totaling $435,482.  We anticipate purchasing additional state-guaranteed receivables during the fourth quarter of 2011.  At September 30, 2011, 0.6% of invested assets consisted of state-guaranteed receivables.

During the third quarter of 2011, we also purchased a $3,000,000 position in a Morgan Stanley market-indexed note.  The note pays 1% interest annually and matures in six years.  In exchange for the reduced interest rate, the investment provides a protected level of equity market exposure.  At the maturity date, we participate at 110% of any increase in the Dow Jones Industrial Average as compared to the purchase date, but our principal is guaranteed against any downside risk.  The equity-linked portion of the investment is classified as a derivative and bifurcated for reporting purposes.  The derivative portion, equal to 21.5% of the total value of the purchase price of the note, is reported as an investment in derivative on the balance sheet.  This derivative is required to be marked-to-market through the income statement, with the change in value reported as a component of investment income on the income statement.  As of September 30, 2011, the derivative investment is valued at $599,302 with a corresponding loss recognized on the mark-to-market adjustment of $45,698.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement.  Management has assessed our position and as of September 30, 2011, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview
Premiums earned (net of reinsurance) were $14,276,037 for the third quarter of 2011 (an increase of 53.3% compared to the third quarter of 2010) and $34,655,673 for the nine months ended September 30, 2011 (an increase of 34.7% compared to the corresponding period in 2010).  This increase is predominantly due to increased sales of our current product offerings, including the new Puritan product offering introduced during the second quarter of 2011, in addition to premiums received on the recently acquired Texas blocks of business.  Our current product offerings are performing well, although current economic conditions continue to limit disposable income typically used as a source for new sales in many of our markets.

Net investment income was $4,417,405 for the third quarter of 2011 (an increase of 2.9% compared to the third quarter of 2010) and $12,859,999 for the nine months ended September 30, 2011 (an increase of 0.4% compared to the corresponding period in 2010).  These increases are due to our increased invested asset base due to the recent acquisition of the Memorial Service block of life insurance policies.  Due to the present investment climate, the cash received in this transaction was not fully invested for most of the third quarter, which negatively affected investment income.  However, we were able to invest the majority of the cash received by the end of the third quarter of 2011, which is anticipated to lead to increased earnings in future periods.  The current economic environment also continues to put pressure on new investment yields.

Net realized gains (losses) were ($2,022) and $36,334 for the three and nine month periods ended September 30, 2011, respectively, compared with $1,067,088 and $1,644,818 for the three and nine month periods ended September 30, 2010, respectively.  The large gains recognized in 2010 relate to those taken on our previously impaired Lehman bonds which were sold coupled with other gains taken to help offset the tax loss associated with the Lehman bonds.  These gains in 2010 were somewhat offset by the other-than-temporary impairment recognized on our Farmers Capital Bank stock holding during the third quarter of 2010.  The activity during 2011 is all in the normal course of business, and we experienced no other-than-temporary impairments during the three and nine month periods ended September 30, 2011.

Consideration on reinsurance assumed totaled $94,034,978 and $94,048,095 for the three and nine month periods ended September 30, 2011 compared to $3,810,018 for the three and nine month periods ended September 30, 2010.  The 2011 amount primarily represents the payment from the Texas Life, Accident, Health, and Hospital Service Insurance Guaranty Association in settlement of assumed policy liabilities on policies previously issued by Memorial Service Life Insurance Company.  The 2010 amount represented the payment from the Texas Life, Accident, Health and Hospital Service Insurance Guaranty Association in settlement of the assumed policy liabilities on policies previously issued by Texas Memorial Life Insurance Company.

Other income was $441,439 for the third quarter of 2011 (an increase of 16.2% compared to the third quarter of 2010) and $1,250,003 for the nine months ended September 30, 2011 (a decrease of 37.0% compared to the corresponding period in 2010).  The increase for the quarter is due to continued increases in revenues received from our TPA arrangements due to both new relationships and expanded work within existing relationships.  The decrease for the nine month period is due to the proceeds received during 2010 under one of our company-owned life insurance policies.  Excluding those proceeds of approximately $903,000, other income would have also increased for the nine month period by approximately 16%.  We have been given notice of termination relative to three TPA clients effective February 1, 2012.  However, we have entered into a new arrangement with one client expected to begin during the fourth quarter of 2011.

Total revenue was $113,167,837 for the third quarter of 2011 compared to $18,863,424 for the third quarter of 2010 and $142,850,104 for the nine months ended September 30, 2011 compared to $45,981,841 for the corresponding period in 2010.

Total benefits and expenses were $113,196,617 for the third quarter of 2011 compared to $16,982,688 for the third quarter of 2010 and $142,780,305 for the nine months ended September 30, 2011 compared to $42,951,893 for the corresponding period in 2010.  This increase is primarily driven by the increase in reserves relative to our assumption of the Memorial Service block of life insurance policies during the third quarter of 2011.  Additionally, we have experienced increasing reserves, increased claims and increased commissions associated with our higher sales volume and the larger policy count derived from our assumptions of both the Memorial Service and Texas Memorial blocks of life insurance policies.  Finally, general and administrative expenses have increased for the three and nine month periods ended September 30, 2011 primarily due to increased benefit and employee salary expenses, some of which have been driven by new employees added due to our recent acquisitions, as well as amortization expense of the value of business acquired on the acquisition of the Texas Memorial block of life insurance policies.

After providing for federal income taxes, our net loss was $19,965 with a net loss per share of $0.02 for the third quarter of 2011 as compared to net income of $1,296,712 and net income per share of $1.13 for the third quarter of 2010.  Our net income for the nine months ended September 30, 2011 was $48,421 with net income per share of $0.04 as compared to net income of $2,204,589 and net income per share of $1.92 for the nine months ended September 30, 2010.

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

Preneed & Burial Products
Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $106,342,055 for the third quarter of 2011 compared to $15,579,393 for the third quarter of 2010 and $127,567,866 for the nine months ended September 30, 2011 compared to $35,756,822 for the corresponding period in 2010.  This increase is predominantly due to the acquisition of the Memorial Service block of life insurance policies during the third quarter of 2011 as previously discussed.  Excluding the effects of consideration on reinsurance assumed associated with the two block of business acquisitions from the Texas Life, Accident, Health, and Hospital Service Insurance Guaranty Association during 2011 and 2010, revenues increased approximately 4.6% for the quarter and 4.9% for the nine months ended September 30, 2011.  This increase is predominantly due to the previously mentioned stronger sales of our existing products and ongoing premium income generated as a result of the recent acquisitions, which were somewhat offset by lower investment yields.

Pre-tax loss from operations was $350,263 and $763,134 for the three and nine month periods ended September 30, 2011 as compared to pre-tax income of $1,143,979 and $1,517,933 for the three and nine month periods ended September 30, 2010.  The higher current year pre-tax loss was driven by reserve increases and higher claims in this segment as well as crediting rate spread pressure due to lower investment income yields.  In particular, the reserve increases on the acquisition of the Memorial Service block of life insurance policies were significantly larger than the associated earned investment income on that block during the third quarter of 2011 due to the delay in investing the cash received in the acquisition.  As most of these funds have been invested as of September 30, 2011, we expect performance to begin to improve on this block.  Additionally, pre-tax income in 2010 was assisted by realized gains allocated to this segment that were recognized primarily during the third quarter of 2010 to offset the capital loss recognized on the sale of our Lehman Brothers holdings.

Traditional & Universal Life Products
Traditional and Universal Life Products include traditional life and group life insurance products, certain annuities and universal life products.  Revenues for this segment were $6,317,887 for the third quarter of 2011 (an increase of 138.2% compared to the third quarter of 2010) and $13,736,940 for the nine months ended September 30, 2011 (an increase of 76.0% compared to the corresponding period in 2010).  Revenues on this segment are partially derived from the sale of term insurance products through banks, for which demand fluctuates along with economic conditions. While consumer credit markets remain tight, our recent products have performed well.  Additionally, our new Puritan product offering introduced during the second quarter of 2011 has contributed significantly to our sales growth, although the possibility of a reinsurance agreement on this product may result in a reduction of the premium revenue in future periods.  Pre-tax income from operations was $227,527 and $720,073 for the three and nine month periods ended September 30, 2011 as compared to $520,406 and $556,728 for the three and nine month periods ended September 30, 2010.  The increase in pre-tax income for the nine month period is primarily attributable to improved claims within this segment along with the increase in sales.  The decrease in pre-tax income for the three month period is due primarily to realized gains allocated to this segment that were recognized primarily during the third quarter of 2010 to offset the capital loss recognized on the sale of our Lehman Brothers holdings.

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

In addition to credit administration, this segment includes fees generated relative to our third party administrative relationships.  We currently provide tailored administrative services for nine unaffiliated companies, comprised of five life insurance companies and four holding companies.  Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting, actuarial services and policy administration.  We have been given notice of termination relative to three TPA clients effective February 1, 2012.  However, we have entered into a new arrangement with one client expected to begin during the fourth quarter of 2011.

Revenues for this segment were $493,019 for the third quarter of 2011 (an increase of 52.2% compared to the third quarter of 2010) and $1,154,746 for the nine months ended September 30, 2011 (an increase of 28.2% compared to the corresponding period in 2010).  Pre-tax income from operations was $169,214 and $239,470 for the three and nine month periods ended September 30, 2011 as compared to $100,445 and $192,433 for the three and nine month periods ended September 30, 2010.  The revenue and pre-tax income increases are primarily related to the amount and timing of service fees generated from our third party administration relationships compared to the prior period.

Corporate & Other
Corporate and Other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $14,876 and $390,552 for the three and nine month periods ended September 30, 2011 as compared to $308,001 and $1,520,526 for the three and nine month periods ended September 30, 2010.  Pre-tax loss from operations was $75,258 and $126,610 for the three and nine month periods ended September 30, 2011 as compared to pre-tax income of $115,906 and $762,854 for the three and nine month periods ended September 30, 2010.  The decline in revenues and pre-tax income is primarily due to the proceeds of approximately $903,000 received during 2010 with respect to one of our company-owned life insurance policies.  The decreases are also due to realized gains allocated to this segment that were recognized primarily during the third quarter of 2010 to offset the capital loss recognized on the sale of our Lehman Brothers holdings.  Finally, the mark-to-market adjustment on the derivative investment also contributed to the reduction in the third quarter of 2011.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, less than 1% of our consolidated revenues were generated by those subsidiaries.  During the first nine months of 2011, Investors Heritage Capital received no dividends from Investors Heritage Financial and no distributions from At Need Funding.  However, the potential exists for dividend payments from Investors Heritage Financial and distributions from At Need Funding over the remainder of 2011 as any needs arise.

Federal Income Taxes
The provision (benefit) for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Our effective tax rate was 30.6% for the quarter and nine months ended September 30, 2011 compared with 31.1% and 27.2% for the quarter and nine months ended September 30, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of September 30, 2011.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 14, 2011, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: November 14, 2011	President

BY: /s/Raymond L. Carr
Raymond L. Carr
DATE: November 14, 2011	Vice President - Chief Financial Officer