Form 10-K
period 2011-12-31
Investors Heritage Capital Corp
filed 2012-03-22
CIK 55362

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
Large accelerated filer  (  )
Accelerated filer  (  )
Non-accelerated filer  (  ) (Do not check if a smaller reporting company)
Smaller Reporting Company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ( ) NO (X)

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2011.     $20,764,265.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class
Common Capital Stock

Outstanding at March 22, 2012
1,152,736.876

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 2011 (Form 10-K, Items 1, 7, 8 and 15.)

(2) Portions of the Proxy Statement dated April 2, 2012, for the Annual Meeting of Stockholders to be held May 10, 2012 (Form 10-K, Items 10, 11, 12, 13 and 14.)

CONTENTS

Part I

		Page
Item 1.	Business	4
Item 2.	Properties	12
Item 3.	Legal Proceedings	12

Part II

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	16
Item 11.	Executive Compensation	17
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	17
Item 13.	Certain Relationships and Related Transactions, and Director Independence	17
Item 14.	Principal Accountant Fees and Services	17

Part IV

Item 15.	Exhibits, Financial Statement Schedules	18
Index To Exhibits		19
Signatures		20

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

Investors Heritage Life owns 96% of Investors Underwriters, Inc., an investment holding company. Less than 1% of Investors Heritage Capital's total consolidated revenues were generated by the Non-insurance Subsidiaries for the year ended December 31, 2011. The Non-insurance Subsidiaries' total assets and stockholders’ equity comprised less than 1% in the aggregate of Investors Heritage Capital's reported total assets and stockholders’ equity as of December 31, 2011.

(b) Financial Information About Business Segments

Investors Heritage Life

The business segments of Investors Heritage Life are identified and discussed on page 10 of the Annual Report to Stockholders for the year ended December 31, 2011 and are incorporated herein by reference. We offer a portfolio of the standard forms of participating and non-participating whole life, limited pay, endowments, split-funding, interest-sensitive whole life, guaranteed issue whole life, universal life, term and group life. In addition, we write credit life and credit accident and health insurance (collectively "Credit Insurance”) on a group basis.   The business of Investors Heritage Life is not seasonal.

Prior to being sold, all insurance products must be approved by the Departments of Insurance in each state where Investors Heritage Life is authorized to do business.  In addition, the financial condition and market conduct condition of Investors Heritage Life are monitored and examined by the state regulatory agencies on a regular basis.

Ordinary Production. The business segments for ordinary production are Preneed and Burial products (“Preneed”) and Traditional and Universal Life products (“Traditional”). Ordinary in force accounts for 30% of total in force business. We continue to work diligently to increase ordinary product sales. Our primary focus over the last several years has been the Preneed sales in the final expense and preneed funeral markets. Final expense sales include the sale of small face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. A new final expense product was introduced in 2011 to be marketed through a different distribution system than our other final expense products.  Preneed funeral sales include the sale of multiple premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract.

Traditional  products consist of various forms of whole life and term insurance.  During 2011, a new single premium whole life policy was introduced as well as a single premium immediate annuity which is sold in conjunction with a ten-pay whole life policy.

Administrative and Financial Services. This segment includes the administration of credit life and credit accident and health insurance as well as fees generated from our third party administration arrangements.  Investors Heritage Life has sold credit insurance since 1966. Since 1996, Investors Heritage Financial has marketed Investors Heritage Life’s credit insurance products. All of the risk on credit insurance policies sold by Investors Heritage Life has been and will continue to be reinsured with larger, highly rated companies. Until June 30, 2010, Investors Heritage Life had reinsurance agreements with ACE Life Insurance Company and Swiss Life Ltd. Effective July 1, 2010, ACE discontinued reinsuring credit insurance business and therefore, terminated our reinsurance agreement with them.  Currently, all credit insurance business is being reinsured with Swiss Life Ltd. and KenBanc Reinsurance Company, Ltd.  Investors Heritage Life, in conjunction with the Kentucky Bankers Association (“KBA”) markets various products to all of the KBA members throughout the Commonwealth of Kentucky.  Investors Heritage Life reinsures credit business sold through KBA members to, and serves in an administrative capacity for, KenBanc Reinsurance Company, Ltd., the KBA’s reinsurance company. An exclusive marketing agreement was executed in 2010 with the KBA and its insurance agency subsidiary, KenBanc Insurance Services, Inc., whereby they have assumed all marketing and sales management responsibilities for the credit insurance products to financial institutions in the Commonwealth of Kentucky.  Investors Heritage Life will continue to provide insurance products to be marketed as well as all back office administrative services related to the credit insurance operations.

In addition to credit administration, this segment includes fees generated relative to our third party administrative relationships.  We provide tailored administrative services for seven unaffiliated companies, comprised of four life insurance companies and three holding companies.  Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting, actuarial services and policy administration.  We have been given notice of termination relative to two clients effective July 1, 2012.

(c) Narrative Description of Business

Preneed and Burial Products (“Preneed”).   Approximately 74% of total ordinary insurance in force is Preneed. Sales for this segment are under the direct supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have several district managers under their supervision. As a result of our growth in the Preneed area, agency relationships have also been entered into directly with numerous funeral home owners. Management anticipates this trend to continue and, depending on the size of the funeral home and state law, preneed counselors may also become part of the agency force.

Preneed sales increased 7.1% during 2011 primarily due to increased marketing activity from our agency division in the preneed markets.  Investors Heritage Life strives to continue to improve its marketing capability in this area. Our efforts and strategy to continue a successful ordinary insurance operation hinge on continuing to provide solid products and outstanding administrative service and on the personal relationships developed and fostered each year. Our preneed product, the Legacy Gold series, includes both single premium as well as multi-pay policies. Reaction to this product in our markets continues to be favorable.  The performance of this product series has been in line with expectations and has improved product profitability in this segment.  Our Preneed sales are generated primarily through independent funeral homes in fourteen states.

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

We also market a series of final expense whole life insurance policies known as the “Heritage Final Expense Products”.  These products are non-participating whole life insurance issued with simplified underwriting. These products are offered outside of the preneed market and are performing in line with expectations.  During 2011, we introduced a new final expense product which is marketed under a new distribution channel through a national general agent.  We have carefully monitored sales of the new final expense product and are increasing production at a specified pace.

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

During the second quarter of 2011, we entered into an agreement with a small life company and its affiliated marketing organization to provide a unique product through their established distribution system.  Our actuary redesigned the products and we launched new sales in April 2011.

The new products include a single premium whole life policy and a single premium immediate annuity sold in conjunction with a ten-pay whole life policy.  The program has been very successful producing over $9 million in premiums for 2011.  Under our agreement, the business will be produced by Investors Heritage Life for a period of no less than  five years and will be partially reinsured with their life company on a coinsurance basis.

Approximately 26% of total ordinary insurance in force is Traditional. These sales are built around a standard portfolio of life insurance policies with some of the contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies. In addition, we offer term insurance products.

Our ordinary products also include a Whole Life Policy, HLW Choice Whole Life, which replaced our Life Paid Up at 95 product.  This Whole Life Policy is designed with numerous options and with flexibility to achieve our customer’s goals.

Ordinary premium production from financial institutions decreased by $179,794 to $235,777 in 2011. This 43.3% decrease over 2010 was primarily due to the tightening of consumer credit markets in light of the current economic situation.

Group life accounts for 63% of total in-force business.  Investors Heritage Life participates in the Federal Employee Group Life Insurance ("FEGLI") Program, which is administered by Metropolitan Life Insurance Company, and in the Servicemen's Group Life Insurance ("SEGLI") Program, which is administered by Prudential Insurance Company of America. As of year-end 2011, the total amount of insurance in force from the FEGLI and SEGLI programs was approximately $1,038,965,000 and $1,838,947,000, respectively.  We have provided notice of our termination of participation in these programs effective in 2012.

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

Investors Heritage Life has reinsurance agreements with eight unaffiliated companies.  Pursuant to those agreements, our credit insurance products sold by each company’s agents are then reinsured to each company, respectively. Investors Heritage Life and Investors Heritage Financial are paid an initiation fee and an administration fee for services provided. Investors Heritage Financial will continue to seek contracts to operate as an administrator for other companies that sell credit insurance.

Investors Heritage Financial continued to sell Investors Heritage Life’s credit insurance products through banks, finance companies and selected automobile dealerships during 2011.  Only 7.3% of Investors Heritage Financial revenues for 2011 were derived from the sale of Investors Heritage Life's credit insurance products. The remaining revenues were primarily derived from service fees.  Credit insurance gross written premiums were lower than in the prior year due primarily to lower loan demand related to the sluggish economy.  As noted above, Investors Heritage Life entered into an exclusive marketing agreement with the KBA and its affiliated insurance agency, KenBanc Insurance Services, Inc., whereby KenBanc will provide all marketing and sales management responsibilities for the sale of our credit insurance products through financial institutions in the Commonwealth of Kentucky.

In addition to selling credit insurance, Investors Heritage Life provides ongoing servicing of written credit business, generating fee income.  Additionally, Investors Heritage Life bank agents may obtain an ordinary life license enabling them to sell mortgage life insurance that might be required in excess of the statutory credit life limitation enacted by each state where our credit insurance products are sold. The mortgage life insurance sales operations are also conducted through KenBanc. Investors Heritage Financial is licensed with other unaffiliated insurance companies to provide products that Investors Heritage Life does not offer to the financial institutions and other agents. These products include cancer, accident, second-to-die, large face amount term insurance, short term and long term disability and annuities. These relationships generated additional fee income in the amount of $155,440 during 2011 and management anticipates continued fee income from this area.

During 2011, we continued to market our third party administrative services to non-affiliated companies.  We have an employee whose primary responsibility is to promote this aspect of our organization.  This additional marketing focus has and is expected to generate fee income associated with providing these services. Our overall revenue is further enhanced by the fact that we generally incur minimal expense increases associated with the third party administrative services, which decreases our overall unit costs.

We have the capacity within our organization to handle the additional load and we have been successful in providing services without the need to add new employees.  We currently provide administrative services for seven companies.  These agreements are with a variety of companies that encompass different levels of services, including in some cases, full life insurance back office administration and accounting.  We have been given notice of termination relative to two clients effective July 1, 2012.

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

As of December 31, 2011, approximately $47,695,000 or 10% of total benefit and unearned premium reserves was reinsured with non-affiliated, well-established insurance companies. Investors Heritage Life is party to reinsurance and coinsurance agreements with twenty-five non-affiliated companies. The reinsurers for Investors Heritage Life and amounts of insurance in force that are reinsured are as follows:

Company	Reinsurance Reserves	Percent Of Total
ACE Life Insurance Company	$460,000	0.96%
Canada Life Assurance Company	86,000	0.18%
Central States of Omaha	115,000	0.24%
KenBanc Reinsurance Company LTD	220,000	0.46%
Lincoln National Life Insurance Company	951,000	1.99%
Madison National Life Insurance Company	22,000	0.05%
Minnesota Life Insurance Company	3,456,000	7.25%
Munich American Reassurance Company	6,613,000	13.87%
Optimum Re Insurance Company	34,000	0.07%
Plateau Life Insurance Company	10,000	0.02%
Puritan Life Insurance Company	3,587,000	7.52%
RBC Reinsurance (Ireland) Ltd.	314,000	0.66%
ReliaStar Life Insurance Company	19,000	0.04%
Scottish Annuity and Life Insurance Company	25,214,000	52.87%
Scottish RE (US)	393,000	0.82%
Settlers Life Insurance Company	1,122,000	2.35%
St James Reinsurance Corporation	36,000	0.08%
Swiss Life Ltd.	4,126,000	8.65%
Swiss Re Life & Health America Inc.	479,000	1.00%
Transamerica Life Insurance Company	421,000	0.88%
Universal Guaranty Life Insurance Company	10,000	0.02%
Other Companies (4)	7,000	0.02%
	$47,695,000	100.00%

Investors Heritage Life reinsures all of the risk on the Credit Insurance products sold by its agents. Until June 30, 2010, this business was being reinsured with ACE Life Insurance Company and Swiss Life Ltd. Effective July 1, 2010, ACE exited the credit reinsurance market and our reinsurance agreement was terminated. Accordingly, this business is currently being reinsured with Swiss Life Ltd. and KenBanc Reinsurance Company, Ltd. As explained above, some of these credit insurance risks are also reinsured to Transamerica, Universal Guaranty, Madison National, Minnesota Life, Plateau, Central States and St James.

Other Subsidiaries. Investors Heritage Printing does job printing for Investors Heritage Life as well as numerous unaffiliated sources. This includes the printing of the application forms and other office forms required by Investors Heritage Life. The income from Investors Heritage Printing is not a significant factor in our overall business.  Revenues from Investors Heritage Printing were approximately $203,000 in 2011, down $141,000 compared to 2010.

The operation of Investors Heritage Financial generates additional revenue to Investors Heritage Capital Corporation. Although this additional revenue is not a significant factor in our overall business, Investors Heritage Financial generated revenue from its operations of approximately $170,000 in 2011 compared to $186,000 in 2010.  The decrease is directly related to the decrease in production of credit insurance and credit ordinary insurance due to the tightening of credit that resulted from the current economic conditions.

At Need Funding is a single member, limited liability company organized under the laws of the Commonwealth of Kentucky. Investors Heritage Capital Corporation is the sole member of the LLC. Funding provided by At Need Funding is secured by assignments of verified incontestable life insurance policies issued by unaffiliated companies. The funds are advanced to funeral homes for services provided for the insured. Upon receipt of death benefits from the unaffiliated insurance company, the principal balance of the debt is reduced and interest and fees are recorded. This service is marketed primarily to funeral homes that do not have the manpower to timely complete necessary paperwork to process the insurance claim.  Revenues from At Need Funding were approximately $105,000 in 2011, up $9,000 compared to 2010.

Dividends and distributions from the Non-insurance Subsidiaries for 2011 and 2010 amounted to $-0- and $74,000, respectively.

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

Employees. Investors Heritage Capital Corporation does not have any employees. While Investors Heritage Capital Corporation’s officers perform various functions, they are not paid a salary by Investors Heritage Capital Corporation for performing such functions. There are 93 people employed by Investors Heritage Life and 86 of these individuals are full-time employees.  The number of active independent contractual agents of Investors Heritage Life is 1,781. There are no unions organized nor are there any collective bargaining agreements with the employees or agents.  Management of Investors Heritage Life considers its relationship with the employees and agents to be satisfactory.

(d) Financial Information about Geographic Areas

The principal markets for Investors Heritage Life's products are in the Kentucky, North Carolina, Georgia, Indiana, Michigan, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia. Investors Heritage Life has approximately 1,534 licensed ordinary agents and regional managers throughout these states and credit life agents in 262 banks and automobile dealerships.

Investors Heritage Life is also licensed in twenty other states: Alabama, Arizona, Arkansas, Florida, Illinois, Louisiana, Mississippi and West Virginia in the South and Southeast; Colorado, Missouri, New Mexico, North Dakota, South Dakota, Oklahoma, Montana, Nebraska, Kansas, Texas and Utah in the West; and Maryland in the North. The business in these states is written mostly through general agents.

(e)  Available Information

We file reports with the Securities and Exchange Commission, including, but not limited to, our annual report on form 10-K, quarterly reports on form 10-Q, current reports on form 8-K and amendments to those reports, as well as proxy and information statements and other filings pursuant to Section 13(a) or 15(d) of the Exchange Act. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C.  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We are an electronic filer with the SEC and the SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is http://www.sec.gov.   We also make available, free of charge, on or through our internet website all reports filed with the SEC as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.  Our website is www.investorsheritage.com.

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

Item 2. Properties

Our physical property consists of the home office building and grounds, owned in fee, at 200 Capital Avenue, Frankfort, Kentucky. Adjacent to the home office, we own additional property on Second Street and on Shelby Street in Frankfort, Kentucky. One building is used for agency and company meetings; one building is a print shop used by Investors Heritage Printing, one building is used for supplies and additional storage; one building is currently available for lease to a commercial tenant and one building is a residential apartment building.  All of the properties are in good condition.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The stock of Investors Heritage Capital Corporation is quoted on the OTCQB market.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.  The symbol for Investors Heritage Capital Corporation is IHRC.  The following table shows the range of high and low closing sales prices of our shares on the OTCQB  market quotations.

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2011:
First Quarter	$20.45	$17.00
Second Quarter	18.50	16.75
Third Quarter	18.10	17.05
Fourth Quarter	18.10	16.00

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2010:
First Quarter	$17.15	$16.00
Second Quarter	19.20	17.15
Third Quarter	25.00	18.25
Fourth Quarter	18.75	18.25

(b)           Approximate Number of Equity Security Holders

(A)
Title of Class
Common Stock

(B)
Number of Holders of Record 3-13-2012
2,691

(c)  Dividends

Investors Heritage Capital Corporation paid an annual dividend totaling $207,327 to stockholders in 2011 representing $.18 per share.  Investors Heritage Capital Corporation  paid an annual dividend totaling $149,364 to stockholders in 2010 representing $.13 per share.  The 2012 cash dividend to be paid April 7, 2012, to stockholders of record March 16, 2012, is $.23 per share.

(d)  Equity Compensation Plan Information

None.

(f)
No share repurchases were made pursuant to a publicly announced plan or program. All share repurchases were shares tendered by original stockholders under our right of first refusal or by employees as part of our 401(k) plan.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of financial condition and results of operations appears on pages 5-19 in the Annual Report to the Stockholders for the year ended December 31, 2011, and is incorporated herein by reference.

Item 8. Financial Statements

The consolidated financial statements and notes appear on pages 22-47 in the Annual Report to the Stockholders for the year ended December 31, 2011, and are incorporated herein by reference. See Part IV, Item 15.

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

In addition, based upon this evaluation, management concluded that, as of the end of the period covered by this annual report, our internal controls over financial reporting are effective.  The standard measures adopted by management in making its evaluation are the measures in the Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

(b)
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)   Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2011 that may have materially affected, or was  reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)  The Executive officers and directors of the Company are:

Name, Position & Year Became Officer/Director Family Relationship	Age

Harry Lee Waterfield II Chairman of the Board, President/1963	68

Jimmy R. McIver, Treasurer/2000	60

Robert M. Hardy, Jr. Director, Vice President and General Counsel/1988 Nephew of Harry Lee Waterfield II	54

Raymond L. Carr, Chief Financial Officer, Vice President/2002	63

Jane S. Jackson, Secretary/2003	57

Helen S. Wagner, Director/1986	75

Gordon C. Duke, Director/1991	66

Harold G. Doran, Jr. Director/2001	58

Howard L. Graham, Director/2002	77

David W. Reed, Director/1982	57

Michael F. Dudgeon, Jr., Director/2004 Nephew of Harry Lee Waterfield II	50

(b) Each of the Directors has occupied the position indicated for a period of more than five years with the exception of Gordon C. Duke.  Since 2003, Mr. Duke has been an independent businessman.  From November 1, 2008 to December, 2010, he served as a consultant and as a Vice President for Nucleus: Kentucky’s Life Science and Innovation Center, LLC.   Board member and Audit Committee member, Jerry F. Howell, Jr. died in 2009 and his vacancy has not been filled by the Board.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director or Executive Officer during the past ten years.

Additional information regarding the Directors and leadership structure of the Board are shown on pages 3-7, respectively, of the Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2012 and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information regarding compensation of executive officers and transactions with executive officers and directors is shown on pages 7-11 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2012, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security ownership by Officers, Directors, and management is shown on pages 5-6 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2012, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain relationships and related transactions are shown on page 12 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2012, and are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding accounting fees and services is shown on page 11-12 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2012, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following financial statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 2011 (pages 22-47) are filed as Exhibit 1 thereto:

   Report of Independent Registered Public Accounting Firm

   Consolidated Balance Sheets as of December 31, 2011 and 2010

   For each of the two years in the period ended December 31, 2011:

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

11
Statements re: computation of Per Share Earnings is contained in Note A to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on page 29 of the Annual Report to the Stockholders for the year ended December 31, 2011, and is incorporated herein by reference.

13	Annual Report to the Stockholders for the year ended December 31, 2011 is attached hereto as Exhibit 1 and is incorporated herein by reference.

23	Consent of Independent Registered Public Accounting Firm.

31.1 & 31.2	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

March 22, 2012
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
March 22, 2012

/s/ Robert M. Hardy, Jr.
Robert M. Hardy, Jr.
Vice President, General Counsel and Director
March 22, 2012

/s/ Jimmy R. McIver
Jimmy R. McIver
Treasurer
March 22, 2012

/s/ Raymond L. Carr
Raymond L. Carr
Chief Financial Officer
Vice President
March 22, 2012

/s/ Gordon C. Duke
Gordon C. Duke
Director
March 22, 2012

/s/ Helen S. Wagner
Helen S. Wagner
Director
March 22, 2012

/s/ Harold G. Doran
Harold G. Doran
Director
March 22, 2012

/s/ David W. Reed
David W. Reed
Director
March 22, 2012

/s/ Howard L. Graham
Howard L. Graham
Director
March 22, 2012

/s/ Michael F. Dudgeon, Jr.
Michael F. Dudgeon, Jr.
Director
March 22, 2012