Form 10-Q
period 2012-03-31
Investors Heritage Capital Corp
filed 2012-05-15
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Number of outstanding shares as of May 15, 2012 - 1,156,776.876

PART I – FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $389,833,587 and $389,789,791)	$423,529,302	$421,640,668
Equity securities (cost: $1,099,678 and $1,099,678)	1,382,440	1,376,140
Mortgage loans on real estate	18,136,051	19,332,470
Policy loans	6,891,717	7,050,892
State-guaranteed receivables	6,616,264	6,468,912
Investment in derivative	736,800	752,700
Other invested assets	1,531,746	1,736,766
Short-term investments	17,094	-
Total investments	458,841,414	458,358,548
Cash and cash equivalents	6,493,558	6,534,616
Accrued investment income	4,511,131	4,978,676
Due premiums	2,918,590	3,697,869
Deferred acquisition costs	16,701,157	16,619,021
Value of business acquired	625,661	674,762
Leased property under capital leases	454,503	505,541
Property and equipment	1,935,525	1,751,706
Cash value of company-owned life insurance	9,977,511	9,899,557
Other assets	1,419,799	1,242,250
Amounts recoverable from reinsurers	49,112,878	47,582,367
Total assets	$552,991,727	$551,844,913

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$453,292,652	$451,421,904
Unearned premium reserves	9,549,868	9,568,125
Policy claims	2,207,635	2,098,959
Liability for deposit-type contracts	3,044,921	3,007,905
Reserves for dividends and endowments and other	518,646	526,480
Total policy liabilities	468,613,722	466,623,373
Deferred federal income tax liability	9,928,372	9,325,937
Obligations under capital leases	446,070	496,958
Notes payable	1,421,066	1,781,337
Accrued pension liability	9,303,553	9,547,038
Other liabilities	4,499,505	6,406,549
Total liabilities	494,212,288	494,181,192

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,152,737 and 1,152,737)	1,152,737	1,152,737
Paid-in surplus	8,832,222	8,832,222
Accumulated other comprehensive income	14,978,509	13,605,484
Retained earnings	33,815,971	34,073,278
Total stockholders' equity	58,779,439	57,663,721
Total liabilities and stockholders' equity	$552,991,727	$551,844,913

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended March 31,
	2012	2011
REVENUE
Premiums and other considerations	$17,048,212	$11,657,643
Premiums ceded	(4,745,197)	(2,351,388)
Net premiums earned	12,303,015	9,306,255

Investment income, net of expenses	5,234,519	4,226,594
Net realized gains (losses) on investments:
Total other-than-temporary impairment losses	-	-
Portion of loss recognized in other comprehensive income	-	-
Other net realized investment gains (losses)	111,653	(5,989)
Net realized gains (losses) on investments	111,653	(5,989)
Consideration on reinsurance assumed	11,345	13,117
Other income	471,833	413,615
Total revenue	18,132,365	13,953,592

BENEFITS AND EXPENSES
Death and other benefits	12,083,337	8,891,119
Guaranteed annual endowments	113,181	119,540
Dividends to policyholders	107,797	112,179
Increase in benefit reserves and unearned premiums	1,580,397	1,091,303
Acquisition costs deferred	(2,011,481)	(1,125,942)
Amortization of deferred acquisition costs	1,886,230	1,360,862
Commissions	1,076,611	597,513
Other general and administrative expenses	3,254,172	2,848,864
Total benefits and expenses	18,090,244	13,895,438

INCOME BEFORE FEDERAL INCOME TAXES	42,121	58,154

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	104,618	104,443
Deferred	(91,982)	(86,632)
Total federal income taxes	12,636	17,811

NET INCOME	$29,485	$40,343

BASIC AND DILUTED NET INCOME PER SHARE	$0.03	$0.04

DIVIDENDS PER SHARE	$0.23	$0.18

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income(Unaudited)

	Quarter Ended March 31,
	2012	2011

NET INCOME	$29,485	$40,343

OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) arising during period	1,962,791	(1,328,092)
Reclassification adjustment for (gains) losses included in income	(111,653)	5,989
Adjustment for effects of deferred acquisition costs	(43,115)	61,116
Net unrealized gains (losses) on investments	1,808,023	(1,260,987)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	259,419	131,264

Other comprehensive income (loss) before income taxes	2,067,442	(1,129,723)

Income tax expense (benefit)	694,417	(402,622)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	1,373,025	(727,101)

COMPREHENSIVE INCOME (LOSS)	$1,402,510	$(686,758)

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income	Earnings	Equity

BALANCE, JANUARY 1, 2011	$1,151,817	$8,801,514	$7,482,092	$33,737,040	$51,172,463

Net income	-	-	-	40,343	40,343
Other comprehensive loss	-	-	(727,101)	-	(727,101)
Cash dividends	-	-	-	(224,280)	(224,280)
BALANCE, MARCH 31, 2011	$1,151,817	$8,801,514	$6,754,991	$33,553,103	$50,261,425

BALANCE, JANUARY 1, 2012	$1,152,737	$8,832,222	$13,605,484	$34,073,278	$57,663,721

Net income	-	-	-	29,485	29,485
Other comprehensive income	-	-	1,373,025	-	1,373,025
Cash dividends	-	-	-	(286,792)	(286,792)
BALANCE, MARCH 31, 2012	$1,152,737	$8,832,222	$14,978,509	$33,815,971	$58,779,439

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2012	2011

NET CASH PROVIDED BY OPERATING ACTIVITIES	$258,556	$2,865,814

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(14,424,628)	(14,316,950)
Sales of available-for-sale securities	5,714,990	-
Maturities of available-for-sale securities	8,585,326	10,996,472
Acquisitions of mortgage loans on real estate	(550,000)	(912,500)
Payments of mortgage loans on real estate	1,744,707	1,762,538
Purchases of state-guaranteed receivables	(158,005)	-
Payments of state-guaranteed receivables	124,760	-
Acquisitions of short-term investments	(17,094)	-
Sales and maturities of short-term investments	-	491,041
Net reductions of other investments	364,195	109,952
Net additions to property and equipment	(245,165)	(288,436)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,139,086	(2,157,883)
FINANCING ACTIVITIES
Receipts from universal life policies credited to policyholder account balances	1,511,376	1,489,457
Return of policyholder account balances on universal life policies	(2,589,805)	(2,435,885)
Payments on notes payable	(1,175,975)	(1,873,445)
Proceeds from notes payable	815,704	1,086,370

NET CASH USED IN FINANCING ACTIVITIES	(1,438,700)	(1,733,503)
DECREASE IN CASH AND CASH EQUIVALENTS	(41,058)	(1,025,572)
Cash and cash equivalents at beginning of period	6,534,616	2,647,798
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,493,558	$1,622,226

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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

Our principal operations involve the sale and administration of various insurance and annuity products, including, but not limited to, participating and non-participating whole life, limited pay life, universal life, annuity contracts, credit life, credit accident and health and group insurance policies. The principal markets for the Company’s products are in Kentucky, North Carolina, Georgia, Indiana, Michigan, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia.

NOTE 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2011, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management has evaluated all events subsequent to March 31, 2012 through the date that these financial statements have been issued.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3 – New Accounting Pronouncements
In October 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  Under the new guidance, acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising. This change became effective for fiscal years beginning after December 15, 2011 and interim periods within those years. We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have any effect on the Company’s results of operations, financial position or liquidity.

In May 2011, the FASB issued new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. This guidance became effective for interim and annual periods beginning after December 15, 2011. The Company’s adoption of this guidance resulted in a change in certain fair value footnote disclosures but did not have any effect on the Company’s results of operations, financial position or liquidity.

In June 2011, the FASB issued updated guidance to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in stockholders’ equity. The updated guidance requires that all non-owner changes in stockholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is to be applied retrospectively and became effective for the quarter ending March 31, 2012. The Company adopted this guidance utilizing two separate but consecutive statements. The Company’s adoption of this guidance resulted in a change in the presentation of the Company’s consolidated financial statements but did not have any impact on the Company’s results of operations, financial position or liquidity.

NOTE 4 – Investments
Investments in available-for-sale securities are summarized as follows:

		Gross	Gross
March 31, 2012	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$49,732,243	$3,174,679	$-	$52,906,922
States and political subdivisions	46,983,563	6,604,046	9,879	53,577,730
Corporate	198,098,816	16,614,984	169,721	214,544,079
Foreign	42,647,606	3,395,463	191,214	45,851,855
Asset-backed securities	4,809,598	407,848	688	5,216,758
Mortgage-backed securities (MBS):
Commercial MBS	7,553,809	458,115	-	8,011,924
Residential MBS	40,007,952	3,412,082	-	43,420,034
Total fixed maturity securities	389,833,587	34,067,217	371,502	423,529,302
Equity securities:
U.S. agencies	552,800	-	-	552,800
Mutual funds	318,283	24,430	-	342,713
Corporate common stock	228,595	258,332	-	486,927
Total equity securities	1,099,678	282,762	-	1,382,440
Total	$390,933,265	$34,349,979	$371,502	$424,911,742

		Gross	Gross
December 31, 2011	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$52,208,593	$4,134,415	$-	$56,343,008
States and political subdivisions	47,104,054	6,067,945	-	53,171,999
Corporate	199,007,279	14,999,595	603,218	213,403,656
Foreign	36,303,830	3,324,085	447,179	39,180,736
Asset-backed securities	5,041,278	438,652	735	5,479,195
Mortgage-backed securities (MBS):
Commercial MBS	7,893,233	414,233	-	8,307,466
Residential MBS	42,231,524	3,523,084	-	45,754,608
Total fixed maturity securities	389,789,791	32,902,009	1,051,132	421,640,668
Equity securities:
U.S. agencies	552,800	-	-	552,800
Mutual funds	318,283	52,253	-	370,536
Corporate common stock	228,595	234,535	10,326	452,804
Total equity securities	1,099,678	286,788	10,326	1,376,140
Total	$390,889,469	$33,188,797	$1,061,458	$423,016,808

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	March 31, 2012			December 31, 2011
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
States and political subdivisions	$1,140,122	$9,879	1	$-	$-	-
Corporate	11,864,284	169,721	11	20,516,939	603,218	20
Foreign	4,305,986	83,364	2	1,875,940	122,315	1
Asset-backed securities	58,938	688	1	58,892	735	1
Greater than 12 months:
Foreign	871,090	107,850	1	653,350	324,864	1
Total fixed maturities	18,240,420	371,502	16	23,105,121	1,051,132	23

Equities:
Less than 12 months:
Corporate common stock	-	-	-	100,804	10,326	1
Total equities	-	-	-	100,804	10,326	1

Total	$18,240,420	$371,502	16	$23,205,925	$1,061,458	24

As of March 31, 2012, all of the above fixed maturity securities individually had a fair value to cost ratio equal to or greater than 88% and the equity securities had a fair value to cost ratio equal to or exceeding 100%.  As of December 31, 2011, except for one fixed maturity security with a fair value to cost ratio of 67%, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 89% and the equity securities noted above had a fair value to cost ratio of over 90%.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer.  The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value.  For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains (losses) in the consolidated statements of income.  Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost.  Based on our review, the Company experienced no other-than-temporary impairments during the quarters ended March 31, 2012 or 2011.

Management believes that the Company will fully recover its cost basis in the securities held at March 31, 2012, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	March 31,	December 31,
	2012	2011
Net unrealized appreciation on available-for sale securities	$33,978,477	$32,127,339
Adjustment to deferred acquisition costs	(1,030,777)	(987,662)
Deferred income taxes	(11,411,306)	(10,805,092)
Net unrealized appreciation on available-for sale securities	$21,536,394	$20,334,585

The amortized cost and fair value of fixed maturity securities at March 31, 2012, by contractual maturity, are presented below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$10,266,267	$10,661,145
Due after one year through five years	74,855,698	80,997,744
Due after five years through ten years	171,463,563	185,888,125
Due after ten years	85,686,298	94,550,330
Due at multiple maturity dates	47,561,761	51,431,958
Total	$389,833,587	$423,529,302

Proceeds for the quarters ended March 31, 2012 and 2011 from sales and maturities of investments in available-for-sale securities, as well as gross gains and gross losses realized, are presented below.

	Quarter Ended March 31,
	2012	2011
Proceeds from sales and maturities	$14,300,316	$10,996,472
Gross realized gains	117,023	268
Gross realized losses	(5,370)	(6,257)

Presented below is investment information, including the accumulated quarter and year-to-date change in net unrealized investment gains or losses.  Additionally, the table shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities for the quarters ended March 31, 2012 and 2011.

	Quarter Ended March 31,
	2012	2011

Change in unrealized investment gains (losses):
Available-for-sale:
Fixed maturities	$1,844,838	$(1,565,841)
Equity securities	6,300	243,738
Realized investment gains (losses):
Available-for-sale:
Fixed maturities	$111,653	$(5,989)
Equity securities	-	-

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations.  At March 31, 2012 and December 31, 2011, these required deposits had a total amortized cost of $22,918,052 and $22,821,430, respectively.

During the third quarter of 2011, the Company began purchasing investments in state-guaranteed receivables.  These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price.  Payments on these investments are made by state run lotteries and guaranteed by the states.  The state-guaranteed receivables are carried at their amortized cost basis on the balance sheet.  At March 31, 2012 the amortized cost and estimated fair value of state-guaranteed receivables, by contractual maturity, are summarized as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$473,627	$477,517
Due after one year through five years	1,960,471	2,106,514
Due after five years through ten years	2,025,473	2,416,125
Due after ten years	2,156,693	2,910,854
Total	$6,616,264	$7,911,010

The amortized cost of state-guaranteed receivables, by state, is summarized as follows:

	March 31,	December 31,
	2012	2011
New York	$4,033,851	$4,043,425
Massachusetts	1,828,097	1,815,672
California	192,545	209,073
Texas	188,330	185,021
Ohio	111,511	109,304
Pennsylvania	261,930	106,417
Total	$6,616,264	$6,468,912

During the third quarter of 2011, the Company purchased a $3,000,000 position in a Morgan Stanley market-indexed note.  The note pays 1% interest annually and matures in six years.  At maturity, the Company participates at 110% of any increase in the Dow Jones Industrial Average since the purchase date, but is guaranteed against market-related downside risk.  Accordingly, a portion of the investment is classified as a derivative and bifurcated for reporting purposes.  The derivative portion, having a cost basis of $645,000 calculated at 21.5% of the total value of the purchase price of the note, is reported as an investment in derivative on the balance sheet.  The remaining non-derivative portion of the note is reported within fixed maturities on the balance sheet.  This derivative is marked-to-market through the income statement, with the change in value reported as a component of investment income on the income statement.

Major categories of net investment income are summarized as follows:

	Quarter Ended March 31,
	2012	2011
Fixed maturities	$4,865,797	$3,948,905
Equity securities	12,887	35,445
Mortgage loans on real estate	356,077	326,447
Policy loans	123,334	118,359
State-guaranteed receivables	114,107	-
Loss on investment in derivative	(15,900)	-
Other	39,278	36,620
	5,495,580	4,465,776
Investment expenses	261,061	239,182
	$5,234,519	$4,226,594

NOTE 5 – Fair Values of Financial Instruments
The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in an orderly transaction between knowledgeable, unrelated, willing parties, i.e., not in a forced transaction.  The estimated fair value of a financial instrument may differ from the amount that could be realized if the security was sold in an immediate sale, e.g., a forced transaction.  Additionally, the valuation of investments is more subjective when markets are less liquid due to the lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur.

The Company holds fixed maturities and equity securities that are measured and reported at fair market value on the balance sheet.  The Company is also required to disclose fair value estimates for other financial instruments not required to be carried at market value on the balance sheet.  The Company determines the fair market values of its financial instruments based on the fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The unobservable inputs reflect the Company’s own assumptions about the inputs that market participants would use.

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

Valuation of Investments Reported at Fair Value in Financial Statements

The Company’s Level 1 investments include equity securities that are traded in an active exchange market, as well as one U.S. agency equity security whose value is set by government statute.

The Company’s Level 2 investments include fixed maturities with quoted prices that are traded less frequently than exchange-traded instruments or instruments whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes the majority of our fixed maturities, where fair values are obtained from a nationally recognized, third-party pricing service.

The Company’s Level 3 investments include financial instruments whose value cannot be obtained through a pricing service and must be determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category currently includes one private equity investment and three fixed maturities where independent pricing inputs were not able to be obtained for a significant portion of the underlying assets.  For the fixed maturities within this level, the Company utilizes the assistance of its third-party investment advisor to estimate the fair value based on non-binding broker quotes and internal models using unobservable assumptions about market participants.  For the private equity investment, the Company establishes fair value based on the most recent trading activity as well as a review of the underlying financial statements of the entity.  The Company’s Level 3 segment also includes the investment in derivative related to the bifurcated equity-indexed portion of a market-indexed note. The value of the derivative portion of this investment was derived from an option pricing model that utilizes the current Dow Jones Industrial Average compared to the strike price in the note, along with various other market assumptions including those regarding volatility and dividend yields.

The following table presents the Company’s fair value hierarchy for those financial instruments measured and reported at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, respectively.

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$52,906,922	$-	$52,906,922
States and political subdivisions	-	53,577,730	-	53,577,730
Corporate	-	212,452,171	2,091,908	214,544,079
Foreign	-	45,851,855	-	45,851,855
Asset-backed securities	-	5,216,758	-	5,216,758
Mortgage-backed securities:
Commercial MBS	-	8,011,924	-	8,011,924
Residential MBS	-	43,420,034	-	43,420,034
Total fixed maturities	$-	$421,437,394	$2,091,908	$423,529,302

Equity securities:
U.S. agencies	$552,800	$-	$-	$552,800
Mutual funds	342,713	-	-	342,713
Corporate common stock	134,927	-	352,000	486,927
Total equity securities	$1,030,440	$-	$352,000	$1,382,440

Investment in derivative	$-	$-	$736,800	$736,800

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$56,343,008	$-	$56,343,008
States and political subdivisions	-	53,171,999	-	53,171,999
Corporate	-	211,270,577	2,133,079	213,403,656
Foreign	-	39,180,736	-	39,180,736
Asset-backed securities	-	5,479,195	-	5,479,195
Mortgage-backed securities:
Commercial MBS	-	8,307,466	-	8,307,466
Residential MBS	-	45,754,608	-	45,754,608
Total fixed maturities	$-	$419,507,589	$2,133,079	$421,640,668

Equity securities:
U.S. agencies	$552,800	$-	$-	$552,800
Mutual funds	370,536	-	-	370,536
Corporate common stock	100,804	-	352,000	452,804
Total equity securities	$1,024,140	$-	$352,000	$1,376,140

Investment in derivative	$-	$-	$752,700	$752,700

The following table provides a summary of changes in fair value of our Level 3 financial instruments reported at fair value for the quarters ended March 31, 2012 and 2011, respectively.

	Quarter Ended March 31, 2012
		Asset-	Corporate	Investment
		Backed	Common	in
	Corporate	Securities	Stock	Derivative	Total
Beginning balance	$2,133,079	$-	$352,000	$752,700	$3,237,779
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Purchases	-	-	-	-	-
Sales	(49,415)	-	-	-	(49,415)
Total gains or losses:
Included in earnings	-	-	-	(15,900)	(15,900)
Included in other comprehensive income	8,244	-	-	-	8,244
Ending balance	$2,091,908	$-	$352,000	$736,800	$3,180,708

	Quarter Ended March 31, 2011
		Asset-	Corporate	Investment
		Backed	Common	in
	Corporate	Securities	Stock	Derivative	Total
Beginning balance	$-	$387,863	$344,000	$-	$731,863
Transfers into Level 3	1,701,785	-	-	-	1,701,785
Transfers out of Level 3	-	(387,863)	-	-	(387,863)
Purchases	400,000	-	-	-	400,000
Sales	(33,664)	-	-	-	(33,664)
Total gains or losses:
Included in earnings	-	-	-	-	-
Included in other comprehensive income	34,534	-	-	-	34,534
Ending balance	$2,102,655	$-	$344,000	$-	$2,446,655

The Company experienced no transfers between Level 1 and Level 2 during the quarters ended March 31, 2012 or 2011.  The Company experienced no transfers between Level 2 and Level 3 during the quarter ended March 31, 2012.  The Company had one asset-backed security that transferred from Level 3 to Level 2 during the quarter ended March 31, 2011.  The Company had two corporate fixed maturities that transferred from Level 2 to Level 3 during the quarter ended March 31, 2011.  Transfers in and/or (out) of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

The unrealized gains (losses) on Level 3 investments are recorded as a component of accumulated other comprehensive income (loss), net of tax, in accordance with required accounting for our available-for-sale portfolio.

Financial Instruments Disclosed, but not Carried, at Fair Value

The following disclosure presents the carrying values and estimated fair values of the Company’s financial instruments disclosed, but not carried, at fair value as of March 31, 2012 and December 31, 2011, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis.  The fair values for insurance contracts other than investment-type contracts are not required to be disclosed.  The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.  However, considerable judgment was required to interpret market data to develop these estimates.  Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange.  The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	March 31, 2012
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$18,116,381	$18,788,959	$-	$18,788,959	$-
Residential	19,670	22,217	-	22,217	-
Policy loans	6,891,717	6,891,717	-	-	6,891,717
State-guaranteed receivables	6,616,264	7,911,010	-	7,911,010	-
Other invested assets	1,531,746	1,531,746	-	-	1,531,746
Short-term investments	17,094	17,094	17,094	-	-
Cash and cash equivalents	6,493,558	6,493,558	6,493,558	-	-
Accrued investment income	4,511,131	4,511,131	-	-	4,511,131
Cash value of company-owned life insurance	9,977,511	9,977,511	-	-	9,977,511

Liabilities:
Policyholder deposits (Investment-type contracts)	54,496,219	56,355,709	-	-	56,355,709
Policy claims	2,207,635	2,207,635	-	-	2,207,635
Obligations under capital leases	446,070	446,070	-	-	446,070
Notes payable	1,421,066	1,422,192	-	-	1,422,192

	December 31, 2011
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$19,311,670	$20,050,148	$-	$20,050,148	$-
Residential	20,800	23,593	-	23,593	-
Policy loans	7,050,892	7,050,892	-	-	7,050,892
State-guaranteed receivables	6,468,912	7,924,353	-	7,924,353	-
Other invested assets	1,736,766	1,736,766	-	-	1,736,766
Cash and cash equivalents	6,534,616	6,534,616	6,534,616	-	-
Accrued investment income	4,978,676	4,978,676	-	-	4,978,676
Cash value of company-owned life insurance	9,899,557	9,899,557	-	-	9,899,557

Liabilities:
Policyholder deposits (Investment-type contracts)	54,545,769	57,795,323	-	-	57,795,323
Policy claims	2,098,959	2,098,959	-	-	2,098,959
Obligations under capital leases	496,958	496,958	-	-	496,958
Notes payable	1,781,337	1,782,661	-	-	1,782,661

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments in the accompanying financial statements and notes thereto:

Mortgage loans on real estate:  The fair values for mortgage loans are estimated using discounted cash flow analyses, using the actual spot rate yield curve in effect at the end of each period, as determined by recent new loan activity.

State-guaranteed receivables:  The fair values for state-guaranteed receivables are estimated using discounted cash flow analyses, using the average Citigroup Pension Liability Index in effect at the end of each period.

Cash and cash equivalents and short-term investments:  The carrying amounts reported for these financial instruments approximate their fair values given the highly liquid nature of the instruments.

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

Policy loans, other invested assets, accrued investment income, policy claims and obligations under capital leases:  The carrying values of these instruments approximate their fair values and are disclosed in Level 3 of the hierarchy.

NOTE 6 - Earnings per Share
Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended March 31, 2012 and 2011 were 1,152,737 and 1,151,817, respectively.

NOTE 7 - Segment Data
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

	Quarter Ended March 31,
	2012	2011

Revenue:
Preneed and burial products	$12,634,902	$10,721,442
Traditional and universal life products	4,899,313	2,696,066
Administrative and financial services	409,740	361,807
Corporate and other	188,410	174,277
	$18,132,365	$13,953,592

Pre-tax income (loss) from operations:
Preneed and burial products	$(116,897)	$(297,054)
Traditional and universal life products	110,096	238,739
Administrative and financial services	88,675	55,588
Corporate and other	(39,753)	60,881
	$42,121	$58,154

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

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2008 through 2011 U.S. federal tax years remain subject to income tax examination by tax authorities.  We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company will be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  However, should such a circumstance arise, it is our policy to classify any interest and penalties (if applicable) as income tax expense in the financial statements.

NOTE 9 – Other Comprehensive Income
The following tables present the pretax components of the Company’s other comprehensive income, and the related income tax expense (benefit) for each component, for the quarters ended March 31, 2012 and 2011.

	Quarter Ended March 31, 2012
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$1,962,791	$658,799	$1,303,992
Reclassification adjustment for gains included in income	(111,653)	(37,925)	(73,728)
Adjustment for effect of deferred acquisition costs	(43,115)	(14,659)	(28,456)
Net unrealized gains on investments	1,808,023	606,215	1,201,808
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	259,419	88,202	171,217

Total other comprehensive income	$2,067,442	$694,417	$1,373,025

	Quarter Ended March 31, 2011
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during period	$(1,328,092)	$(466,582)	$(861,510)
Reclassification adjustment for losses included in income	5,989	(1,449)	7,438
Adjustment for effect of deferred acquisition costs	61,116	20,779	40,337
Net unrealized losses on investments	(1,260,987)	(447,252)	(813,735)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	131,264	44,630	86,634

Total other comprehensive loss	$(1,129,723)	$(402,622)	$(727,101)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The change in the components of the Company’s accumulated other comprehensive income for the quarters ended March 31, 2012 and 2011 are as follows:

	Unrealized Gains	Defined	Accumulated
	(Losses) on	Benefit	Other
	Available-For-Sale	Pension	Comprehensive
	Securities	Plans	Income
For the quarter ended March 31, 2012:
Beginning balance	$20,334,585	$(6,729,101)	$13,605,484
Other comprehensive income	1,201,808	171,217	1,373,025
Ending balance	$21,536,393	$(6,557,884)	$14,978,509

For the quarter ended March 31, 2011:
Beginning balance	$11,471,680	$(3,989,588)	$7,482,092
Other comprehensive loss	(813,735)	86,634	(727,101)
Ending balance	$10,657,945	$(3,902,954)	$6,754,991

NOTE 10 – Employee Benefit Plans
We sponsor a noncontributory defined benefit pension plan which covers substantially all employees. Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service. Benefits are funded based on actuarially-determined amounts.

The following table provides the components of our net periodic benefit cost:

	Quarter Ended March 31,
	2012	2011

Service cost	$161,458	$130,194
Interest cost	267,822	252,986
Expected return on plan assets	(312,765)	(285,862)
Recognized actuarial net loss	259,419	131,264
Net periodic benefit cost	$375,934	$228,582

On May 10, 2012, the Board of Directors of the Company authorized an amendment to the IHCC Employee Retirement Plan (the “Pension Plan”) and on this date, the Board determined that effective June 30, 2012, all future benefit accruals and compensation increases under the Pension Plan shall automatically cease for all individuals who are participants under the Pension Plan as of June 30, 2012, but further allowing such participants to continue to earn vesting credit towards their Pension Plan benefit on and after June 30, 2012.

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

During 2011, we entered into a sales agreement with a third party national master general agent to write a new final expense policy designed specifically for their sales organization. The master general agent has an established record and extensive experience in this market. The product is being issued using simplified tele-underwriting techniques through an experienced third party underwriting firm.

The products within our traditional and universal life line have been updated to incorporate the 2001 CSO table while enhancing the marketability and profitability of these products.  The HLW Choice Whole Life replaced the Life Paid Up at 95 and the Heritage Protector IV replaced the Heritage Protector III.

During the second quarter of 2011, we introduced two products geared toward wealth preservation in the senior market – the Heritage Solution, a single premium life policy, and the Heritage Provider, a ten pay whole life and single premium immediate annuity combination. These products are currently being sold exclusively through our partnership with Puritan Financial Group and are being underwritten and issued using a third party underwriter with significant experience in that market. This business is being reinsured under a 50% coinsurance arrangement with a life insurance company affiliated with Puritan Financial Group.

Investors Heritage Life continues to market its third party administrative (“TPA”) services as an additional revenue source.  These agreements, for various levels of administrative services on behalf of each company, generate fee income for Investors Heritage Life.  We currently have seven TPA clients for which we provide tailored services to meet each client’s individual business needs.  We have been given notice of termination relative to two TPA clients effective July 1, 2012.  We have been able to perform our TPA services using our existing in-house resources.

During the third quarter of 2011, we assumed the covered obligations of the Texas Life, Accident, Health, and Hospital Service Insurance Guaranty Association related to a block of preneed policies originally issued by Memorial Service Life Insurance Company.  We received cash in exchange for assuming the covered obligations.  We assumed estimated net policy liabilities totaling approximately $93,904,000 in exchange for cash totaling approximately $93,909,000.  Given that the liabilities assumed approximated the consideration received, we did not establish an asset for value of business acquired.  We expect this acquisition to benefit us by lowering per policy fixed expenses as well as providing long-term profitability within the block of business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates continually, including those related to investments, deferred acquisition costs, value of business acquired, policy liabilities, income taxes, accrued pension expense, regulatory requirements, contingencies and litigation. We base such estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies, judgments and estimates are the most critical to the preparation of our consolidated financial statements.

Investments in Fixed Maturities, Equity Securities, Mortgage Loans and State-Guaranteed Receivables
We hold fixed maturities and equity interests in a variety of companies.  Additionally, we originate, underwrite and manage mortgage loans.  During 2011, we also began purchasing investments in state-guaranteed receivables consisting of the future cash flow rights from lottery prize winners. We continuously evaluate all of our investments based on current economic conditions, credit loss experience and other developments.  We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in fair value is other-than-temporary in nature.  This determination involves a degree of uncertainty.  If a decline in the fair value of a security is determined to be temporary, the decline is recognized in other comprehensive income (loss) within stockholders’ equity. If a decline in a security’s fair value is considered to be other-than-temporary, we then determine the proper treatment for the other-than-temporary impairment.  For fixed maturities, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security.  For equity securities, the amount of any other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security.

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

We classify our fixed maturities and equity securities as available-for-sale and carry them at fair value on the balance sheet, with unrealized appreciation (depreciation) relating to temporary market value changes recorded as an adjustment to other comprehensive income (loss), net of deferred acquisition costs and federal income taxes. Fair value for these investments is determined using Financial Accounting Standards Board (“FASB”) principles covering Level 1, Level 2 and Level 3 instruments as further discussed in Note 5 to the consolidated financial statements.

The majority of our fixed maturities are Level 2 instruments, for which the fair value is derived from readily available pricing services utilizing recent trades and broker information. Certain liquid equity securities are considered Level 1 instruments and are valued based on publicly available market quotes in an active market. We hold approximately $3,181,000 in Level 3 financial instruments reported at fair value in the consolidated financial statements, comprising 0.7% of our total investments carried at fair value. Fair value for these instruments is derived from unobservable inputs such as non-binding broker quotes and internal models using unobservable assumptions about market participants.

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

Deferred acquisition costs related to annuities are also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in the change in net unrealized gains (losses) on available-for-sale securities, a component of "Accumulated Other Comprehensive Income (Loss)" in the stockholders' equity section of the balance sheet.

Policy Liabilities
Estimating liabilities for our long-duration insurance contracts requires management to make various assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing, and operating expense levels.  We evaluate historical experience for these factors when assessing the need for changing current assumptions.  However, since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial judgment is required.  Actual experience may emerge differently from that originally estimated.  Any such difference would be recognized in the current year’s consolidated statement of income.  We utilize in-house actuaries in developing our actuarial assumptions and estimates and in monitoring such assumptions and estimates against actual experience.

Income Taxes
We evaluate our deferred income tax assets, which partially offset our deferred tax liabilities, for any necessary valuation allowances.  In doing so, we consider our ability and potential for recovering income taxes associated with such assets, which involve significant judgment.  Revisions to the assumptions associated with any necessary valuation allowances would be recognized in the consolidated financial statements in the period in which such revisions are made.

Accrued Pension Expense
We maintain a defined benefit retirement plan on behalf of our employees. Measurement of the future benefit obligations associated with this plan involves significant judgment, particularly in regard to the expected long-term rate of return on plan assets and the current discount rate used to calculate the present value of future obligations. The long-term rate of return for plan assets is determined based on an analysis of historical returns on invested assets, anticipated future fixed income, equity investment markets, and diversification needs.  Long term trends are evaluated relative to current market factors such as inflation, interest rates and investment strategies, including risk management, in order to assess the assumptions as applied to the plan. The discount rate utilized is determined based on reviews of market indices commonly used to measure such liabilities in the industry. Changes in our assumptions can significantly impact the accrued pension liability and net periodic benefit expense recorded in the consolidated financial statements.  Additionally, funding of plan liabilities is sensitive to changes in investment returns as well as regulatory changes, which can significantly impact our consolidated financial statements.

At March 31, 2012, our unfunded status with respect to our defined benefit pension plan was $9,303,553. The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2012 is estimated to be $1,037,677, with $259,419 amortized for the quarter ended March 31, 2012. We continually monitor the performance of plan assets and growth in liabilities and funding necessities, utilizing independent and experienced consultants to assist in plan management.

On May 10, 2012, the Board of Directors of the Company authorized an amendment to the IHCC Employee Retirement Plan (the “Pension Plan”) and on this date, the Board determined that effective June 30, 2012, all future benefit accruals and compensation increases under the Pension Plan shall automatically cease for all individuals who are participants under the Pension Plan as of June 30, 2012, but further allowing such participants to continue to earn vesting credit towards their Pension Plan benefit on and after June 30, 2012.

New Accounting Pronouncements
In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  Under the new guidance, acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising. This change became effective for fiscal years beginning after December 15, 2011 and interim periods within those years. We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have any effect on the Company’s results of operations, financial position or liquidity.

In May 2011, the FASB issued new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. This guidance became effective for interim and annual periods beginning after December 15, 2011. The Company’s adoption of this guidance resulted in a change in certain fair value footnote disclosures but did not have any effect on the Company’s results of operations, financial position or liquidity.

In June 2011, the FASB issued updated guidance to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in stockholders’ equity. The updated guidance requires that all non-owner changes in stockholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is to be applied retrospectively and became effective for the quarter ending March 31, 2012. The Company adopted this guidance utilizing two separate but consecutive statements. The Company’s adoption of this guidance resulted in a change in the presentation of the Company’s consolidated financial statements but did not have any impact on the Company’s results of operations, financial position or liquidity.

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments
Investors Heritage Life maintains a sound, conservative investment strategy. At March 31, 2012, 92.3% of invested assets consisted of fixed income securities compared to 92.0% at December 31, 2011. At March 31, 2012 and December 31, 2011, Investors Heritage Life’s fixed income investments were 97.1% and 96.8% investment grade, respectively, as rated by Standard & Poor’s.

We have reviewed our investment portfolio and do not believe that there are additional securities that are other-than-temporarily impaired at March 31, 2012 beyond the impairments already taken in previous periods.  None of Investors Heritage Life’s fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.  We recorded no other-than-temporary impairment charges in the consolidated statements of income during the quarters ended March 31, 2012 or 2011.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments.  As of March 31, 2012, we have only one CMO, with a fair value of approximately $58,900, which has any level of direct subprime exposure.  Based on our analysis, we believe this investment is of high quality and expect no losses as a result of the current subprime concerns.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending, with approximately 99.9% of these investments being in commercial properties. All mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers.  Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required.  We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis.  At March 31, 2012, 4.0% of invested assets consisted of mortgage loans compared to 4.2% at December 31, 2011. We anticipate maintaining a similar to slightly higher percentage of mortgage loans to total invested assets into the near future. As of March 31, 2012, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 180 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

During the third quarter of 2011, we began purchasing investments in state-guaranteed receivables.  These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price.  Payments on these investments are made by state run lotteries and guaranteed by the states.  As these payment streams are secured by the states themselves, a key function of our due diligence is the assessment of the states’ ability to meet these obligations.  Additionally, each state generally withholds income tax from each payment for which we must file for reimbursement of such tax annually.  We carry the state-guaranteed receivables at their amortized cost basis on the balance sheet.  As of March 31, 2012, we held approximately $6,616,000 in state-guaranteed receivables, with the largest concentrations in the states of New York and Massachusetts totaling approximately $4,034,000 and $1,828,000, respectively.  At March 31, 2012 and December 31, 2011, 1.4% of invested assets consisted of state-guaranteed receivables.

During the third quarter of 2011, we purchased a $3,000,000 position in a Morgan Stanley market-indexed note.  The note pays 1% interest annually and matures in six years.  In exchange for the reduced interest rate, the investment provides a protected level of equity market exposure.  At the maturity date, we participate at 110% of any increase in the Dow Jones Industrial Average as compared to the purchase date, but our principal is guaranteed against market-related downside risk.  We remain subject to counterparty credit risk associated with the issuer, Morgan Stanley, just as we would with any other fixed maturity or equity security within our portfolio.  The equity-linked portion of the investment is classified as a derivative and bifurcated for reporting purposes.  The derivative portion is reported as an investment in derivative on the balance sheet.  This derivative is required to be marked-to-market through the income statement, with the change in value reported as a component of investment income on the income statement.  As of March 31, 2012 and December 31, 2011, the derivative investment was valued at $736,800 and $752,700, respectively.  We recognized a decrease in investment income of $15,900 relative to the mark-to-market adjustment on this investment during the quarter ended March 31, 2012.

Liquidity and Capital Resources
Investors Heritage Life’s primary sources of cash flow used to meet short-term and long-term cash requirements are primarily insurance premiums, which include mortality and expense charges, investment income, and administrative service fees.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement.  Management has assessed our position and as of March 31, 2012, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview
Premiums earned (net of reinsurance) were $12,303,015 for the first quarter of 2012 (an increase of 32.2% compared to the first quarter of 2011).  This increase was predominantly due to increased sales of our current product offerings, including our preneed products and the new Puritan product offering introduced during the second quarter of 2011, in addition to premiums received on the recently acquired Texas blocks of business and through the sale of our new final expense policy.  Our current product offerings are performing well, although current economic conditions continue to limit disposable income typically used as a source for new sales in many of our markets.

Net investment income was $5,234,519 for the first quarter of 2012 (an increase of 23.8% compared to the first quarter of 2011).  This increase is due to our larger invested asset base as a result of the recent acquisition of the Memorial Service block of life insurance policies.  The current economic environment also continues to put pressure on new investment yields.

Net realized gains (losses) were $111,653 and ($5,989) for the quarters ended March 31, 2012 and 2011, respectively.  The activity during each of these periods was in the normal course of business, and we experienced no other-than-temporary impairments during the quarters ended March 31, 2012 or 2011.

Other income was $471,833 for the first quarter of 2012 (an increase of 14.1% compared to the first quarter of 2011).  The increase for the quarter is due to continued increases in revenues received from our TPA arrangements due to both new relationships and expanded work within existing relationships.  We have been given notice of termination relative to two TPA clients effective July 1, 2012.

Total benefits and expenses were $18,090,244 for the first quarter of 2012 compared to $13,895,438 for the first quarter of 2011.  This increase is primarily driven by increasing reserves, increased claims and increased commissions associated with our higher sales volume and the larger policy count derived from our assumptions of both the Memorial Service and Texas Memorial blocks of life insurance policies.  Finally, general and administrative expenses have increased for the quarter ended March 31, 2012 primarily due to increased benefit and employee salary expenses, some of which have been driven by new employees added due to our recent acquisitions.

After providing for federal income taxes, our net income was $29,485 with net income per share of $0.03 for the first quarter of 2012 as compared to net income of $40,343 and net income per share of $0.04 for the first quarter of 2011.

We declared a dividend of $0.23 per share on February 16, 2012 to shareholders of record on March 16, 2012. This dividend was paid on April 7, 2012.

Business Segments
FASB guidance requires a "management approach" in the presentation of business segments based on how management internally evaluates the operating performance of business units.  The discussion of segment operating results that follows is being provided based on segment data prepared using this methodology.

Preneed & Burial Products
Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $12,634,902 for the first quarter of 2012 compared to $10,721,442 for the first quarter of 2011.  This increase is predominantly due to the previously mentioned stronger sales of our existing preneed and final expense products and ongoing premium income generated as a result of the recent acquisitions, along with increased net investment income.

Pre-tax loss from operations was $116,897 and $297,054 for the quarters ended March 31, 2012 and 2011, respectively.  The reduction in the current period pre-tax loss was driven by increased sales, increased premium from acquisitions, and an adjustment to preneed death benefit crediting rates early in 2012.  Additionally, while we continue to face crediting rate spread pressure due to lower investment income yields, our increased invested asset base has contributed to our improvement in the pre-tax loss.

Traditional & Universal Life Products
Traditional and Universal Life Products include traditional life and group life insurance products, certain annuities and universal life products.  Revenues for this segment were $4,899,313 for the first quarter of 2012 (an increase of 81.7% compared to the first quarter of 2011).  Our new Puritan product offering introduced during the second quarter of 2011 has contributed significantly to our sales growth.  Pre-tax income from operations was $110,096 and $238,739 for the quarters ended March 31, 2012 and 2011, respectively.  The decrease in pre-tax income for the quarter is primarily attributable to high claims experience in universal life lines during the first quarter of 2012.

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

In addition to credit administration, this segment includes fees generated relative to our third party administrative relationships.  We currently provide tailored administrative services for seven unaffiliated companies, comprised of four life insurance companies and three holding companies.  Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting, actuarial services and policy administration.  We have been given notice of termination relative to two TPA clients effective July 1, 2012.

Revenues for this segment were $409,740 for the first quarter of 2012 (an increase of 13.2% compared to the first quarter of 2011).  Pre-tax income from operations was $88,675 and $55,588 for the quarters ended March 31, 2012 and 2011, respectively.  The revenue and pre-tax income increases are primarily related to the amount and timing of service fees generated from our third party administration relationships compared to the prior period.

Corporate & Other
Corporate and Other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $188,410 and $174,277 for the quarters ended March 31, 2012 and 2011, respectively.  This increase is primarily driven by increased investment income within this segment.  Pre-tax income (loss) from operations was ($39,753) and $60,881 for the quarters ended March 31, 2012 and 2011, respectively.  The current year reduction in pre-tax income is primarily due to higher general expenses coupled with the reduction in the mark-to-market adjustment on the derivative investment.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, less than 1% of our consolidated revenues were generated by those subsidiaries.  During the first three months of 2012, Investors Heritage Capital received no dividends from Investors Heritage Financial and no distributions from At Need Funding.  However, during April 2012, Investors Heritage Capital received dividends of $225,000 from Investors Heritage Financial and $100,000 in distributions from At Need Funding.  The potential exists for dividend payments from Investors Heritage Financial and distributions from At Need Funding over the remainder of 2012 as any needs arise.

Federal Income Taxes
The provision (benefit) for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Our effective tax rate was 30.0% and 30.6% for the quarters ended March 31, 2012 and 2011, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of March 31, 2012.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 15, 2012, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

No share repurchases were made pursuant to a publicly announced plan or program. All share repurchases were shares tendered by original stockholders under our right of first refusal or by employees as part of our 401(k) plan.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/ Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: May 15, 2012	President

BY: /s/ Raymond L. Carr
Raymond L. Carr
DATE: May 15, 2012	Vice President - Chief Financial Officer