Form 10-Q
period 2012-06-30
Investors Heritage Capital Corp
filed 2012-08-14
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Number of outstanding shares as of August 14, 2012 - 1,156,776.876

CONTENTS

	PART I – FINANCIAL INFORMATION
		Page
ITEM 1.	Condensed Consolidated Financial Statements	4
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
ITEM 4.	Controls and Procedures	36

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	37
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
ITEM 3.	Defaults Upon Senior Securities	37
ITEM 4.	Mine Safety Disclosures	37
ITEM 5.	Other Information	37
ITEM 6.	Exhibits	37

SIGNATURES	38

EXHIBIT 31.1	39
EXHIBIT 31.2	41
EXHIBIT 32	43

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $392,857,361 and $389,789,791)	$431,978,529	$421,640,668
Equity securities (cost: $1,228,178 and $1,099,678)	1,558,124	1,376,140
Mortgage loans on real estate	17,932,533	19,332,470
Policy loans	6,867,631	7,050,892
State-guaranteed receivables	6,577,892	6,468,912
Investment in derivative	679,800	752,700
Other invested assets	1,443,018	1,736,766
Total investments	467,037,527	458,358,548
Cash and cash equivalents	4,358,572	6,534,616
Accrued investment income	5,016,383	4,978,676
Due premiums	2,945,640	3,697,869
Deferred acquisition costs	16,664,254	16,619,021
Value of business acquired	595,567	674,762
Leased property under capital leases	398,792	505,541
Property and equipment	2,116,843	1,751,706
Cash value of company-owned life insurance	10,056,235	9,899,557
Other assets	1,493,268	1,242,250
Amounts recoverable from reinsurers	49,955,309	47,582,367
Total assets	$560,638,390	$551,844,913

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$455,960,222	$451,421,904
Unearned premium reserves	9,395,728	9,568,125
Policy claims	2,182,605	2,098,959
Liability for deposit-type contracts	3,053,460	3,007,905
Reserves for dividends and endowments and other	501,309	526,480
Total policy liabilities	471,093,324	466,623,373
Deferred federal income tax liability	12,618,533	9,325,937
Obligations under capital leases	397,906	496,958
Notes payable	1,382,412	1,781,337
Accrued pension liability	6,540,916	9,547,038
Other liabilities	4,096,693	6,406,549
Total liabilities	496,129,784	494,181,192

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,156,777 and 1,152,737)	1,156,777	1,152,737
Paid-in surplus	8,904,319	8,832,222
Accumulated other comprehensive income	20,315,036	13,605,484
Retained earnings	34,132,474	34,073,278
Total stockholders' equity	64,508,606	57,663,721
Total liabilities and stockholders' equity	$560,638,390	$551,844,913

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE
Premiums and other considerations	$16,057,272	$13,871,375	$33,105,484	$25,529,018
Premiums ceded	(4,208,230)	(2,797,994)	(8,953,427)	(5,149,382)
Net premiums earned	11,849,042	11,073,381	24,152,057	20,379,636

Investment income, net of expenses	5,114,368	4,216,000	10,348,887	8,442,594
Net realized gains on investments:
Total other-than-temporary impairment losses	-	-	-	-
Portion of loss recognized in other comprehensive income	-	-	-	-
Other net realized investment gains	86,606	44,345	198,259	38,356
Net realized gains on investments	86,606	44,345	198,259	38,356
Consideration on reinsurance assumed	(1,822)	-	9,523	13,117
Other income	362,069	394,949	833,902	808,564
Total revenue	17,410,263	15,728,675	35,542,628	29,682,267

BENEFITS AND EXPENSES
Death and other benefits	10,412,208	8,462,276	22,495,545	17,353,395
Guaranteed annual endowments	132,053	136,825	245,234	256,365
Dividends to policyholders	128,955	141,393	236,752	253,572
Increase in benefit reserves and unearned premiums	2,317,993	3,037,449	3,898,390	4,128,752
Acquisition costs deferred	(1,951,076)	(1,500,276)	(3,962,557)	(2,626,218)
Amortization of deferred acquisition costs	1,836,724	1,631,356	3,722,954	2,992,218
Commissions	1,116,783	935,734	2,193,394	1,533,247
Other general and administrative expenses	3,016,513	2,843,493	6,270,685	5,692,357
Total benefits and expenses	17,010,153	15,688,250	35,100,397	29,583,688

INCOME BEFORE FEDERAL INCOME TAXES	400,110	40,425	442,231	98,579

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	193,297	58,721	297,915	163,164
Deferred	(73,264)	(46,339)	(165,246)	(132,971)
Total federal income taxes	120,033	12,382	132,669	30,193

NET INCOME	$280,077	$28,043	$309,562	$68,386

BASIC AND DILUTED NET INCOME PER SHARE	$0.24	$0.02	$0.27	$0.06

DIVIDENDS PER SHARE	$-	$-	$0.23	$0.18

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

NET INCOME	$280,077	$28,043	$309,562	$68,386

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	5,559,242	4,626,300	7,522,033	3,298,208
Reclassification adjustment for gains included in income	(86,606)	(44,345)	(198,259)	(38,356)
Adjustment for effects of deferred acquisition costs	(151,255)	(178,601)	(194,370)	(117,485)
Net unrealized gains on investments	5,321,381	4,403,354	7,129,404	3,142,367
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	259,419	131,264	518,838	262,528
Curtailment of defined benefit pension plan	2,519,152	-	2,519,152	-
Net change in defined benefit pension plan	2,778,571	131,264	3,037,990	262,528

Other comprehensive income before income taxes	8,099,952	4,534,618	10,167,394	3,404,895

Income tax expense	2,763,425	1,546,727	3,457,842	1,144,105

OTHER COMPREHENSIVE INCOME, NET OF TAXES	5,336,527	2,987,891	6,709,552	2,260,790

COMPREHENSIVE INCOME	$5,616,604	$3,015,934	$7,019,114	$2,329,176

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock	Paid-in Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

BALANCE, JANUARY 1, 2011	$1,151,817	$8,801,514	$7,482,092	$33,737,040	$51,172,463

Net income	-	-	-	68,386	68,386
Other comprehensive income	-	-	2,260,790	-	2,260,790
Cash dividends	-	-	-	(207,999)	(207,999)
Issuances of common stock, net	1,753	30,708	-	5,229	37,690
BALANCE, JUNE 30, 2011	$1,153,570	$8,832,222	$9,742,882	$33,602,656	$53,331,330

BALANCE, JANUARY 1, 2012	$1,152,737	$8,832,222	$13,605,484	$34,073,278	$57,663,721

Net income	-	-	-	309,562	309,562
Other comprehensive income	-	-	6,709,552	-	6,709,552
Cash dividends	-	-	-	(265,129)	(265,129)
Issuances of common stock, net	4,040	72,097	-	14,763	90,900
BALANCE, JUNE 30, 2012	$1,156,777	$8,904,319	$20,315,036	$34,132,474	$64,508,606

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2012	2011

NET CASH PROVIDED BY OPERATING ACTIVITIES	$848,444	$5,433,482

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(22,501,356)	(20,455,934)
Sales of available-for-sale securities	5,714,990	2,045,000
Maturities of available-for-sale securities	13,405,225	15,259,871
Acquisitions of mortgage loans on real estate	(1,605,000)	(1,737,500)
Payments of mortgage loans on real estate	3,001,518	2,234,588
Purchases of state-guaranteed receivables	(158,005)	-
Payments of state-guaranteed receivables	277,020	-
Acquisitions of short-term investments	(17,094)	-
Sales and maturities of short-term investments	17,094	491,041
Net change in payable for securities	1,222,109	-
Net reductions (additions) in other investments	477,009	(119,105)
Net additions to property and equipment	(493,993)	(489,394)

NET CASH USED IN INVESTING ACTIVITIES	(660,483)	(2,771,433)
FINANCING ACTIVITIES
Receipts from universal life policies credited to policyholder account balances	2,775,427	2,896,720
Return of policyholder account balances on universal life policies	(4,566,278)	(4,393,349)
Payments on notes payable	(2,152,807)	(2,759,133)
Proceeds from notes payable	1,753,882	1,962,568
Dividends paid	(265,129)	(207,999)
Issuances of common stock, net	90,900	37,690

NET CASH USED IN FINANCING ACTIVITIES	(2,364,005)	(2,463,503)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,176,044)	198,546
Cash and cash equivalents at beginning of period	6,534,616	2,647,798
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,358,572	$2,846,344

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

NOTE 1 - Nature of Operations
Investors Heritage Capital Corporation is the holding company of Investors Heritage Life Insurance Company; Investors Heritage Printing, Inc., a printing company; Investors Heritage Financial Services Group, Inc., an insurance marketing company; is the sole member of At Need Funding, LLC, a limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policy proceeds from other nonaffiliated companies; and is the sole member of Heritage Funding, LLC, a limited liability company that invests in various business ventures. These entities are collectively hereinafter referred to as the “Company”. In excess of 99% of Investors Heritage Capital’s consolidated revenue is generated by Investors Heritage Life.

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

NOTE 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2011, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management has evaluated all events subsequent to June 30, 2012 through the date that these financial statements have been issued.

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

NOTE 4 – Investments
Investments in available-for-sale securities are summarized as follows:

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government obligations	$49,190,336	$4,602,932	$-	$53,793,268
States and political subdivisions	46,944,148	7,403,085	-	54,347,233
Corporate	200,258,686	19,118,588	55,923	219,321,351
Foreign	46,835,276	3,892,725	171,159	50,556,842
Asset-backed securities	4,758,892	368,652	651	5,126,893
Mortgage-backed securities (MBS):
Commercial MBS	7,446,794	424,817	-	7,871,611
Residential MBS	37,423,229	3,538,102	-	40,961,331
Total fixed maturity securities	392,857,361	39,348,901	227,733	431,978,529
Equity securities:
U.S. agencies	681,300	-	-	681,300
Mutual funds	318,283	59,041	-	377,324
Corporate common stock	228,595	270,905	-	499,500
Total equity securities	1,228,178	329,946	-	1,558,124
Total	$394,085,539	$39,678,847	$227,733	$433,536,653

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government obligations	$52,208,593	$4,134,415	$-	$56,343,008
States and political subdivisions	47,104,054	6,067,945	-	53,171,999
Corporate	199,007,279	14,999,595	603,218	213,403,656
Foreign	36,303,830	3,324,085	447,179	39,180,736
Asset-backed securities	5,041,278	438,652	735	5,479,195
Mortgage-backed securities (MBS):
Commercial MBS	7,893,233	414,233	-	8,307,466
Residential MBS	42,231,524	3,523,084	-	45,754,608
Total fixed maturity securities	389,789,791	32,902,009	1,051,132	421,640,668
Equity securities:
U.S. agencies	552,800	-	-	552,800
Mutual funds	318,283	52,253	-	370,536
Corporate common stock	228,595	234,535	10,326	452,804
Total equity securities	1,099,678	286,788	10,326	1,376,140
Total	$390,889,469	$33,188,797	$1,061,458	$423,016,808

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	June 30, 2012			December 31, 2011
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Fixed Maturities:
Less than 12 months:
Corporate	$4,143,185	$55,923	6	$20,516,939	$603,218	20
Foreign	4,215,520	48,672	2	1,875,940	122,315	1
Asset-backed securities	58,975	651	1	58,892	735	1
Greater than 12 months:
Foreign	857,180	122,487	1	653,350	324,864	1
Total fixed maturities	9,274,860	227,733	10	23,105,121	1,051,132	23

Equities:
Less than 12 months:
Corporate common stock	-	-	-	100,804	10,326	1
Total equities	-	-	-	100,804	10,326	1

Total	$9,274,860	$227,733	10	$23,205,925	$1,061,458	24

As of June 30, 2012, all of the above fixed maturity securities individually had a fair value to cost ratio equal to or greater than 87% and the equity securities had a fair value to cost ratio equal to or exceeding 100%.  As of December 31, 2011, except for one fixed maturity security with a fair value to cost ratio of 67%, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 89% and the equity securities noted above had a fair value to cost ratio of over 90%.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer.  The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value.  For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains (losses) in the consolidated statements of income.  Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost.  Based on our review, the Company experienced no other-than-temporary impairments during the quarters or six months ended June 30, 2012 or 2011.

Management believes that the Company will fully recover its cost basis in the securities held at June 30, 2012, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	June 30, 2012	December 31, 2011
Net unrealized appreciation on available-for sale securities	$39,451,114	$32,127,339
Adjustment to deferred acquisition costs	(1,182,032)	(987,662)
Deferred income taxes	(13,230,018)	(10,805,092)
Net unrealized appreciation on available-for sale securities	$25,039,064	$20,334,585

The amortized cost and fair value of fixed maturity securities at June 30, 2012, by contractual maturity, are presented below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$19,342,553	$19,921,799
Due after one year through five years	64,701,643	70,185,792
Due after five years through ten years	175,221,413	192,681,439
Due after ten years	88,721,729	100,356,557
Due at multiple maturity dates	44,870,023	48,832,942
Total	$392,857,361	$431,978,529

Proceeds for the quarters and six months ended June 30, 2012 and 2011 from sales and maturities of investments in available-for-sale securities, as well as gross gains and gross losses realized, are presented below.

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds from sales and maturities	$4,819,899	$6,308,399	$19,120,215	$17,304,871
Gross realized gains	86,606	44,345	203,629	44,611
Gross realized losses	-	-	(5,370)	(6,255)

Presented below is investment information, including the accumulated quarter and year-to-date change in net unrealized investment gains or losses.  Additionally, the table shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities for the quarters and six months ended June 30, 2012 and 2011.

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Change in unrealized investment gains (losses):
Available-for-sale:
Fixed maturities	$5,425,453	$4,591,251	$7,270,291	$3,025,410
Equity securities	47,184	(9,297)	53,484	234,441
Realized investment gains:
Available-for-sale:
Fixed maturities	$86,606	$44,345	$198,259	$38,356
Equity securities	-	-	-	-

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations.  At June 30, 2012 and December 31, 2011, these required deposits had a total amortized cost of $22,898,910 and $22,821,430, respectively.

During the third quarter of 2011, the Company began purchasing investments in state-guaranteed receivables.  These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price.  Payments on these investments are made by state run lotteries and guaranteed by the states.  The state-guaranteed receivables are carried at their amortized cost basis on the balance sheet.  At June 30, 2012, the amortized cost and estimated fair value of state-guaranteed receivables, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due in one year or less	$453,237	$459,644
Due after one year through five years	1,977,397	2,155,293
Due after five years through ten years	2,042,909	2,533,802
Due after ten years	2,104,349	3,028,091
Total	$6,577,892	$8,176,830

The amortized cost of state-guaranteed receivables, by state, is summarized as follows:

	June 30, 2012	December 31, 2011
New York	$4,015,966	$4,043,425
Massachusetts	1,814,437	1,815,672
Pennsylvania	266,509	106,417
California	195,884	209,073
Texas	191,640	185,021
Ohio	93,456	109,304
Total	$6,577,892	$6,468,912

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

Major categories of net investment income are summarized as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fixed maturities	$4,850,660	$3,924,849	$9,716,457	$7,873,754
Equity securities	14,497	40,548	27,384	75,993
Mortgage loans on real estate	315,105	313,564	671,182	640,011
Policy loans	121,159	122,374	244,493	240,733
State-guaranteed receivables	113,889	-	227,996	-
Loss on investment in derivative	(57,000)	-	(72,900)	-
Other	17,118	53,842	56,396	90,462
	5,375,428	4,455,177	10,871,008	8,920,953
Investment expenses	261,060	239,177	522,121	478,359
	$5,114,368	$4,216,000	$10,348,887	$8,442,594

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

The following table presents the Company’s fair value hierarchy for those financial instruments measured and reported at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, respectively.

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$53,793,268	$-	$53,793,268
States and political subdivisions	-	54,347,233	-	54,347,233
Corporate	-	217,231,700	2,089,651	219,321,351
Foreign	-	50,556,842	-	50,556,842
Asset-backed securities	-	5,126,893	-	5,126,893
Mortgage-backed securities:
Commercial MBS	-	7,871,611	-	7,871,611
Residential MBS	-	40,961,331	-	40,961,331
Total fixed maturities	$-	$429,888,878	$2,089,651	$431,978,529

Equity securities:
U.S. agencies	$681,300	$-	$-	$681,300
Mutual funds	377,324	-	-	377,324
Corporate common stock	147,500	-	352,000	499,500
Total equity securities	$1,206,124	$-	$352,000	$1,558,124

Investment in derivative	$-	$-	$679,800	$679,800

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$56,343,008	$-	$56,343,008
States and political subdivisions	-	53,171,999	-	53,171,999
Corporate	-	211,270,577	2,133,079	213,403,656
Foreign	-	39,180,736	-	39,180,736
Asset-backed securities	-	5,479,195	-	5,479,195
Mortgage-backed securities:
Commercial MBS	-	8,307,466	-	8,307,466
Residential MBS	-	45,754,608	-	45,754,608
Total fixed maturities	$-	$419,507,589	$2,133,079	$421,640,668

Equity securities:
U.S. agencies	$552,800	$-	$-	$552,800
Mutual funds	370,536	-	-	370,536
Corporate common stock	100,804	-	352,000	452,804
Total equity securities	$1,024,140	$-	$352,000	$1,376,140

Investment in derivative	$-	$-	$752,700	$752,700

The following tables provide a summary of changes in fair value of our Level 3 financial instruments reported at fair value for the quarters and six months ended June 30, 2012 and 2011, respectively.

	Quarter Ended June 30, 2012
	Corporate	Asset- Backed Securities	Corporate Common Stock	Investment in Derivative	Total
Beginning balance	$2,091,908	$-	$352,000	$736,800	$3,180,708
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Purchases	-	-	-	-	-
Sales	381	-	-	-	381
Total gains or losses:
Included in earnings	-	-	-	(57,000)	(57,000)
Included in other comprehensive income	(2,638)	-	-	-	(2,638)
Ending balance	$2,089,651	$-	$352,000	$679,800	$3,121,451

	Quarter Ended June 30, 2011
	Corporate	Asset- Backed Securities	Corporate Common Stock	Investment in Derivative	Total
Beginning balance	$2,102,655	$-	$344,000	$-	$2,446,655
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Purchases	-	-	-	-	-
Sales	403	-	-	-	403
Total gains or losses:
Included in earnings	-	-	-	-	-
Included in other comprehensive income	63,774	-	-	-	63,774
Ending balance	$2,166,832	$-	$344,000	$-	$2,510,832

	Six Months Ended June 30, 2012
	Corporate	Asset- Backed Securities	Corporate Common Stock	Investment in Derivative	Total
Beginning balance	$2,133,079	$-	$352,000	$752,700	$3,237,779
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Purchases	-	-	-	-	-
Sales	(49,034)	-	-	-	(49,034)
Total gains or losses:
Included in earnings	-	-	-	(72,900)	(72,900)
Included in other comprehensive income	5,606	-	-	-	5,606
Ending balance	$2,089,651	$-	$352,000	$679,800	$3,121,451

	Six Months Ended June 30, 2011
	Corporate	Asset- Backed Securities	Corporate Common Stock	Investment in Derivative	Total
Beginning balance	$-	$387,863	$344,000	$-	$731,863
Transfers into Level 3	1,701,785	-	-	-	1,701,785
Transfers out of Level 3	-	(387,863)	-	-	(387,863)
Purchases	400,000	-	-	-	400,000
Sales	(33,261)	-	-	-	(33,261)
Total gains or losses:
Included in earnings	-	-	-	-	-
Included in other comprehensive income	98,308	-	-	-	98,308
Ending balance	$2,166,832	$-	$344,000	$-	$2,510,832

The Company experienced no transfers between Level 1 and Level 2 during the quarters or six months ended June 30, 2012 or 2011.  The Company experienced no transfers between Level 2 and Level 3 during the quarter or six months ended June 30, 2012.  The Company had one asset-backed security that transferred from Level 3 to Level 2 during the six months ended June 30, 2011.  The Company had two corporate fixed maturities that transferred from Level 2 to Level 3 during the six months ended June 30, 2011.  Transfers in and/or (out) of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

The unrealized gains (losses) on Level 3 investments are recorded as a component of accumulated other comprehensive income (loss), net of tax, in accordance with required accounting for our available-for-sale portfolio.

Financial Instruments Disclosed, but not Carried, at Fair Value

The following disclosure presents the carrying values and estimated fair values of the Company’s financial instruments disclosed, but not carried, at fair value as of June 30, 2012 and December 31, 2011, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis.  The fair values for insurance contracts other than investment-type contracts are not required to be disclosed.  The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.  However, considerable judgment was required to interpret market data to develop these estimates.  Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange.  The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	June 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$17,914,023	$18,690,636	$-	$18,690,636	$-
Residential	18,510	19,966	-	19,966	-
Policy loans	6,867,631	6,867,631	-	-	6,867,631
State-guaranteed receivables	6,577,892	8,176,830	-	8,176,830	-
Other invested assets	1,443,018	1,443,018	-	-	1,443,018
Cash and cash equivalents	4,358,572	4,358,572	4,358,572	-	-
Accrued investment income	5,016,383	5,016,383	-	-	5,016,383
Cash value of company-owned life insurance	10,056,235	10,056,235	-	-	10,056,235

Liabilities:
Policyholder deposits (Investment-type contracts)	54,607,956	58,930,599	-	-	58,930,599
Policy claims	2,182,605	2,182,605	-	-	2,182,605
Obligations under capital leases	397,906	397,906	-	-	397,906
Notes payable	1,382,412	1,383,356	-	-	1,383,356

	December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$19,311,670	$20,050,148	$-	$20,050,148	$-
Residential	20,800	23,593	-	23,593	-
Policy loans	7,050,892	7,050,892	-	-	7,050,892
State-guaranteed receivables	6,468,912	7,924,353	-	7,924,353	-
Other invested assets	1,736,766	1,736,766	-	-	1,736,766
Cash and cash equivalents	6,534,616	6,534,616	6,534,616	-	-
Accrued investment income	4,978,676	4,978,676	-	-	4,978,676
Cash value of company-owned life insurance	9,899,557	9,899,557	-	-	9,899,557

Liabilities:
Policyholder deposits (Investment-type contracts)	54,545,769	57,795,323	-	-	57,795,323
Policy claims	2,098,959	2,098,959	-	-	2,098,959
Obligations under capital leases	496,958	496,958	-	-	496,958
Notes payable	1,781,337	1,782,661	-	-	1,782,661

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

Cash and cash equivalents:  The carrying amounts reported for these financial instruments approximate their fair values given the highly liquid nature of the instruments.

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

NOTE 6 - Earnings per Share
Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended June 30, 2012 and 2011 were 1,155,756 and 1,151,991, respectively. The weighted average number of shares outstanding for the six months ended June 30, 2012 and 2011 were 1,154,224 and 1,151,904, respectively.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue:
Preneed and burial products	$12,333,399	$10,504,369	$24,968,301	$21,225,811
Traditional and universal life products	4,682,537	4,722,987	9,581,850	7,419,053
Administrative and financial services	323,473	299,920	733,213	661,727
Corporate and other	70,854	201,399	259,264	375,676
Total revenues	$17,410,263	$15,728,675	$35,542,628	$29,682,267

Pre-tax income (loss) from operations:
Preneed and burial products	$285,311	$(115,817)	$168,414	$(412,871)
Traditional and universal life products	220,824	253,807	330,920	492,546
Administrative and financial services	58,054	14,668	146,729	70,256
Corporate and other	(164,079)	(112,233)	(203,832)	(51,352)
Total pre-tax income from operations	$400,110	$40,425	$442,231	$98,579

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

NOTE 9 – Other Comprehensive Income
The following tables present the pretax components of the Company’s other comprehensive income, and the related income tax expense (benefit) for each component, for the quarters and six months ended June 30, 2012 and 2011.

	Quarter Ended June 30, 2012			Six Months Ended June 30, 2012
	Pretax	Income Tax Expense (Benefit)	Net of Tax	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$5,559,242	$1,899,513	$3,659,729	$7,522,033	$2,558,312	$4,963,721
Reclassification adjustment for gains included in income	(86,606)	(29,376)	(57,230)	(198,259)	(67,301)	(130,958)
Adjustment for effect of deferred acquisition costs	(151,255)	(51,427)	(99,828)	(194,370)	(66,086)	(128,284)
Net unrealized gains on investments	5,321,381	1,818,710	3,502,671	7,129,404	2,424,925	4,704,479
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	259,419	88,203	171,216	518,838	176,405	342,433
Curtailment of defined benefit pension plan	2,519,152	856,512	1,662,640	2,519,152	856,512	1,662,640
Net change in defined benefit pension plan	2,778,571	944,715	1,833,856	3,037,990	1,032,917	2,005,073

Total other comprehensive income	$8,099,952	$2,763,425	$5,336,527	$10,167,394	$3,457,842	$6,709,552

	Quarter Ended June 30, 2011			Six Months Ended June 30, 2011
	Pretax	Income Tax Expense (Benefit)	Net of Tax	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$4,626,300	$1,581,733	$3,044,567	$3,298,208	$1,115,151	$2,183,057
Reclassification adjustment for gains included in income	(44,345)	(18,911)	(25,434)	(38,356)	(20,360)	(17,996)
Adjustment for effect of deferred acquisition costs	(178,601)	(60,724)	(117,877)	(117,485)	(39,945)	(77,540)
Net unrealized gains on investments	4,403,354	1,502,098	2,901,256	3,142,367	1,054,846	2,087,521
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	131,264	44,629	86,635	262,528	89,259	173,269
Curtailment of defined benefit pension plan	-	-	-	-	-	-
Net change in defined benefit pension plan	131,264	44,629	86,635	262,528	89,259	173,269

Total other comprehensive income	$4,534,618	$1,546,727	$2,987,891	$3,404,895	$1,144,105	$2,260,790

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The change in the components of the Company’s accumulated other comprehensive income for the six months ended June 30, 2012 and 2011 are as follows:

	Unrealized Gains on Available-For-Sale Securities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
For the six months ended June 30, 2012:
Beginning balance	$20,334,585	$(6,729,101)	$13,605,484
Other comprehensive income	4,704,479	2,005,073	6,709,552
Ending balance	$25,039,064	$(4,724,028)	$20,315,036

For the six months ended June 30, 2011:
Beginning balance	$11,471,680	$(3,989,588)	$7,482,092
Other comprehensive income	2,087,521	173,269	2,260,790
Ending balance	$13,559,201	$(3,816,319)	$9,742,882

NOTE 10 – Employee Benefit Plans
We sponsor a noncontributory defined benefit pension plan which covers substantially all employees. Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service. Benefits are funded based on actuarially-determined amounts. On May 10, 2012, the Board of Directors of the Company authorized an amendment to the IHCC Employee Retirement Plan (the “Pension Plan”) which provides that all future benefit accruals and compensation increases under the Pension Plan shall automatically cease for all individuals who are participants under the Pension Plan as of June 30, 2012. The amendment also allows such participants to continue to earn vesting credit towards their Pension Plan benefit on and after June 30, 2012.

In conjunction with the curtailment of the Pension Plan, our actuarially-determined accrued pension liability was remeasured at June 30, 2012.  This remeasurement resulted in a reduction in our accrued pension liability of $2,519,152, net of deferred taxes of $856,512, as a result of the curtailment of the plan.

The following table provides the components of our net periodic benefit cost:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Service cost	$161,458	$130,194	$322,916	$260,388
Interest cost	267,822	252,986	535,644	505,972
Expected return on plan assets	(312,765)	(285,862)	(625,530)	(571,724)
Recognized actuarial net loss	259,419	131,264	518,838	262,528
Net periodic benefit cost	$375,934	$228,582	$751,868	$457,164

Additionally, on June 21, 2012, the Board of Directors of the Company authorized an amendment to the IHCC Retirement Savings Plan and Trust (the “Old 401(k) Plan”), under which, effective June 30, 2012, participants in the Old 401(k) Plan shall not be eligible to elect to defer and contribute compensation earned to the Old 401(k) Plan; the Company will not make any matching contributions to the Old 401(k) Plan; and the Old 401(k) Plan will not accept rollover contributions.

On June 21, 2012, the Board of Directors of the Company also adopted a new traditional 401(k) retirement plan, the IHCC 401(k) Retirement Plan (the “Retirement Plan”). Employees will be eligible to participate in the Retirement Plan on the first day of employment. Under the Retirement Plan, the Company will match employee contributions dollar for dollar up to 4% of employee compensation deferrals. Employees who have met certain employment criteria may also be eligible to receive an additional allocation after the end of each plan year. The Retirement Plan became effective July 1, 2012.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Investors Heritage Capital Corporation is incorporated under the laws of the Commonwealth of Kentucky and wholly owns Investors Heritage Life Insurance Company, a life insurance company also incorporated under the laws of the Commonwealth of Kentucky. Investors Heritage Capital also wholly owns Investors Heritage Financial Services Group, Inc., a Kentucky insurance marketing company; Investors Heritage Printing, Inc., a Kentucky printing company that provides printing to Investors Heritage Life and other unaffiliated parties; is the sole member of At Need Funding, LLC, a Kentucky limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policy proceeds from other nonaffiliated companies; and is the sole member of Heritage Funding, LLC, a limited liability company that was formed to invest in various business ventures but is currently dormant.

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

Investors Heritage Life continues to market its third party administrative (“TPA”) services as an additional revenue source.  These agreements, for various levels of administrative services on behalf of each company, generate fee income for Investors Heritage Life.  We currently have five TPA clients for which we provide tailored services to meet each client’s individual business needs. We have been able to perform our TPA services using our existing in-house resources.

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

The majority of our fixed maturities are Level 2 instruments, for which the fair value is derived from readily available pricing services utilizing recent trades and broker information. Certain liquid equity securities are considered Level 1 instruments and are valued based on publicly available market quotes in an active market. We hold approximately $3,121,000 in Level 3 financial instruments reported at fair value in the consolidated financial statements, comprising 0.7% of our total investments carried at fair value. Fair value for these instruments is derived from unobservable inputs such as non-binding broker quotes and internal models using unobservable assumptions about market participants.

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

Employee Benefit Plans
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

On May 10, 2012, the Board of Directors of the Company authorized an amendment to the IHCC Employee Retirement Plan (the “Pension Plan”) which provides that all future benefit accruals and compensation increases under the Pension Plan shall automatically cease for all individuals who are participants under the Pension Plan as of June 30, 2012. The amendment also allows such participants to continue to earn vesting credit towards their Pension Plan benefit on and after June 30, 2012.

In conjunction with the curtailment of the Pension Plan, our actuarially-determined accrued pension liability was remeasured at June 30, 2012.  This remeasurement resulted in a reduction in our accrued pension liability of $2,519,152, net of deferred taxes of $856,512, as a result of the curtailment of the plan. The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2012 is estimated to be $861,556, with $518,838 amortized for the six months ended June 30, 2012. We continually monitor the performance of plan assets and growth in liabilities and funding necessities, utilizing independent and experienced consultants to assist in plan management.

Additionally, on June 21, 2012, the Board of Directors of the Company authorized an amendment to the IHCC Retirement Savings Plan and Trust (the “Old 401(k) Plan”), under which, effective June 30, 2012, participants in the Old 401(k) Plan shall not be eligible to elect to defer and contribute compensation earned to the Old 401(k) Plan; the Company will not make any matching contributions to the Old 401(k) Plan; and the Old 401(k) Plan will not accept rollover contributions.

On June 21, 2012, the Board of Directors of the Company also adopted a new traditional 401(k) retirement plan, the IHCC 401(k) Retirement Plan (the “Retirement Plan”). Employees will be eligible to participate in the Retirement Plan on the first day of employment. Under the Retirement Plan, the Company will match employee contributions dollar for dollar up to 4% of employee compensation deferrals. Employees who have met certain employment criteria may also be eligible to receive an additional allocation after the end of each plan year. The Retirement Plan became effective July 1, 2012.

We expect these changes in our employee benefit plans to mitigate future uncertainty with respect to defined benefit pension plans while also maintaining a competitive benefit package for our employees.

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

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments
Investors Heritage Life maintains a sound, conservative investment strategy. At June 30, 2012, 92.5% of invested assets consisted of fixed income securities compared to 92.0% at December 31, 2011. At June 30, 2012 and December 31, 2011, Investors Heritage Life’s fixed income investments were 96.8% investment grade, respectively, as rated by Standard & Poor’s.

We have reviewed our investment portfolio and do not believe that there are additional securities that are other-than-temporarily impaired at June 30, 2012 beyond the impairments already taken in previous periods.  None of Investors Heritage Life’s fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.  We recorded no other-than-temporary impairment charges in the consolidated statements of income during the quarters or six months ended June 30, 2012 or 2011.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments.  As of June 30, 2012, we have only one CMO, with a fair value of approximately $59,000, which has any level of direct subprime exposure.  Based on our analysis, we believe this investment is of high quality and expect no losses as a result of the current subprime concerns.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending, with approximately 99.9% of these investments being in commercial properties. All mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers.  Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required.  We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis.  At June 30, 2012, 3.8% of invested assets consisted of mortgage loans compared to 4.2% at December 31, 2011. We anticipate maintaining a similar to slightly higher percentage of mortgage loans to total invested assets into the near future. As of June 30, 2012, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 180 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

During the third quarter of 2011, we began purchasing investments in state-guaranteed receivables.  These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price.  Payments on these investments are made by state run lotteries and guaranteed by the states.  As these payment streams are secured by the states themselves, a key function of our due diligence is the assessment of the states’ ability to meet these obligations.  Additionally, each state generally withholds income tax from each payment for which we must file for reimbursement of such tax annually.  We carry the state-guaranteed receivables at their amortized cost basis on the balance sheet.  As of June 30, 2012, we held approximately $6,578,000 in state-guaranteed receivables, with the largest concentrations in the states of New York and Massachusetts totaling approximately $4,016,000 and $1,814,000, respectively.  At June 30, 2012 and December 31, 2011, 1.4% of invested assets consisted of state-guaranteed receivables.

During the third quarter of 2011, we purchased a $3,000,000 position in a Morgan Stanley market-indexed note.  The note pays 1% interest annually and matures in six years.  In exchange for the reduced interest rate, the investment provides a protected level of equity market exposure.  At the maturity date, we participate at 110% of any increase in the Dow Jones Industrial Average as compared to the purchase date, but our principal is guaranteed against market-related downside risk.  We remain subject to counterparty credit risk associated with the issuer, Morgan Stanley, just as we would with any other fixed maturity or equity security within our portfolio.  The equity-linked portion of the investment is classified as a derivative and bifurcated for reporting purposes.  The derivative portion is reported as an investment in derivative on the balance sheet.  This derivative is required to be marked-to-market through the income statement, with the change in value reported as a component of investment income on the income statement.  As of June 30, 2012 and December 31, 2011, the derivative investment was valued at $679,800 and $752,700, respectively.  We recognized a decrease in investment income of $57,000 and $72,900, respectively, relative to the mark-to-market adjustment on this investment during the quarter and six months ended June 30, 2012.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement.  Management has assessed our position and as of June 30, 2012, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview
Premiums earned (net of reinsurance) were $11,849,042 for the second quarter of 2012 (an increase of 7.0% compared to the second quarter of 2011) and $24,152,057 for the six months ended June 30, 2012 (an increase of 18.5% compared to the corresponding period in 2011).  This increase was predominantly due to increased sales of our current product offerings, including our preneed products and the new Puritan product offering introduced during the second quarter of 2011, in addition to premiums received on the recently acquired Texas blocks of business and through the sale of our new final expense policy.  Our current product offerings are performing well, although current economic conditions continue to limit disposable income typically used as a source for new sales in many of our markets.

Net investment income was $5,114,368 for the second quarter of 2012 (an increase of 21.3% compared to the second quarter of 2011) and $10,348,887 for the six months ended June 30, 2012 (an increase of 22.6% compared to the corresponding period in 2011).  This increase is due to our larger invested asset base as a result of the recent acquisition of the Memorial Service block of life insurance policies.  The current economic environment also continues to put pressure on new investment yields.

Net realized gains were $86,606 and $198,259 for the quarter and six months ended June 30, 2012, respectively, compared to $44,345 and $38,356 for the quarter and six months ended June 30, 2011, respectively. The activity during each of these periods was in the normal course of business, and we experienced no other-than-temporary impairments during the quarters or six months ended June 30, 2012 or 2011.

Other income was $362,069 for the second quarter of 2012 (a decrease of 8.3% compared to the second quarter of 2011) and $833,902 for the six months ended June 30, 2012 (an increase of 3.1% compared to the corresponding period in 2011).  The increase for the six months is due to increases in revenues received from our TPA arrangements due to both new relationships and expanded work within existing relationships, although the recent loss of certain smaller TPA clients has resulted in a reduction in other income for the quarter.

Total benefits and expenses were $17,010,153 for the second quarter of 2012 (an increase of 8.4% compared to the second quarter of 2011) and $35,100,397 for the six months ended June 30, 2012 (an increase of 18.6% compared to the corresponding period in 2011). This increase is primarily driven by increased claims and increased commissions associated with our higher sales volume and the larger policy count derived from our assumptions of both the Memorial Service and Texas Memorial blocks of life insurance policies.  Finally, general and administrative expenses have increased for the quarter and six months ended June 30, 2012 primarily due to increased benefit and employee salary expenses, some of which have been driven by new employees added due to our recent acquisitions.

After providing for federal income taxes, our net income was $280,077 with net income per share of $0.24 for the second quarter of 2012 as compared to net income of $28,043 and net income per share of $0.02 for the second quarter of 2011. Our net income for the six months ended June 30, 2012 was $309,562 with net income per share of $0.27 as compared to net income of $68,386 and net income per share of $0.06 for the six months ended June 30, 2011.

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

Preneed & Burial Products
Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $12,333,399 for the second quarter of 2012 (an increase of 17.4% compared to the second quarter of 2011) and $24,968,301 for the six months ended June 30, 2012 (an increase of 17.6% compared to the corresponding period in 2011). This increase is predominantly due to the previously mentioned stronger sales of our existing preneed and final expense products and ongoing premium income generated as a result of the recent acquisitions, along with increased net investment income.

Pre-tax income from operations was $285,311 and $168,414 for the quarter and six months ended June 30, 2012, respectively, as compared to a pre-tax loss from operations of $115,817 and $412,871 for the quarter and six months ended June 30, 2011, respectively. The improvement in pre-tax income was driven by increased sales, increased premium and reduction of unit expenses due to recent acquisitions, and an adjustment to preneed death benefit crediting rates early in 2012.  Additionally, while we continue to face crediting rate spread pressure due to lower investment income yields, our increased invested asset base has contributed to our improvement in pre-tax income.

Traditional & Universal Life Products
Traditional and Universal Life Products include traditional life and group life insurance products, certain annuities and universal life products.  Revenues for this segment were $4,682,537 for the second quarter of 2012 (a decrease of 0.9% compared to the second quarter of 2011) and $9,581,850 for the six months ended June 30, 2012 (an increase of 29.2% compared to the corresponding period in 2011). Our new Puritan product offering introduced during the second quarter of 2011 has contributed significantly to our sales growth.  Pre-tax income from operations was $220,824 and $330,920 for the quarter and six months ended June 30, 2012, respectively, as compared to pre-tax income of $253,807 and $492,546 for the quarter and six months ended June 30, 2011, respectively.  The decrease in pre-tax income is primarily attributable to higher claims experience in universal life lines.

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

In addition to credit administration, this segment includes fees generated relative to our third party administrative relationships.  We currently provide tailored administrative services for five unaffiliated companies, comprised of three life insurance companies and two holding companies.  Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting, actuarial services and policy administration.

Revenues for this segment were $323,473 for the second quarter of 2012 (an increase of 7.9% compared to the second quarter of 2011) and $733,213 for the six months ended June 30, 2012 (an increase of 10.8% compared to the corresponding period in 2011). Pre-tax income from operations was $58,054 and $146,729 for the quarter and six months ended June 30, 2012, respectively, as compared to pre-tax income of $14,668 and $70,256 for the quarter and six months ended June 30, 2011, respectively. The revenue and pre-tax income increases are primarily related to the amount and timing of service fees generated from our third party administration relationships compared to the prior period.

Corporate & Other
Corporate and Other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $70,854 and $259,264 for the quarter and six months ended June 30, 2012, respectively, as compared to $201,399 and $375,676 for the quarter and six months ended June 30, 2011, respectively. This decrease is primarily driven by the reduction in the mark-to-market adjustment on the derivative investment coupled with reduced revenue for the non-life subsidiaries. Pre-tax loss from operations was $164,079 and $203,832 for the quarter and six months ended June 30, 2012, respectively, as compared to a pre-tax loss of $112,233 and $51,352 for the quarter and six months ended June 30, 2011, respectively.  The current year increase in pre-tax loss is primarily due to higher general expenses coupled with the reduction in the mark-to-market adjustment on the derivative investment.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, less than 1% of our consolidated revenues were generated by those subsidiaries.  During the first six months of 2012, Investors Heritage Capital received dividends of $225,000 from Investors Heritage Financial and $100,000 in distributions from At Need Funding. The potential exists for dividend payments from Investors Heritage Financial and distributions from At Need Funding over the remainder of 2012 as any needs arise.

Federal Income Taxes
The provision (benefit) for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Our effective tax rate was 30.0% for the quarter and six months ended June 30, 2012 compared with 30.6% for the quarter and six months ended June 30, 2011, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of June 30, 2012.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 14, 2012, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: August 14, 2012	President

BY: /s/Raymond L. Carr
Raymond L. Carr
DATE: August 14, 2012	Vice President - Chief Financial Officer