Form 10-Q
period 2012-09-30
Investors Heritage Capital Corp
filed 2012-11-14
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Securities registered pursuant to Section 12(g) of the Act:

Common Capital Stock par value $1.00 per share
(Title of Class)

Number of outstanding shares as of November 14, 2012 - 1,143,523.349

PART I – FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $394,324,955 and $389,789,791)	$439,685,524	$421,640,668
Equity securities (cost: $1,170,006 and $1,099,678)	1,480,201	1,376,140
Mortgage loans on real estate	17,367,236	19,332,470
Policy loans	6,876,835	7,050,892
State-guaranteed receivables	7,636,303	6,468,912
Investment in derivative	684,600	752,700
Other invested assets	1,283,300	1,736,766
Short-term investments	17,094	-
Total investments	475,031,093	458,358,548
Cash and cash equivalents	4,250,651	6,534,616
Accrued investment income	4,601,828	4,978,676
Due premiums	3,519,407	3,697,869
Deferred acquisition costs	16,789,329	16,619,021
Value of business acquired	551,284	674,762
Leased property under capital leases	344,432	505,541
Property and equipment	2,164,592	1,751,706
Cash value of company-owned life insurance	10,564,324	9,899,557
Other assets	1,680,037	1,242,250
Amounts recoverable from reinsurers	52,358,830	47,582,367
Total assets	$571,855,807	$551,844,913

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$460,921,576	$451,421,904
Unearned premium reserves	9,465,756	9,568,125
Policy claims	2,180,537	2,098,959
Liability for deposit-type contracts	3,133,557	3,007,905
Reserves for dividends and endowments and other	469,950	526,480
Total policy liabilities	476,171,376	466,623,373
Deferred federal income tax liability	14,812,051	9,325,937
Obligations under capital leases	345,393	496,958
Notes payable	1,236,450	1,781,337
Accrued pension liability	6,048,656	9,547,038
Other liabilities	3,668,876	6,406,549
Total liabilities	502,282,802	494,181,192

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,157,042 and 1,152,737)	1,157,042	1,152,737
Paid-in surplus	8,907,997	8,832,222
Accumulated other comprehensive income	24,414,963	13,605,484
Retained earnings	35,093,003	34,073,278
Total stockholders' equity	69,573,005	57,663,721
Total liabilities and stockholders' equity	$571,855,807	$551,844,913

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE
Premiums and other considerations	$17,526,584	$17,436,621	$50,632,068	$42,965,639
Premiums ceded	(5,410,565)	(3,160,584)	(14,363,992)	(8,309,966)
Net premiums earned	12,116,019	14,276,037	36,268,076	34,655,673

Investment income, net of expenses	5,245,110	4,417,405	15,593,997	12,859,999
Net realized gains (losses) on investments:
Total other-than-temporary impairment losses	-	-	-	-
Portion of loss recognized in other comprehensive income	-	-	-	-
Other net realized investment gains (losses)	249,927	(2,022)	448,186	36,334
Net realized gains (losses) on investments	249,927	(2,022)	448,186	36,334
Consideration on reinsurance assumed	-	94,034,978	9,523	94,048,095
Other income	415,825	441,439	1,249,727	1,250,003
Total revenue	18,026,881	113,167,837	53,569,509	142,850,104

BENEFITS AND EXPENSES
Death and other benefits	9,829,253	9,438,412	32,324,798	26,791,807
Guaranteed annual endowments	103,967	108,001	349,201	364,366
Dividends to policyholders	94,774	98,820	331,526	352,392
Increase in benefit reserves and unearned premiums	3,201,772	99,349,004	7,100,162	103,477,756
Acquisition costs deferred	(2,400,294)	(1,758,703)	(6,362,851)	(4,384,921)
Amortization of deferred acquisition costs	2,108,748	1,735,853	5,831,702	4,728,071
Commissions	1,331,913	1,155,284	3,525,307	2,688,531
Other general and administrative expenses	2,385,935	3,069,946	8,656,620	8,762,303
Total benefits and expenses	16,656,068	113,196,617	51,756,465	142,780,305

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES	1,370,813	(28,780)	1,813,044	69,799

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	342,339	26,884	640,254	190,048
Deferred	68,906	(35,699)	(96,340)	(168,670)
Total federal income taxes	411,245	(8,815)	543,914	21,378

NET INCOME (LOSS)	$959,568	$(19,965)	$1,269,130	$48,421

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.83	$(0.02)	$1.10	$0.04

DIVIDENDS PER SHARE	$-	$-	$0.23	$0.18

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

NET INCOME (LOSS)	$959,568	$(19,965)	$1,269,130	$48,421

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	6,469,578	8,862,261	13,991,611	12,160,469
Reclassification adjustment for (gains) losses included in income	(249,927)	2,022	(448,186)	(36,334)
Adjustment for effects of deferred acquisition costs	(166,471)	(59,849)	(360,841)	(177,334)
Net unrealized gains on investments	6,053,180	8,804,434	13,182,584	11,946,801
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	171,359	131,264	690,197	393,792
Curtailment of defined benefit pension plan	-	-	2,519,152	-
Net change in defined benefit pension plan	171,359	131,264	3,209,349	393,792

Other comprehensive income before income taxes	6,224,539	8,935,698	16,391,933	12,340,593

Income tax expense	2,124,612	3,028,217	5,582,454	4,172,322

OTHER COMPREHENSIVE INCOME, NET OF TAXES	4,099,927	5,907,481	10,809,479	8,168,271

COMPREHENSIVE INCOME	$5,059,495	$5,887,516	$12,078,609	$8,216,692

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock	Paid-in Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

BALANCE, JANUARY 1, 2011	$1,151,817	$8,801,514	$7,482,092	$33,737,040	$51,172,463

Net income	-	-	-	48,421	48,421
Other comprehensive income	-	-	8,168,271	-	8,168,271
Cash dividends	-	-	-	(207,327)	(207,327)
Issuances of common stock, net	920	30,708	-	(8,564)	23,064
BALANCE, SEPTEMBER 30, 2011	$1,152,737	$8,832,222	$15,650,363	$33,569,570	$59,204,892

BALANCE, JANUARY 1, 2012	$1,152,737	$8,832,222	$13,605,484	$34,073,278	$57,663,721

Net income	-	-	-	1,269,130	1,269,130
Other comprehensive income	-	-	10,809,479	-	10,809,479
Cash dividends	-	-	-	(265,129)	(265,129)
Issuances of common stock, net	4,305	75,775	-	15,724	95,804
BALANCE, SEPTEMBER 30, 2012	$1,157,042	$8,907,997	$24,414,963	$35,093,003	$69,573,005

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2012	2011

NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,146,457	$98,511,815
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(30,571,100)	(120,557,202)
Sales of available-for-sale securities	5,836,594	2,045,000
Maturities of available-for-sale securities	20,007,088	22,907,170
Acquisitions of mortgage loans on real estate	(2,165,000)	(1,737,500)
Payments of mortgage loans on real estate	4,125,114	3,352,808
Purchases of state-guaranteed receivables	(1,247,494)	(2,767,717)
Payments of state-guaranteed receivables	426,780	-
Purchase of derivative instrument	-	(645,000)
Acquisitions of short-term investments	(34,188)	(24,028,034)
Sales and maturities of short-term investments	17,094	24,501,981
Net change in payable for securities	(87,103)	15,027,548
Net reductions (additions) in other investments	627,523	(92,254)
Net additions to property and equipment	(623,697)	(396,479)
NET CASH USED IN INVESTING ACTIVITIES	(3,688,389)	(82,389,679)
FINANCING ACTIVITIES
Receipts from universal life policies credited to policyholder account balances	4,295,466	4,240,220
Return of policyholder account balances on universal life policies	(6,323,287)	(6,312,052)
Payments on notes payable	(3,286,553)	(3,686,294)
Proceeds from notes payable	2,741,666	2,740,529
Dividends paid	(265,129)	(207,327)
Issuances of common stock, net	95,804	23,064
NET CASH USED IN FINANCING ACTIVITIES	(2,742,033)	(3,201,860)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,283,965)	12,920,276
Cash and cash equivalents at beginning of period	6,534,616	2,647,798
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,250,651	$15,568,074

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

Our principal operations involve the sale and administration of various insurance and annuity products, including, but not limited to, participating and non-participating whole life, limited pay life, universal life, annuity contracts, credit life, credit accident and health and group insurance policies. The principal markets for the Company’s products are in Kentucky, North Carolina, Georgia, Indiana, Michigan, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and Virginia.

NOTE 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2011, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management has evaluated all events subsequent to September 30, 2012 through the date that these financial statements have been issued.

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

NOTE 4 – Investments
Investments in available-for-sale securities are summarized as follows:

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government obligations	$48,389,286	$4,797,691	$-	$53,186,977
States and political subdivisions	46,927,818	7,752,066	-	54,679,884
Corporate	204,015,017	23,971,029	12,678	227,973,368
Foreign	48,789,025	4,586,680	41,676	53,334,029
Asset-backed securities	4,543,313	344,430	590	4,887,153
Mortgage-backed securities (MBS):
Commercial MBS	7,080,251	461,814	-	7,542,065
Residential MBS	34,580,245	3,501,803	-	38,082,048
Total fixed maturity securities	394,324,955	45,415,513	54,944	439,685,524
Equity securities:
U.S. agencies	681,300	-	-	681,300
Mutual funds	318,283	16,287	-	334,570
Corporate common stock	170,423	293,908	-	464,331
Total equity securities	1,170,006	310,195	-	1,480,201
Total	$395,494,961	$45,725,708	$54,944	$441,165,725

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government obligations	$52,208,593	$4,134,415	$-	$56,343,008
States and political subdivisions	47,104,054	6,067,945	-	53,171,999
Corporate	199,007,279	14,999,595	603,218	213,403,656
Foreign	36,303,830	3,324,085	447,179	39,180,736
Asset-backed securities	5,041,278	438,652	735	5,479,195
Mortgage-backed securities (MBS):
Commercial MBS	7,893,233	414,233	-	8,307,466
Residential MBS	42,231,524	3,523,084	-	45,754,608
Total fixed maturity securities	389,789,791	32,902,009	1,051,132	421,640,668
Equity securities:
U.S. agencies	552,800	-	-	552,800
Mutual funds	318,283	52,253	-	370,536
Corporate common stock	228,595	234,535	10,326	452,804
Total equity securities	1,099,678	286,788	10,326	1,376,140
Total	$390,889,469	$33,188,797	$1,061,458	$423,016,808

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	September 30, 2012			December 31, 2011
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Fixed Maturities:
Less than 12 months:
Corporate	$663,659	$8,958	2	$20,516,939	$603,218	20
Foreign	3,212,070	26,422	1	1,875,940	122,315	1
Asset-backed securities	-	-	-	58,892	735	1
Greater than 12 months:
Corporate	244,280	3,720	1	-	-	-
Foreign	965,140	15,254	1	653,350	324,864	1
Asset-backed securities	59,037	590	1	-	-	-
Total fixed maturities	5,144,186	54,944	6	23,105,121	1,051,132	23

Equities:
Less than 12 months:
Corporate common stock	-	-	-	100,804	10,326	1
Total equities	-	-	-	100,804	10,326	1

Total	$5,144,186	$54,944	6	$23,205,925	$1,061,458	24

As of September 30, 2012, all of the above fixed maturity securities individually had a fair value to cost ratio equal to or greater than 97% and the equity securities had a fair value to cost ratio equal to or exceeding 100%.  As of December 31, 2011, except for one fixed maturity security with a fair value to cost ratio of 67%, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 89% and the equity securities noted above had a fair value to cost ratio of over 90%.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer.  The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value.  For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains (losses) in the consolidated statements of income.  Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost.  Based on our review, the Company experienced no other-than-temporary impairments during the quarters or nine months ended September 30, 2012 or 2011.

Management believes that the Company will fully recover its cost basis in the securities held at September 30, 2012, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

During the third and fourth quarters of 2012, the Company sold its investment in Farmers Bank Capital Corporation common stock.  An other-than-temporary impairment had previously been recorded on this holding.  For the nine months ended September 30, 2012 the gain associated with the portion of this stock sold totaled $63,431, with an additional gain of $58,545 recognized during the fourth quarter for the remaining stock sold.  We have no remaining assets for which other-than-temporary impairments have been recorded.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	September 30, 2012	December 31, 2011
Net unrealized appreciation on available-for sale securities	$45,670,764	$32,127,339
Adjustment to deferred acquisition costs	(1,348,503)	(987,662)
Deferred income taxes	(15,296,367)	(10,805,092)
Net unrealized appreciation on available-for sale securities	$29,025,894	$20,334,585

The amortized cost and fair value of fixed maturity securities at September 30, 2012, by contractual maturity, are presented below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$24,061,461	$24,628,683
Due after one year through five years	67,172,082	74,233,158
Due after five years through ten years	175,486,713	196,617,608
Due after ten years	85,944,203	98,581,962
Due at multiple maturity dates	41,660,496	45,624,113
Total	$394,324,955	$439,685,524

Proceeds for the quarters and nine months ended September 30, 2012 and 2011 from sales and maturities of investments in available-for-sale securities, as well as gross gains and gross losses realized, are presented below.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds from sales and maturities	$6,723,467	$7,647,299	$25,843,682	$24,952,170
Gross realized gains	251,815	-	455,444	44,611
Gross realized losses	(1,888)	(2,022)	(7,258)	(8,277)

Presented below is investment information, including the accumulated quarter and year-to-date change in net unrealized investment gains or losses.  Additionally, the table shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities for the quarters and nine months ended September 30, 2012 and 2011.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Change in unrealized investment gains (losses):
Available-for-sale:
Fixed maturities	$6,239,402	$9,294,499	$13,509,692	$12,319,909
Equity securities	(19,751)	(430,215)	33,733	(195,774)
Realized investment gains (losses):
Available-for-sale:
Fixed maturities	$186,496	$(2,022)	$384,755	$36,334
Equity securities	63,431	-	63,431	-

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations.  At September 30, 2012 and December 31, 2011, these required deposits had a total amortized cost of $22,699,767 and $22,821,430, respectively.

During the third quarter of 2011, the Company began purchasing investments in state-guaranteed receivables.  These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price.  Payments on these investments are made by state run lotteries and guaranteed by the states.  The state-guaranteed receivables are carried at their amortized cost basis on the balance sheet.  At September 30, 2012, the amortized cost and estimated fair value of state-guaranteed receivables, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due in one year or less	$530,772	$539,024
Due after one year through five years	2,268,886	2,480,038
Due after five years through ten years	2,547,330	3,225,677
Due after ten years	2,289,315	3,429,969
Total	$7,636,303	$9,674,708

The amortized cost of state-guaranteed receivables, by state, is summarized as follows:

	September 30, 2012	December 31, 2011
New York	$3,953,149	$4,043,425
Massachusetts	2,729,305	1,815,672
Pennsylvania	271,088	106,417
California	199,223	209,073
Texas	194,950	185,021
Georgia	193,319	-
Ohio	95,269	109,304
Total	$7,636,303	$6,468,912

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

Major categories of net investment income are summarized as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Fixed maturities	$4,866,812	$4,155,889	$14,583,269	$12,029,643
Equity securities	13,637	33,560	41,021	109,553
Mortgage loans on real estate	356,252	345,236	1,027,434	985,247
Policy loans	123,004	123,985	367,497	364,718
State-guaranteed receivables	118,680	1,744	346,676	1,744
Gain (loss) on investment in derivative	4,800	(45,698)	(68,100)	(45,698)
Other	22,987	41,889	79,383	132,351
Gross investment income	5,506,172	4,656,605	16,377,180	13,577,558
Investment expenses	261,062	239,200	783,183	717,559
Net investment income	$5,245,110	$4,417,405	$15,593,997	$12,859,999

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

The following table presents the Company’s fair value hierarchy for those financial instruments measured and reported at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, respectively.

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$53,186,977	$-	$53,186,977
States and political subdivisions	-	54,679,884	-	54,679,884
Corporate	-	225,891,325	2,082,043	227,973,368
Foreign	-	53,334,029	-	53,334,029
Asset-backed securities	-	4,887,153	-	4,887,153
Mortgage-backed securities:
Commercial MBS	-	7,542,065	-	7,542,065
Residential MBS	-	38,082,048	-	38,082,048
Total fixed maturities	$-	$437,603,481	$2,082,043	$439,685,524

Equity securities:
U.S. agencies	$681,300	$-	$-	$681,300
Mutual funds	334,570	-	-	334,570
Corporate common stock	112,331	-	352,000	464,331
Total equity securities	$1,128,201	$-	$352,000	$1,480,201

Investment in derivative	$-	$-	$684,600	$684,600

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$56,343,008	$-	$56,343,008
States and political subdivisions	-	53,171,999	-	53,171,999
Corporate	-	211,270,577	2,133,079	213,403,656
Foreign	-	39,180,736	-	39,180,736
Asset-backed securities	-	5,479,195	-	5,479,195
Mortgage-backed securities:
Commercial MBS	-	8,307,466	-	8,307,466
Residential MBS	-	45,754,608	-	45,754,608
Total fixed maturities	$-	$419,507,589	$2,133,079	$421,640,668

Equity securities:
U.S. agencies	$552,800	$-	$-	$552,800
Mutual funds	370,536	-	-	370,536
Corporate common stock	100,804	-	352,000	452,804
Total equity securities	$1,024,140	$-	$352,000	$1,376,140

Investment in derivative	$-	$-	$752,700	$752,700

The following tables provide a summary of changes in fair value of our Level 3 financial instruments reported at fair value for the quarters and nine months ended September 30, 2012 and 2011, respectively.

	Quarter Ended September 30, 2012
	Corporate	Asset- Backed Securities	Corporate Common Stock	Investment in Derivative	Total
Beginning balance	$2,089,651	$-	$352,000	$679,800	$3,121,451
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Purchases	-	-	-	-	-
Sales	(52,974)	-	-	-	(52,974)
Total gains or losses:
Included in earnings	-	-	-	4,800	4,800
Included in other comprehensive income	45,366	-	-	-	45,366
Ending balance	$2,082,043	$-	$352,000	$684,600	$3,118,643

	Quarter Ended September 30, 2011
	Corporate	Asset- Backed Securities	Corporate Common Stock	Investment in Derivative	Total
Beginning balance	$2,166,832	$-	$344,000	$-	$2,510,832
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Purchases	-	-	-	-	-
Sales	(40,790)	-	-	-	(40,790)
Total gains or losses:
Included in earnings	-	-	-	-	-
Included in other comprehensive income	6,070	-	-	-	6,070
Ending balance	$2,132,112	$-	$344,000	$-	$2,476,112

	Nine Months Ended September 30, 2012
	Corporate	Asset- Backed Securities	Corporate Common Stock	Investment in Derivative	Total
Beginning balance	$2,133,079	$-	$352,000	$752,700	$3,237,779
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Purchases	-	-	-	-	-
Sales	(102,008)	-	-	-	(102,008)
Total gains or losses:
Included in earnings	-	-	-	(68,100)	(68,100)
Included in other comprehensive income	50,972	-	-	-	50,972
Ending balance	$2,082,043	$-	$352,000	$684,600	$3,118,643

	Nine Months Ended September 30, 2011
	Corporate	Asset- Backed Securities	Corporate Common Stock	Investment in Derivative	Total
Beginning balance	$-	$387,863	$344,000	$-	$731,863
Transfers into Level 3	1,701,785	-	-	-	1,701,785
Transfers out of Level 3	-	(387,863)	-	-	(387,863)
Purchases	400,000	-	-	-	400,000
Sales	(74,051)	-	-	-	(74,051)
Total gains or losses:
Included in earnings	-	-	-	-	-
Included in other comprehensive income	104,378	-	-	-	104,378
Ending balance	$2,132,112	$-	$344,000	$-	$2,476,112

The Company experienced no transfers between Level 1 and Level 2 during the quarters or nine months ended September 30, 2012 or 2011.  The Company experienced no transfers between Level 2 and Level 3 during the quarter or nine months ended September 30, 2012.  The Company had one asset-backed security that transferred from Level 3 to Level 2 during the nine months ended September 30, 2011.  The Company had two corporate fixed maturities that transferred from Level 2 to Level 3 during the nine months ended September 30, 2011.  Transfers in and/or (out) of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

The unrealized gains (losses) on Level 3 investments are recorded as a component of accumulated other comprehensive income (loss), net of tax, in accordance with required accounting for our available-for-sale portfolio.

Financial Instruments Disclosed, but not Carried, at Fair Value

The following disclosure presents the carrying values and estimated fair values of the Company’s financial instruments disclosed, but not carried, at fair value as of September 30, 2012 and December 31, 2011, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis.  The fair values for insurance contracts other than investment-type contracts are not required to be disclosed.  The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.  However, considerable judgment was required to interpret market data to develop these estimates.  Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange.  The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	September 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$17,349,912	$18,091,945	$-	$18,091,945	$-
Residential	17,324	18,598	-	18,598	-
Policy loans	6,876,835	6,876,835	-	-	6,876,835
State-guaranteed receivables	7,636,303	9,674,708	-	9,674,708	-
Other invested assets	1,283,300	1,283,300	-	-	1,283,300
Cash and cash equivalents	4,250,651	4,250,651	4,250,651	-	-
Accrued investment income	4,601,828	4,601,828	-	-	4,601,828
Cash value of company-owned life insurance	10,564,324	10,564,324	-	-	10,564,324

Liabilities:
Policyholder deposits (Investment-type contracts)	55,120,116	59,196,044	-	-	59,196,044
Policy claims	2,180,537	2,180,537	-	-	2,180,537
Obligations under capital leases	345,393	345,393	-	-	345,393
Notes payable	1,236,450	1,237,229	-	-	1,237,229

	December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$19,311,670	$20,050,148	$-	$20,050,148	$-
Residential	20,800	23,593	-	23,593	-
Policy loans	7,050,892	7,050,892	-	-	7,050,892
State-guaranteed receivables	6,468,912	7,924,353	-	7,924,353	-
Other invested assets	1,736,766	1,736,766	-	-	1,736,766
Cash and cash equivalents	6,534,616	6,534,616	6,534,616	-	-
Accrued investment income	4,978,676	4,978,676	-	-	4,978,676
Cash value of company-owned life insurance	9,899,557	9,899,557	-	-	9,899,557

Liabilities:
Policyholder deposits (Investment-type contracts)	54,545,769	57,795,323	-	-	57,795,323
Policy claims	2,098,959	2,098,959	-	-	2,098,959
Obligations under capital leases	496,958	496,958	-	-	496,958
Notes payable	1,781,337	1,782,661	-	-	1,782,661

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

NOTE 6 - Earnings per Share
Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended September 30, 2012 and 2011 were 1,156,783 and 1,152,782, respectively. The weighted average number of shares outstanding for the nine months ended September 30, 2012 and 2011 were 1,155,083 and 1,152,200, respectively.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue:
Preneed and burial products	$12,433,393	$106,342,055	$37,401,694	$127,567,866
Traditional and universal life products	5,028,839	6,317,887	14,610,689	13,736,940
Administrative and financial services	357,449	493,019	1,090,662	1,154,746
Corporate and other	207,200	14,876	466,464	390,552
Total revenues	$18,026,881	$113,167,837	$53,569,509	$142,850,104

Pre-tax income (loss) from operations:
Preneed and burial products	$905,756	$(350,263)	$1,074,170	$(763,134)
Traditional and universal life products	403,491	227,527	734,411	720,073
Administrative and financial services	103,104	169,214	249,833	239,470
Corporate and other	(41,538)	(75,258)	(245,370)	(126,610)
Total pre-tax income (loss) from operations	$1,370,813	$(28,780)	$1,813,044	$69,799

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

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2009 through 2011 U.S. federal tax years remain subject to income tax examination by tax authorities.  We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company will be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  However, should such a circumstance arise, it is our policy to classify any interest and penalties (if applicable) as income tax expense in the financial statements.

NOTE 9 – Other Comprehensive Income
The following tables present the pretax components of the Company’s other comprehensive income, and the related income tax expense (benefit) for each component, for the quarters and nine months ended September 30, 2012 and 2011.

	Quarter Ended September 30, 2012			Nine Months Ended September 30, 2012
	Pretax	Income Tax Expense (Benefit)	Net of Tax	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$6,469,578	$2,186,414	$4,283,164	$13,991,611	$4,744,726	$9,246,885
Reclassification adjustment for gains included in income	(249,927)	(63,464)	(186,463)	(448,186)	(130,765)	(317,421)
Adjustment for effect of deferred acquisition costs	(166,471)	(56,600)	(109,871)	(360,841)	(122,686)	(238,155)
Net unrealized gains on investments	6,053,180	2,066,350	3,986,830	13,182,584	4,491,275	8,691,309
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	171,359	58,262	113,097	690,197	234,667	455,530
Curtailment of defined benefit pension plan	-	-	-	2,519,152	856,512	1,662,640
Net change in defined benefit pension plan	171,359	58,262	113,097	3,209,349	1,091,179	2,118,170

Total other comprehensive income	$6,224,539	$2,124,612	$4,099,927	$16,391,933	$5,582,454	$10,809,479

	Quarter Ended September 30, 2011			Nine Months Ended September 30, 2011
	Pretax	Income Tax Expense (Benefit)	Net of Tax	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$8,862,261	$2,995,705	$5,866,556	$12,160,469	$4,110,856	$8,049,613
Reclassification adjustment for (gains) losses included in income	2,022	8,231	(6,209)	(36,334)	(12,129)	(24,205)
Adjustment for effect of deferred acquisition costs	(59,849)	(20,349)	(39,500)	(177,334)	(60,294)	(117,040)
Net unrealized gains on investments	8,804,434	2,983,587	5,820,847	11,946,801	4,038,433	7,908,368
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	131,264	44,630	86,634	393,792	133,889	259,903
Curtailment of defined benefit pension plan	-	-	-	-	-	-
Net change in defined benefit pension plan	131,264	44,630	86,634	393,792	133,889	259,903

Total other comprehensive income	$8,935,698	$3,028,217	$5,907,481	$12,340,593	$4,172,322	$8,168,271

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The change in the components of the Company’s accumulated other comprehensive income for the nine months ended September 30, 2012 and 2011 are as follows:

	Unrealized Gains on Available-For-Sale Securities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
For the nine months ended September 30, 2012:
Beginning balance	$20,334,585	$(6,729,101)	$13,605,484
Other comprehensive income	8,691,309	2,118,170	10,809,479
Ending balance	$29,025,894	$(4,610,931)	$24,414,963

For the nine months ended September 30, 2011:
Beginning balance	$11,471,680	$(3,989,588)	$7,482,092
Other comprehensive income	7,908,368	259,903	8,168,271
Ending balance	$19,380,048	$(3,729,685)	$15,650,363

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

The following table provides the components of our net periodic benefit cost:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Service cost	$-	$130,194	$322,916	$390,582
Interest cost	247,561	252,986	783,205	758,958
Expected return on plan assets	(328,621)	(285,862)	(954,151)	(857,586)
Recognized actuarial net loss	171,359	131,264	690,197	393,792
Net periodic benefit cost	$90,299	$228,582	$842,167	$685,746

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

NOTE 11 – Subsequent Event
On November 5, 2012, the Company entered into a new loan agreement to borrow $2,000,000.  The loan calls for interest to be paid quarterly at a rate of 0.25% under the prime rate and has a maturity date of November 5, 2017.   The note requires quarterly principal payments of $45,000 beginning July 5, 2015 with a balloon payment upon maturity.  There is no penalty for prepayment.  This note is collateralized with 55,000 shares of Investors Heritage Life Insurance Company common stock.

The borrowed funds were utilized to fund a credit agreement to Puritan Financial Companies, Inc. for $2,000,000, with interest at a rate of 1.75% above the prime rate.  The maturity date on this loan is April 1, 2016.  This note requires quarterly payments of interest only beginning on January 5, 2013.  The unpaid principal balance together with all accrued interest shall be due and payable with a balloon payment upon maturity.  Under this credit agreement, Puritan Financial Companies, Inc. and its wholly-owned subsidiary Puritan Financial Group, Inc. have committed to an increased level of new business production on behalf of the Company.  Additionally, Puritan Financial Companies, Inc. has issued warrants for 2,000,000 shares of common stock to the Company in exchange for this funding.  This note is further collateralized by all the stock and other assets of Puritan Financial Companies, Inc. and each of its affiliated companies.  Puritan Financial Companies, Inc. has another credit facility with a senior lender and the Company has a subordinate interest to the senior lender in all of the collateral which is security for this loan.

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

On November 5, 2012, the Company entered into a new loan agreement to borrow $2,000,000.  The loan calls for interest to be paid quarterly at a rate of 0.25% under the prime rate and has a maturity date of November 5, 2017.   The note requires quarterly principal payments of $45,000 beginning July 5, 2015 with a balloon payment upon maturity.  There is no penalty for prepayment.  This note is collateralized with 55,000 shares of Investors Heritage Life Insurance Company common stock.

The borrowed funds were utilized to fund a credit agreement to Puritan Financial Companies, Inc. for $2,000,000, with interest at a rate of 1.75% above the prime rate.  The maturity date on this loan is April 1, 2016.  This note requires quarterly payments of interest only beginning on January 5, 2013.  The unpaid principal balance together with all accrued interest shall be due and payable with a balloon payment upon maturity.  Under this credit agreement, Puritan Financial Companies, Inc. and its wholly-owned subsidiary Puritan Financial Group, Inc. have committed to an increased level of new business production on behalf of the Company.  Additionally, Puritan Financial Companies, Inc. has issued warrants for 2,000,000 shares of common stock to the Company in exchange for this funding.  This note is further collateralized by all the stock and other assets of Puritan Financial Companies, Inc. and each of its affiliated companies.  Puritan Financial Companies, Inc. has another credit facility with a senior lender and the Company has a subordinate interest to the senior lender in all of the collateral which is security for this loan.

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

We classify our fixed maturities and equity securities as available-for-sale and carry them at fair value on the balance sheet, with unrealized appreciation (depreciation) relating to temporary market value changes recorded as an adjustment to other comprehensive income (loss), net of deferred acquisition costs and federal income taxes. Fair value for these investments is determined using Accounting Standards Codification principles covering Level 1, Level 2 and Level 3 instruments as further discussed in Note 5 to the consolidated financial statements.

The majority of our fixed maturities are Level 2 instruments, for which the fair value is derived from readily available pricing services utilizing recent trades and broker information. Certain liquid equity securities are considered Level 1 instruments and are valued based on publicly available market quotes in an active market. We hold approximately $3,119,000 in Level 3 financial instruments reported at fair value in the consolidated financial statements, comprising 0.7% of our total investments carried at fair value. Fair value for these instruments is derived from unobservable inputs such as non-binding broker quotes and internal models using unobservable assumptions about market participants.

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

In conjunction with the curtailment of the Pension Plan, our actuarially-determined accrued pension liability was remeasured at June 30, 2012.  This remeasurement resulted in a reduction in our accrued pension liability of $2,519,152, net of deferred taxes of $856,512, as a result of the curtailment of the plan. The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2012 is estimated to be $861,556, with $690,197 amortized for the nine months ended September 30, 2012. We continually monitor the performance of plan assets and growth in liabilities and funding necessities, utilizing independent and experienced consultants to assist in plan management.

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

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments
Investors Heritage Life maintains a sound, conservative investment strategy. At September 30, 2012, 92.6% of invested assets consisted of fixed income securities compared to 92.0% at December 31, 2011. At September 30, 2012 and December 31, 2011, Investors Heritage Life’s fixed income investments were 96.1% and 96.8% investment grade, respectively, as rated by Standard & Poor’s.

We have reviewed our investment portfolio and do not believe that there are additional securities that are other-than-temporarily impaired at September 30, 2012 beyond the impairments already taken in previous periods.  None of Investors Heritage Life’s fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.  We recorded no other-than-temporary impairment charges in the consolidated statements of income during the quarters or nine months ended September 30, 2012 or 2011.

During the third and fourth quarters of 2012, we sold our investment in Farmers Bank Capital Corporation common stock.  An other-than-temporary impairment had previously been recorded on this holding.  For the nine months ended September 30, 2012 the gain associated with the portion of this stock sold totaled $63,431, with an additional gain of $58,545 recognized during the fourth quarter for the remaining stock sold.  We have no remaining assets for which other-than-temporary impairments have been recorded.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments.  As of September 30, 2012, we have only one CMO, with a fair value of approximately $59,000, which has any level of direct subprime exposure.  Based on our analysis, we believe this investment is of high quality and expect no losses as a result of subprime concerns.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending, with approximately 99.9% of these investments being in commercial properties. All mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers.  Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required.  We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis.  At September 30, 2012, 3.7% of invested assets consisted of mortgage loans compared to 4.2% at December 31, 2011. We anticipate maintaining a similar to slightly higher percentage of mortgage loans to total invested assets into the near future. As of September 30, 2012, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 180 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

During the third quarter of 2011, we began purchasing investments in state-guaranteed receivables.  These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price.  Payments on these investments are made by state run lotteries and guaranteed by the states.  As these payment streams are secured by the states themselves, a key function of our due diligence is the assessment of the states’ ability to meet these obligations.  Additionally, each state generally withholds income tax from each payment for which we must file for reimbursement of such tax annually.  We carry the state-guaranteed receivables at their amortized cost basis on the balance sheet.  As of September 30, 2012, we held approximately $7,636,000 in state-guaranteed receivables, with the largest concentrations in the states of New York and Massachusetts totaling approximately $3,953,000 and $2,729,000, respectively.  At September 30, 2012, 1.6% of invested assets consisted of state-guaranteed receivables compared to 1.4% at December 31, 2011.

During the third quarter of 2011, we purchased a $3,000,000 position in a Morgan Stanley market-indexed note.  The note pays 1% interest annually and matures in six years.  In exchange for the reduced interest rate, the investment provides a protected level of equity market exposure.  At the maturity date, we participate at 110% of any increase in the Dow Jones Industrial Average as compared to the purchase date, but our principal is guaranteed against market-related downside risk.  We remain subject to counterparty credit risk associated with the issuer, Morgan Stanley, just as we would with any other fixed maturity or equity security within our portfolio.  The equity-linked portion of the investment is classified as a derivative and bifurcated for reporting purposes.  The derivative portion is reported as an investment in derivative on the balance sheet.  This derivative is required to be marked-to-market through the income statement, with the change in value reported as a component of investment income on the income statement.  As of September 30, 2012 and December 31, 2011, the derivative investment was valued at $684,600 and $752,700, respectively.  We recognized an increase in investment income of $4,800 relative to the mark-to-market adjustment on this investment during the quarter ended September 30, 2012 and a decrease in investment income of $68,100 during the nine months ended September 30, 2012, compared to a decrease in investment income relative to the mark-to-market adjustment of $45,698 for the quarter and nine months ended September 30, 2011.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement.  Management has assessed our position and as of September 30, 2012, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview
Premiums earned (net of reinsurance) were $12,116,019 for the third quarter of 2012 (a decrease of 15.1% compared to the third quarter of 2011) and $36,268,076 for the nine months ended September 30, 2012 (an increase of 4.7% compared to the corresponding period in 2011).  The decrease during the third quarter is due to a coinsurance agreement executed with respect to our Puritan partnership during the fourth quarter of 2011.  This agreement was not in place for the third quarter of 2011.  The increase for the nine month period was predominantly due to increased sales of our current product offerings, including our preneed products and the Puritan product offering introduced during the second quarter of 2011, in addition to premiums received on the recently acquired Texas blocks of business and through the sale of our new final expense policy.  Our current product offerings are performing well, although current economic conditions continue to limit disposable income typically used as a source for new sales in many of our markets.

Net investment income was $5,245,110 for the third quarter of 2012 (an increase of 18.7% compared to the third quarter of 2011) and $15,593,997 for the nine months ended September 30, 2012 (an increase of 21.3% compared to the corresponding period in 2011).  This increase is due to our larger invested asset base as a result of the recent acquisition of the Memorial Service block of life insurance policies.  The current economic environment also continues to put pressure on new investment yields.

Consideration on reinsurance assumed totaled $0 and $9,523 for the three and nine month periods ended September 30, 2012 compared to $94,034,978 and $94,048,095 for the three and nine month periods ended September 30, 2011.  The 2011 amount primarily represents the payment from the Texas Life, Accident, Health, and Hospital Service Insurance Guaranty Association in settlement of assumed policy liabilities on policies previously issued by Memorial Service Life Insurance Company.  The 2012 amounts represent ongoing adjustments in the cash payments from the Texas Life, Accident, Health and Hospital Service Insurance Guaranty Association in settlement of those assumed policy liabilities.

Net realized gains (losses) were $249,927 and $448,186 for the quarter and nine months ended September 30, 2012, respectively, compared to ($2,022) and $36,334 for the quarter and nine months ended September 30, 2011, respectively. The activity during each of these periods was in the normal course of business, and we experienced no other-than-temporary impairments during the quarters or nine months ended September 30, 2012 or 2011.

Other income was $415,825 for the third quarter of 2012 (a decrease of 5.8% compared to the third quarter of 2011) and $1,249,727 for the nine months ended September 30, 2012 (a decrease of $276 compared to the corresponding period in 2011).  The decrease is due to the recent loss of certain smaller TPA clients during the third quarter of 2012.

Total benefits and expenses were $16,656,068 for the third quarter of 2012 compared to $113,196,617 for the third quarter of 2011 and $51,756,465 for the nine months ended September 30, 2012 compared to $142,780,305 for the corresponding period in 2011.  The 2011 amounts include the significant increase in net policy liabilities of approximately $94,033,000 relative to our assumption of the Memorial Service block of life insurance policies during the third quarter of 2011.  Exclusive of these assumed net policy liabilities included in the 2011 amounts, we have experienced a decrease in total benefits and expenses of 13.1% for the three month period and an increase of 6.2% for the nine month period.  The decrease during the current quarter is primarily due to an increase in net acquisition costs deferred primarily related to the Puritan sales.  Additionally, general expenses have decreased primarily due to recent changes in our employee benefit plan programs.  The increase for the nine month period is primarily driven by increased claims and increased commissions associated with our higher sales volume and the larger policy count derived from our assumptions of both the Memorial Service and Texas Memorial blocks of life insurance policies.

After providing for federal income taxes, our net income was $959,568 with net income per share of $0.83 for the third quarter of 2012 as compared to a net loss of $19,965 and a net loss per share of $0.02 for the third quarter of 2011. Our net income for the nine months ended September 30, 2012 was $1,269,130 with net income per share of $1.10 as compared to net income of $48,421 and net income per share of $0.04 for the nine months ended September 30, 2011.

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

Preneed & Burial Products
Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $12,433,393 for the third quarter of 2012 compared to $106,342,055 for the third quarter of 2011 and $37,401,694 for the nine months ended September 30, 2012 compared to $127,567,866 for the corresponding period in 2011.  The decrease is predominantly due to the acquisition of the Memorial Service block of life insurance policies during the third quarter of 2011 as previously discussed.  Excluding the effects of consideration on reinsurance assumed associated with our acquisitions from the Texas Life, Accident, Health, and Hospital Service Insurance Guaranty Association during 2012 and 2011, revenues increased approximately 1.0% for the quarter and 11.6% for the nine months ended September 30, 2012.  This increase is predominantly due to the previously mentioned stronger sales of our existing preneed and final expense products and ongoing premium income generated as a result of the recent acquisitions, along with increased net investment income.

Pre-tax income from operations was $905,756 and $1,074,170 for the quarter and nine months ended September 30, 2012, respectively, as compared to a pre-tax loss from operations of $350,263 and $763,134 for the quarter and nine months ended September 30, 2011, respectively. The improvement in pre-tax income was driven by increased sales, increased premium and reduction of unit expenses due to recent acquisitions, and an adjustment to preneed death benefit crediting rates early in 2012.  Additionally, while we continue to face crediting rate spread pressure due to lower investment income yields, our increased invested asset base has contributed to our improvement in pre-tax income.  Finally, the reserve increases on the acquisition of the Memorial Service block of life insurance policies during the third quarter of 2011 were significantly larger than the associated earned investment income on that block during that quarter of 2011 due to the delay in investing the cash received in the acquisition.

Traditional & Universal Life Products
Traditional and Universal Life Products include traditional life and group life insurance products, certain annuities and universal life products.  Revenues for this segment were $5,028,839 for the third quarter of 2012 (a decrease of 20.4% compared to the third quarter of 2011) and $14,610,689 for the nine months ended September 30, 2012 (an increase of 6.4% compared to the corresponding period in 2011). The decrease for the third quarter is primarily due to the significant immediate sales that occurred in the Puritan product offering during the introduction in 2011.  The increase for the nine month period is primarily due to sales of the Puritan product offering, as it was not introduced until the second quarter of 2011.  Pre-tax income from operations was $403,491 and $734,411 for the quarter and nine months ended September 30, 2012, respectively, as compared to pre-tax income of $227,527 and $720,073 for the quarter and nine months ended September 30, 2011, respectively.  The increase in pre-tax income is primarily attributable to strong sales and reductions in unit expenses.

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

Revenues for this segment were $357,449 for the third quarter of 2012 (a decrease of 27.5% compared to the third quarter of 2011) and $1,090,662 for the nine months ended September 30, 2012 (a decrease of 5.5% compared to the corresponding period in 2011). Pre-tax income from operations was $103,104 and $249,833 for the quarter and nine months ended September 30, 2012, respectively, as compared to pre-tax income of $169,214 and $239,470 for the quarter and nine months ended September 30, 2011, respectively. The revenue and pre-tax income decreases are primarily related to the loss of certain smaller TPA clients compared to the prior periods.

Corporate & Other
Corporate and Other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $207,200 and $466,464 for the quarter and nine months ended September 30, 2012, respectively, as compared to $14,876 and $390,552 for the quarter and nine months ended September 30, 2011, respectively. This increase is primarily driven by an increase in net investment income earned during the periods coupled with a decrease in service commission expense within Investors Heritage Financial. Pre-tax loss from operations was $41,538 and $245,370 for the quarter and nine months ended September 30, 2012, respectively, as compared to a pre-tax loss of $75,258 and $126,610 for the quarter and nine months ended September 30, 2011, respectively.  The increases in revenue for this segment have primarily driven the decrease in the current quarter pre-tax loss from operations.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, less than 1% of our consolidated revenues were generated by those subsidiaries.  During the first nine months of 2012, Investors Heritage Capital received dividends of $225,000 from Investors Heritage Financial and $100,000 in distributions from At Need Funding. The potential exists for dividend payments from Investors Heritage Financial and distributions from At Need Funding over the remainder of 2012 as any needs arise.

Federal Income Taxes
The provision (benefit) for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Our effective tax rate was 30.0% for the quarter and nine months ended September 30, 2012 compared with 30.6% for the quarter and nine months ended September 30, 2011, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of September 30, 2012.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 14, 2012, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

No share repurchases were made pursuant to a publicly announced plan or program. All share repurchases were shares tendered by original stockholders under our right of first refusal or by employees as part of our 401(k) plan.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

31.1 & 31.2	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: November 14, 2012	President

BY: /s/Raymond L. Carr
Raymond L. Carr
DATE: November 14, 2012	Vice President - Chief Financial Officer