Form 10-K
period 2012-12-31
Investors Heritage Capital Corp
filed 2013-03-26
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  (X)         NO  (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  (X)         NO   (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  (  )
Accelerated filer  (  )
Non-accelerated filer  (  ) (Do not check if a smaller reporting company)
Smaller Reporting Company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ( ) NO (X)

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2012.     $20,602,196.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class
Common Capital Stock

Outstanding at March 26, 2013
1,141,886.380

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 2012 (Form 10-K, Items 1, 7, 8 and 15.)

(2) Portions of the Proxy Statement dated March 28, 2013, for the Annual Meeting of Stockholders to be held May 9, 2013 (Form 10-K, Items 10, 11, 12, 13 and 14.)

3

PART I

Item 1. Business

(a) Business Overview

Investors Heritage Capital Corporation was incorporated in 1963 and is the holder of 100% of the outstanding common stock of a life insurance company, a printing company and an insurance marketing company and is the sole member of two Kentucky limited liability companies.

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

Investors Heritage Life owns 96% of Investors Underwriters, Inc., an investment holding company. Less than 1% of Investors Heritage Capital's total consolidated revenues were generated by the Non-insurance Subsidiaries for the year ended December 31, 2012. The Non-insurance Subsidiaries' total assets and stockholders’ equity comprised less than 1% in the aggregate of Investors Heritage Capital's reported total assets and stockholders’ equity as of December 31, 2012.

(b) Financial Information About Business Segments

Investors Heritage Life

The business segments of Investors Heritage Life are identified and discussed on page 11 of the Annual Report to Stockholders for the year ended December 31, 2012 and are incorporated herein by reference. We offer a portfolio of the standard forms of participating and non-participating whole life, limited pay, endowments, split-funding, interest-sensitive whole life, guaranteed issue whole life, single premium whole life, universal life, term and group life, annuities and single premium immediate annuities. In addition, we write credit life and credit accident and health insurance (collectively "Credit Insurance”) on a group basis.   The business of Investors Heritage Life is not seasonal.

Prior to being sold, all insurance products must be approved by the Departments of Insurance in each state where Investors Heritage Life is authorized to do business.  In addition, the financial condition and market conduct condition of Investors Heritage Life are monitored and examined by the state regulatory agencies on a regular basis.

Ordinary Production. The business segments for ordinary production are Preneed and Burial products (“Preneed”) and Traditional and Universal Life products (“Traditional”). Ordinary in force accounts for 80% of total in force business. We have worked and continue to work diligently to increase ordinary product sales. One of our primary focuses over the last several years has been the Preneed sales in the final expense and preneed funeral markets. Final expense sales include the sale of small face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. A new final expense product was introduced in 2011 to be marketed through a different distribution system than our other final expense products.  Sales under this new distribution system have progressed as planned.  Preneed funeral sales include the sale of multiple premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract.

Traditional products consist of various forms of whole life and term insurance.  During 2011, a new single premium whole life policy was introduced as well as a single premium immediate annuity which is sold in conjunction with a ten-pay whole life policy.  These new products are marketed through a new distribution system which has exceeded production goals during the last year.  We anticipate continued strong production in this area.

Administrative and Financial Services. This segment includes the administration of credit life and credit accident and health insurance as well as fees generated from our third party administration arrangements.  Investors Heritage Life has sold credit insurance since 1966. Since 1996, Investors Heritage Financial has marketed Investors Heritage Life’s credit insurance products. All of the risk on credit insurance policies sold by Investors Heritage Life has been and will continue to be reinsured with larger, highly rated companies. Currently, all credit insurance business is being reinsured with Swiss Life Ltd. and KenBanc Reinsurance Company, Ltd.  Investors Heritage Life, in conjunction with the Kentucky Bankers Association (“KBA”) markets various products to all of the KBA members throughout the Commonwealth of Kentucky.  Investors Heritage Life reinsures credit business sold through KBA members to, and serves in an administrative capacity for, KenBanc Reinsurance Company, Ltd., the KBA’s reinsurance company. Investors Heritage Life has an exclusive marketing agreement with the KBA and its insurance agency subsidiary, KenBanc Insurance Services, Inc., whereby they handle all marketing and sales management responsibilities for the credit insurance products to financial institutions in the Commonwealth of Kentucky.  Investors Heritage Life provides insurance products to be marketed as well as all back office administrative services related to the credit insurance operations.

In addition to credit administration, this segment includes fees generated relative to our third party administrative relationships.  We provide tailored administrative services for seven unaffiliated companies, comprised of five life insurance companies and two holding companies.  Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting, actuarial services and policy administration.  We have been given notice of termination relative to two clients effective June 15, 2013.  We are continuing to market our third party administrative services to prospective clients.

(c) Narrative Description of Business

Preneed and Burial Products (“Preneed”).   Approximately 75% of total ordinary insurance in force is Preneed. Sales for this segment are under the direct supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have several district managers under their supervision. As a result of our growth in the Preneed area, agency relationships have also been entered into directly with numerous funeral home owners. Management anticipates this trend to continue and, depending on the size of the funeral home and state law, preneed counselors may also become part of the agency force.

Preneed sales increased 3.3% during 2012 primarily due to increased marketing activity from our agency division in the preneed markets.  Investors Heritage Life strives to continue to improve its marketing capability in this area. Our efforts and strategy to continue a successful ordinary insurance operation hinge on continuing to provide solid products and outstanding administrative service and on the personal relationships developed and fostered each year. Our preneed product, the Legacy Gold series, includes both single premium as well as multi-pay policies. Reaction to this product in our markets continues to be favorable.  The performance of this product series has been in line with expectations and has improved product profitability in this segment.  Our Preneed sales are generated primarily through independent funeral homes in fourteen states.

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

The final expense market is very competitive.  There are numerous companies in this arena and Investors Heritage is not a top tier company in this market in terms of new sales.  However, we have an agreement with a national agency which is producing business as projected.  The principal methods of competition are product pricing and commissions.  The quality and efficiency of service are also big factors.

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

Approximately 25% of total ordinary insurance in force is Traditional. These sales are built around a standard portfolio of life insurance policies with some of the contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies. In addition, we offer term insurance products.

During the second quarter of 2011, we entered into an agreement with a small life company and its affiliated marketing organization to provide a unique product through their established distribution system.  Our actuary redesigned the products and we launched new sales in April 2011.

The new products include a single premium whole life policy and a single premium immediate annuity sold in conjunction with a ten-pay whole life policy.  The program has been very successful producing over $9 million in premiums for 2012.  Under our agreement, the business will be produced by Investors Heritage Life for a period of no less than five years and will be partially reinsured with their life company on a coinsurance basis.

In addition, their life company has recently commenced marketing a similar product. Beginning January 1, 2013, Investors Heritage Life began accepting a portion of the risks on these policies sold by Puritan Life Insurance Company of America.  This reinsured business includes single premium life insurance policies and a single premium immediate annuity sold in combination with a ten-pay whole life insurance policy.  We anticipate this business to grow during 2013, which will increase revenue and will allow us to participate in certain markets where we are not currently licensed.

The single premium and 10-pay whole life/single premium immediate annuity markets are also very competitive but in conjunction with our marketing partner, Investors Heritage has established a middle market niche for the sale of lower volume products.  Most of the major competitors are focused on much higher volume production.  The principal methods of competition are product design, pricing and quality and efficiency of service.

Our ordinary products also include a Whole Life Policy, HLW Choice Whole Life.  This Whole Life Policy is designed with numerous options and with flexibility to achieve our customer’s goals.

Ordinary premium production from financial institutions decreased by $84,424 to $151,353 in 2012. This 35.8% decrease over 2011 was primarily due to the tightening of consumer credit markets in light of the current economic situation.

Group life accounts for 3% of total in-force business.  Investors Heritage Life has historically participated in the Federal Employees’ Group Life Insurance ("FEGLI") Program, which is administered by Metropolitan Life Insurance Company, and in the Servicemen's Group Life Insurance ("SEGLI") Program, which is administered by Prudential Insurance Company of America. During 2012, we terminated our participation in these programs due to the lack of profitability relative to other lines of business.  As a result of the termination of our participation in FEGLI and SEGLI, the total amount of insurance in force has decreased approximately $2,900,000,000 from December 31, 2011.

Administrative and Financial Services. Credit insurance, which accounts for 17% of total in-force business, is generally sold through banks, finance companies and automobile dealerships and is offered in connection with the extension of credit. The amount of the insurance is designed to cover the amount of the loan with the financial institution being the beneficiary of the insurance policy to the extent of the unpaid balance of the loan. Credit insurance production is dependent on consumer debt. In times of low unemployment, reasonable interest rates and a steadily improving economy, consumer debt increases; therefore, credit insurance sales increase. When the economy slows, consumer debt slows and therefore credit insurance sales decrease.

Investors Heritage Life has reinsurance agreements for credit insurance with eight unaffiliated companies.  Pursuant to those agreements, our credit insurance products sold by each company’s agents are then reinsured to each company, respectively. Investors Heritage Life and Investors Heritage Financial are paid an initiation fee and an administration fee for services provided. Investors Heritage Financial will continue to seek contracts to operate as an administrator for other companies that sell credit insurance.

Investors Heritage Financial continues to sell Investors Heritage Life’s credit insurance products through banks, finance companies and selected automobile dealerships.  Only 8.3% of Investors Heritage Financial revenues for 2012 were derived from the sale of Investors Heritage Life's credit insurance products. The remaining revenues were primarily derived from service fees.  Credit insurance gross written premiums were lower than in the prior year due primarily to lower loan demand related to the sluggish economy.  As noted above, Investors Heritage Life has an exclusive marketing agreement with the KBA and its affiliated insurance agency, KenBanc Insurance Services, Inc., whereby KenBanc provides all marketing and sales management responsibilities for the sale of our credit insurance products through financial institutions in the Commonwealth of Kentucky.

In addition to selling credit insurance, Investors Heritage Life provides ongoing servicing of written credit business, generating fee income.  Additionally, Investors Heritage Life bank agents may obtain an ordinary life license enabling them to sell mortgage life insurance that might be required in excess of the statutory credit life limitation enacted by each state where our credit insurance products are sold. The mortgage life insurance sales operations are also conducted through KenBanc. Investors Heritage Financial is licensed with other unaffiliated insurance companies to provide products that Investors Heritage Life does not offer to the financial institutions and other agents. These products include cancer, accident, second-to-die, large face amount term insurance, short term and long term disability and annuities. These relationships generated additional fee income in the amount of $197,110 during 2012 and management anticipates continued fee income from this area.

During 2012, we continued to market our third party administrative services to non-affiliated companies.  We have an employee whose primary responsibility is to promote this aspect of our organization.  This additional marketing focus has and is expected to generate fee income associated with providing these services. Our overall revenue is further enhanced by the fact that we generally incur minimal expense increases associated with the third party administrative services, which decreases our overall unit costs.

We have the capacity within our organization to handle the additional load and we have been successful in providing services without the need to add new employees.  We currently provide administrative services for seven companies.  These agreements are with a variety of companies that encompass different levels of services, including in some cases, full life insurance back office administration and accounting.  We have been given notice of termination relative to two clients effective June 15, 2013.

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

As of December 31, 2012, approximately $53,996,000 or 11% of total benefit and unearned premium reserves was reinsured with non-affiliated, well-established insurance companies. Investors Heritage Life is party to reinsurance and coinsurance agreements with twenty-four non-affiliated companies. The reinsurers for Investors Heritage Life and amounts of insurance in force that are reinsured are as follows:

Company	Reinsurance Reserves	Percent Of Total
ACE Life Insurance Company	$235,000	0.44%
Canada Life Assurance Company	69,000	0.13%
Central States Health & Life Co of Omaha	102,000	0.19%
KenBanc Reinsurance Company LTD	182,000	0.34%
Lincoln National Life Insurance Company	918,000	1.70%
Madison National Life Insurance Company	2,000	0.01%
Minnesota Life Insurance Company	3,827,000	7.09%
Munich American Reassurance Company	7,134,000	13.21%
Optimum Re Insurance Company	40,000	0.07%
Plateau Life Insurance Company	6,000	0.01%
Puritan Life Insurance Company	10,649,000	19.72%
RBC Reinsurance (Ireland) Ltd.	221,000	0.41%
ReliaStar Life Insurance Company	16,000	0.03%
Scottish Annuity and Life Insurance Company	24,071,000	44.58%
Scottish RE (US)	256,000	0.47%
Settlers Life Insurance Company	1,057,000	1.96%
St James Reinsurance Corporation	17,000	0.03%
Swiss Life Ltd.	4,252,000	7.87%
Swiss Re Life & Health America Inc.	507,000	0.94%
Transamerica Life Insurance Company	418,000	0.77%
Universal Guaranty Life Insurance Company	10,000	0.02%
Other Companies (3)	7,000	0.01%
	$53,996,000	100.00%

Investors Heritage Life reinsures all of the risk on the Credit Insurance products sold by its agents with Swiss Life Ltd. and KenBanc Reinsurance Company, Ltd.  As explained above, some of these credit insurance risks are also reinsured to Transamerica, Universal Guaranty, Madison National, Minnesota Life, Plateau, Central States and St James.

Other Subsidiaries. Investors Heritage Printing does job printing for Investors Heritage Life as well as numerous unaffiliated sources. This includes the printing of the application forms and other office forms required by Investors Heritage Life. The income from Investors Heritage Printing is not a significant factor in our overall business.  Revenues from Investors Heritage Printing were approximately $164,000 in 2012, down $39,000 compared to 2011.

The operation of Investors Heritage Financial generates additional revenue to Investors Heritage Capital Corporation. Although this additional revenue is not a significant factor in our overall business, Investors Heritage Financial generated revenue from its operations of approximately $217,000 in 2012 compared to $170,000 in 2011.  The increase is primarily due to an increase in service fee income on credit insurance business.

At Need Funding is a single member, limited liability company organized under the laws of the Commonwealth of Kentucky. Investors Heritage Capital Corporation is the sole member of the LLC. Funding provided by At Need Funding is secured by assignments of verified incontestable life insurance policies issued by unaffiliated companies. The funds are advanced to funeral homes for services provided for the insured. Upon receipt of death benefits from the unaffiliated insurance company, the principal balance of the debt is reduced and interest and fees are recorded. This service is marketed primarily to funeral homes that do not have the manpower to timely complete necessary paperwork to process the insurance claim.  Revenues from At Need Funding were approximately $78,000 in 2012, down $27,000 compared to 2011.

Dividends and distributions from the Non-insurance Subsidiaries for 2012 and 2011 amounted to $325,000 and $-0-, respectively.

Additionally, we earn fees for other services performed for our subsidiaries. The fees pay for the necessary supervision and coordination required to provide common policies and procedures for all the subsidiaries. The supervision results in a coordination of contracts with the various independent agents, common sales brochures, and a savings to each company in the area of printing and purchasing. We purchase director and officer liability coverage, employment practices liability insurance coverage, professional liability coverage and blanket fidelity bonds.  All policies provide coverage for each of the subsidiaries and provide a cost savings when compared to purchases made by individual companies. These fees are not significant to our total revenue and are eliminated in consolidation. Investors Heritage Capital Corporation also has revenue from other investments, but it is not a significant factor in our business.

Employees. Investors Heritage Capital Corporation does not have any employees. While Investors Heritage Capital Corporation’s officers perform various functions, they are not paid a salary by Investors Heritage Capital Corporation for performing such functions. There are 91 people employed by Investors Heritage Life and 86 of these individuals are full-time employees.  The number of active independent contractual agents of Investors Heritage Life is 1,814. There are no unions organized nor are there any collective bargaining agreements with the employees or agents.  Management of Investors Heritage Life considers its relationship with the employees and agents to be satisfactory.

(d) Financial Information about Geographic Areas

The principal markets for Investors Heritage Life's products are in Kentucky, North Carolina, Georgia, Indiana, Michigan, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. Investors Heritage Life has approximately 1,507 licensed ordinary agents and regional managers throughout these states and credit life agents in 264 banks and automobile dealerships.

Investors Heritage Life is also licensed in nineteen other states: Alabama, Arizona, Arkansas, Florida, Illinois, Louisiana, Mississippi and West Virginia in the South and Southeast; Colorado, Missouri, New Mexico, North Dakota, South Dakota, Oklahoma, Montana, Nebraska, Kansas and Utah in the West; and Maryland in the North. The business in these states is written mostly through general agents.

(e)  Available Information

We file reports with the Securities and Exchange Commission, including, but not limited to, our annual report on form 10-K, quarterly reports on form 10-Q, current reports on form 8-K and amendments to those reports, as well as proxy and information statements and other filings pursuant to Section 13(a) or 15(d) of the Exchange Act. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C.  20549 on official business days during the hours of 10 a.m. to 3 p.m.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We are an electronic filer with the SEC and the SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is http://www.sec.gov.   We also make available, free of charge, on or through our internet website all reports filed with the SEC as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.  Our website is www.investorsheritage.com.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

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

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2012:
First Quarter	$20.50	$20.50
Second Quarter	17.85	17.75
Third Quarter	18.50	18.50
Fourth Quarter	17.67	17.67

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2011:
First Quarter	$20.45	$17.00
Second Quarter	18.50	16.75
Third Quarter	18.10	17.05
Fourth Quarter	18.10	16.00

(b)	Holders

Approximate Number of Equity Security Holders

(A)
Title of Class
Common Stock

(B)
Number of Holders of Record as of 3-11-2013
2,597

(c) Dividends

The 2013 cash dividend to be paid April 7, 2013, to stockholders of record March 15, 2013, is $.25 per share.  Investors Heritage Capital Corporation paid an annual dividend totaling $265,129 to stockholders in 2012 representing $.23 per share.  Investors Heritage Capital Corporation paid an annual dividend totaling $207,327 to stockholders in 2011 representing $.18 per share.

(d)  Securities Authorized for Issuance Under Equity Compensation Plan Information

None.

(f)
No share repurchases were made pursuant to a publicly announced plan or program. All share repurchases were shares tendered by original stockholders under our right of first refusal or by employees as part of our 401(k) plan.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 5-21 in the Annual Report to the Stockholders for the year ended December 31, 2012, and is incorporated herein by reference.

Item 8. Financial Statements

The consolidated financial statements and notes appear on pages 24-55 in the Annual Report to the Stockholders for the year ended December 31, 2012, and are incorporated herein by reference. See Part IV, Item 15.

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

(c)   Changes to Internal Control Over Financial Reporting

During the fourth quarter of 2012, the Company converted its mainframe-based system to a PC-based system.  The Company appropriately adjusted its control environment for this change.  There were no other changes in our internal control over financial reporting during the three months ended December 31, 2012 that may have materially affected, or was  reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	The Executive officers and directors of the Company are:

Name, Position & Year Became Officer/Director Family Relationship	Age

Harry Lee Waterfield II Chairman of the Board, President/1963	69

Jimmy R. McIver, Treasurer/2000	61

Robert M. Hardy, Jr. Director, Vice President and General Counsel/1988 Nephew of Harry Lee Waterfield II	55

Raymond L. Carr, Chief Financial Officer, Vice President/2002	64

Jane S. Jackson, Secretary/2003	58

Helen S. Wagner, Director/1986	76

Gordon C. Duke, Director/1991	67

Harold G. Doran, Jr. Director/2001	59

Howard L. Graham, Director/2002	78

David W. Reed, Director/1982	58

Michael F. Dudgeon, Jr., Director/2004 Nephew of Harry Lee Waterfield II	51

George R. Burgess, Jr./2013	60

(b) Each of the Directors has occupied the position indicated for a period of more than five years with the exception of Gordon C. Duke.  Since 2003, Mr. Duke has been an independent businessman.  From November 1, 2008 to December, 2010, he served as a consultant and as a Vice President for Nucleus: Kentucky’s Life Science and Innovation Center, LLC. In January, 2013, George R. Burgess, Jr. was elected to the Board of Directors to fill the unexpired two year term of the deceased Jerry F. Howell, Jr.  Mr. Burgess was employed by the Commonwealth of Kentucky, Cabinet for Economic Development from July, 2004 until December, 2012 when he retired.  Mr. Burgess served in several capacities including Deputy Commissioner, Executive Director and Deputy Executive Director during his employment with the Cabinet.  Mr. Burgess is currently an independent businessman.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director or Executive Officer during the past ten years.

Additional information regarding the Directors and leadership structure of the Board are shown on pages 3-7, respectively, of the Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2013 and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information regarding compensation of executive officers and transactions with executive officers and directors is shown on pages 7-11 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2013, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security ownership by Officers, Directors, and management is shown on pages 5-6 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2013, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain relationships and related transactions are shown on page 12 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2013, and are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding accounting fees and services is shown on page 11-12 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2013, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following financial statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 2012 (pages 23-55) are filed as Exhibit 1 thereto:

   Report of Independent Registered Public Accounting Firm

   Consolidated Balance Sheets as of December 31, 2012 and 2011

   For each of the two years in the period ended December 31, 2012:

      Consolidated Statements of Income

      Consolidated Statements of Comprehensive Income

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

11
Statements re: computation of Per Share Earnings is contained in Note 1 to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on page 32 of the Annual Report to the Stockholders for the year ended December 31, 2012, and is incorporated herein by reference.

13	Annual Report to the Stockholders for the year ended December 31, 2012 is attached hereto as Exhibit 1 and is incorporated herein by reference.

23	Consent of Independent Registered Public Accounting Firm.

31.1 & 31.2	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS** XBRL Instance
101.SCH**XBRL Taxonomy Extension Schema
101.CAL**XBRL Taxonomy Extension Calculation
101.DEF**XBRL Taxonomy Extension Definition
101.LAB**XBRL Taxonomy Extension Labels
101.PRE**XBRL Taxonomy Extension Presentation

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

March 26, 2013
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
March 26, 2013

/s/Robert M. Hardy, Jr.
Robert M. Hardy, Jr.
Vice President, General Counsel and Director
March 26, 2013

/s/Jimmy R. McIver
Jimmy R. McIver
Treasurer
March 26, 2013

/s/Raymond L. Carr
Raymond L. Carr
Chief Financial Officer
Vice President
March 26, 2013

/s/Gordon C. Duke
Gordon C. Duke
Director
March 26, 2013

/s/Helen S. Wagner
Helen S. Wagner
Director
March 26, 2013

/s/Harold G. Doran
Harold G. Doran
Director
March 26, 2013

/s/David W. Reed
David W. Reed
Director
March 26, 2013

/s/ Howard L. Graham
Howard L. Graham
Director
March 26, 2013

/s/Michael F. Dudgeon, Jr.
Michael F. Dudgeon, Jr.
Director
March 26, 2013

investors Heritage
Capital Corporation

2012 annual review

table of contents

3	letter to our stockholders

5	management's discussion and analysis

22	management's report on internal control over financial reporting

23	report of independent registered public accounting firm

24	consolidated financial statements

29	notes to consolidated financial statements

56	corporate information

LETTER
TO OUR STOCKHOLDERS

In last year’s letter I stated that “2011 was one of the most significant years in the history of our company”.  This was due to the assumption of approximately 50,000 preneed policies from the Texas Life, Accident, Health and Hospital Guaranty Association in July 2011 and our partnership with Puritan Financial Group.  I am pleased to announce that the work and accomplishments made in 2011 carried over into 2012 which led to another year of outstanding sales and financial results.

Net gain from operations for Investors Heritage Capital Corporation (the “Company”) was $2,098,762 compared to $552,129 in 2011.  Per share earnings were $1.82 compared to $.48 a year ago.  Your Board of Directors declared a 2013 dividend of $.25 per share, up $.02 from the prior year.  As we did in 2012, the dividend will be paid from earnings of subsidiary units, but not from Investors Heritage Life Insurance Company.  This enabled us to maximize the surplus growth of Investors Heritage Life Insurance Company and as such the surplus grew 5.3% during the year.

The 2011 assumption of preneed business was the largest financial transaction in our history.  It has proven to be a good investment, reducing our per policy maintenance cost by $6.16 in 2012 and adding significantly to Investors Heritage Life’s statutory profit and Investors Heritage Capital Corporation’s consolidated net income gain.  Details are pointed out in the MD&A on page 6.

Our partnership with Puritan Financial Group, Inc. also grew and expanded during the year.  First their premium production was much above the anticipated level.  Also during the year, we entered into an agreement to perform Third Party Administrative (TPA) work for one of their affiliated companies and to reinsure a large percentage of the business written by that company.  This will increase both our premium income and fee income.

Preneed life insurance sold through funeral homes continues to be the major focus of our sales management team.  Sales were up 3.3% in 2012.  During the spring of 2012 our Agency Vice President, Michael Dudgeon, resigned to pursue other interests.  Thanks to our outstanding team of managers and home office staff, preneed sales continued at a good pace and other new partnerships performed well.  We continue to be dedicated to this market as a vital part of our organization, marked by our continued sales development, recruitment of new accounts and assumption of blocks of preneed business.

We are fortunate to have found a new person to lead our sales organization.  Jeff Crippen joined Investors Heritage as Agency Vice President on January 1, 2013.  Jeff has an extensive and varied sales management background in life and health insurance.  He also has a wealth of close contacts with agents and agencies throughout the country.  We plan to use his extensive background and contacts to develop new insurance products, update existing products and recruit new sales personnel to the Company.

Our TPA work for non-affiliated companies continues to be an excellent source of revenue.  Our outstanding home office staff enables us to make this a key profit center.  Revenue from TPA contracts was $1,186,333 in 2012.  We expect revenue from TPA activity to increase in 2013 with the addition of other clients contracted late in 2012.  Through our Corporate Development Department we continue to look for new TPA clients and blocks of business to purchase.

This year we have taken advantage of the Securities and Exchange Commission rules that allow us to furnish our proxy materials and annual review on the Internet.  The Notice of Internet Availability of Proxy Materials, with instructions on how to access our Proxy materials and Annual Review, as well as instructions to receive a paper copy of the documents, was mailed to you earlier.  We are pleased to be able to offer these documents electronically as it will substantially reduce the costs associated with printing and distributing paper Proxy materials.  We hope you will take advantage of this process and encourage each of our shareholders to vote.

LETTER
TO OUR STOCKHOLDERS

We were saddened by the death of our long-time friend and associate, H. Glenn Doran.  Glenn died on November 5, 2012.  He and his wife, Ann, were long-time friends of the Company and my family.  He was an original stockholder in the Company (then Kentucky Investors, Inc.) and served on its Board of Directors from 1963 until resigning in 2001 and on the board of Investors Heritage Life Insurance Company from 1992 until 2001. His son, Harold, has been a board member of our two companies since Glenn’s departure from the Boards.  Glenn Doran was a very successful businessman, farmer, community leader and leader in education through his many avenues of participation.

The home office staff of Investors Heritage Life enables us to provide great service to our policyholders, funeral homes, banks and other sales associates affiliated with us.  They make it possible for us to assume and purchase blocks of business, to manage them effectively and to provide third party administrative work for other companies.  Our sales managers and sales associates produce the premium income vital to a successful life insurance operation.  Their dedicated efforts and accomplishments are greatly appreciated.

All of these categories of associates, past and present, as well as our current Board of Directors, and their predecessors, have helped our companies to succeed and to be a stable organization with a keen eye and positive outlook for the future.  Thanks to all.

Respectfully submitted,

Harry Lee Waterfield II
Chairman, Chief Executive Officer

MANAGEMENT’S
DISCUSSION & ANALYSIS

EXECUTIVE OVERVIEW

The following discussion highlights significant factors impacting the consolidated operating results and financial condition of Investors Heritage Capital Corporation (“Investors Heritage Capital”) and its subsidiaries (collectively referred to as “we”, “us”, “our” or the “Company”) as of and for the year ended December 31, 2012, as compared with the year ended December 31, 2011.  This supplementary financial information should be read in conjunction with the Consolidated Financial Statements and related Notes, all of which are integral parts of the following analysis of our results of operations and financial position.

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

MAJOR MARKETS AND NEW AFFILIATIONS

Investors Heritage Life offers a full line of life insurance products including, but not limited to, whole life, term life, single premium life, multi-pay life and annuities. Investors Heritage Life’s primary lines of business are insurance policies and annuities utilized to fund preneed funeral contracts, policies sold in the senior wealth transfer market, final expense insurance, credit life and credit disability insurance, and term life and reducing term life sold through financial institutions.

We continue to focus a significant amount of our sales efforts in the preneed funeral market.  We have established a strong marketing base allowing us to maintain solid premium production in our core market while operating in the currently unfavorable economic and interest rate environment.

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

Investors Heritage Life continues to market its third party administrative (“TPA”) services as an additional revenue source. These agreements, for various levels of administrative services on behalf of each company, generate fee income for Investors Heritage Life. We currently have seven TPA clients for which we provide tailored services to meet each client’s individual business needs. We have been given notice of termination relative to two TPA clients effective June 15, 2013. We have been able to perform our TPA services using our existing in-house resources.

During the second quarter of 2011, we introduced two products geared toward wealth preservation in the senior market – the Heritage Solution, a single premium life policy, and the Heritage Provider, a ten pay whole life and single premium immediate annuity combination. These products are currently being sold exclusively through our partnership with Puritan Financial Group and are being underwritten and issued using a third party underwriter with significant experience in that market. This business is being reinsured under a 50% coinsurance arrangement with a life insurance company affiliated with Puritan Financial Group.  Effective January 1, 2013, this coinsurance agreement was amended to reinsure 25% of new business with that life insurance company. The statutory reserves ceded under this agreement are secured by a trust account located within the Commonwealth of Kentucky. Premiums generated during the years ended December 31, 2012 and 2011 from this partnership totaled approximately $9,448,000 and $4,749,000, respectively.

MANAGEMENT’S
DISCUSSION & ANALYSIS

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

The borrowed funds were utilized to fund a credit agreement to Puritan Financial Companies, Inc. for $2,000,000, with interest at a rate of 1.75% above the prime rate. The maturity date on this loan is April 1, 2016. This note requires quarterly payments of interest only beginning on January 5, 2013. The unpaid principal balance together with all accrued interest shall be due and payable with a balloon payment upon maturity. Under this credit agreement, Puritan Financial Companies, Inc. and its wholly-owned subsidiary Puritan Financial Group have committed to an increased level of new business production on behalf of the Company. Additionally, Puritan Financial Companies, Inc. has issued warrants for 2,000,000 shares of common stock to the Company in exchange for this funding. This note is further collateralized by all the stock and other assets of Puritan Financial Companies, Inc. and each of its affiliated companies. Puritan Financial Companies, Inc. has another credit facility with a senior lender and the Company has a subordinate interest to the senior lender in all of the collateral which is security for this loan.

Beginning January 1, 2013, Investors Heritage Life began assuming 75% of the risks on policies sold by Puritan Life Insurance Company of America. The products being assumed are identical to the Heritage Solution and Heritage Provider products currently being written by Investors Heritage Life.  However, this reinsurance arrangement will allow us to participate in the profitability of these products in certain markets where we are not currently licensed.

During the third quarter of 2011, we assumed the covered obligations of the Texas Life, Accident, Health, and Hospital Service Insurance Guaranty Association related to a block of preneed policies originally issued by Memorial Service Life Insurance Company. We received cash in exchange for assuming the covered obligations. We assumed estimated net policy liabilities totaling approximately $93,904,000 in exchange for cash totaling approximately $93,909,000. Given that the liabilities assumed approximated the consideration received, we did not establish an asset for value of business acquired. We expect this acquisition to benefit us by lowering per policy fixed expenses as well as providing long-term profitability within the block of business. However, we encountered a short-term negative effect on net income during the third quarter of 2011 due to the challenges of investing this large amount of cash in the current investment market.

During 2011, we also entered into a sales agreement with a third party national master general agent to write a new final expense policy designed specifically for their sales organization. The master general agent has an established record and extensive experience in this market. The product is being issued using simplified tele-underwriting techniques through an experienced third party underwriting firm. Premiums generated on this product during 2012 and 2011 were approximately $1,271,000 and $239,000, respectively.

MANAGEMENT’S
DISCUSSION & ANALYSIS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  We evaluate our estimates continually, including those related to investments, deferred acquisition costs, value of business acquired, policy liabilities, income taxes, employee benefit plans, regulatory requirements, contingencies and litigation.  We base such estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following accounting policies, judgments and estimates are the most critical to the preparation of our Consolidated Financial Statements.

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

MANAGEMENT’S
DISCUSSION & ANALYSIS

We classify our fixed maturities and equity securities as available-for-sale and carry them at fair value on the balance sheet, with unrealized appreciation (depreciation) relating to temporary market value changes recorded as an adjustment to other comprehensive income (loss), net of deferred acquisition costs and federal income taxes. Fair value for these investments is determined using Accounting Standards Codification principles covering Level 1, Level 2 and Level 3 instruments as further discussed in Note 3 to the Consolidated Financial Statements.

The majority of our fixed maturities are Level 2 instruments, for which the fair value is derived from readily available pricing services utilizing recent trades and broker information. Certain liquid equity securities are considered Level 1 instruments and are valued based on publicly available market quotes in an active market. We hold approximately $4,861,000 in Level 3 financial instruments, comprising 1.1% of our total investments carried at fair value. Fair value for these instruments is derived from unobservable inputs such as non-binding broker quotes and internal models using unobservable assumptions about market participants.

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

MANAGEMENT’S
DISCUSSION & ANALYSIS

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

Employee Benefit Plans
We maintain a defined benefit retirement plan on behalf of our employees. Measurement of the future benefit obligations associated with this plan involves significant judgment, particularly in regard to the expected long-term rate of return on plan assets and the current discount rate used to calculate the present value of future obligations. The long-term rate of return for plan assets is determined based on an analysis of historical returns on invested assets, anticipated future fixed income, equity investment markets, and diversification needs.  Long term trends are evaluated relative to current market factors such as inflation, interest rates and investment strategies, including risk management, in order to assess the assumptions as applied to the plan. The discount rate utilized is determined based on reviews of market indices commonly used to measure such liabilities in the industry. Changes in our assumptions can significantly impact the accrued pension liability and net periodic benefit cost recorded in the Consolidated Financial Statements.  Additionally, funding of plan liabilities is sensitive to changes in investment returns as well as regulatory changes, which can significantly impact our Consolidated Financial Statements.

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

At December 31, 2012, our unfunded status with respect to our defined benefit pension plan was $7,211,519. The curtailment of the Pension Plan resulted in a reduction in our accrued pension liability of $1,760,623, net of deferred taxes of $598,612. The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2013 is $776,000. We currently expect to contribute $1,440,000 to our plan during 2013, although this contribution is subject to change based on the results of current year funding analyses to be performed by plan actuaries. We continually monitor the performance of plan assets and growth in liabilities and funding necessities, utilizing independent and experienced consultants to assist in plan management.

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

MANAGEMENT’S
DISCUSSION & ANALYSIS

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

In February 2013, the FASB issued updated guidance regarding the presentation of comprehensive income. Under the guidance, an entity would separately present information about significant items reclassified out of accumulated other comprehensive income by component as well as changes in accumulated other comprehensive income balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income, does not change when an item of other comprehensive income must be reclassified to net income, and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance is effective for the first interim or annual reporting period beginning after December 15, 2012 and should be applied prospectively. We are currently assessing the impact of this guidance on the presentation of the Company’s consolidated financial statements and the notes to consolidated financial statements.

MANAGEMENT’S
DISCUSSION & ANALYSIS

BUSINESS SEGMENTS

FASB guidance requires a "management approach" in the presentation of business segments based on how management internally evaluates the operating performance of business units. Accordingly, our business segments are as follows:

▪	Preneed and Burial Products segment includes both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals or to provide for the insured’s final expenses.

▪	Traditional and Universal Life Products segment includes senior wealth transfer products, traditional life, group life, certain annuities and universal life products.

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

▪	Please see Note 9 to the Consolidated Financial Statements for additional information regarding segment data.

OPERATING RESULTS
Consolidated Operations
Excluding the effects of consideration on reinsurance assumed relative to the acquisition of the Texas blocks of business, consolidated revenues increased approximately $5,912,000. This increase was primarily driven by increases in earned premiums and net investment income.

We experienced an increase in net earned premiums of approximately $3,473,000, or 7.9%, during 2012. This increase was predominantly due to increased sales of our current product offerings, including our preneed products and the Puritan product offering introduced during the second quarter of 2011, in addition to premiums received on the recently acquired Texas blocks of business and through the sale of our new final expense policy. Our current product offerings are performing well, although current economic conditions continue to limit disposable income typically used as a source for new sales in many of our markets.

Net investment income increased approximately $2,520,000, or 13.8%, during 2012 due primarily to our larger invested asset base as a result of the recent acquisition of the Memorial Service block of life insurance policies.  The cash received in this transaction was not fully invested until late in the third quarter of 2011, which contributed to slower growth in our investment income during 2011. The current economic environment continues to put pressure on new investment yields.

Net realized gains were $484,813 and $559,001 during 2012 and 2011, respectively. The activity during each of these periods was in the normal course of business, and we experienced no other-than-temporary impairments during these periods.

MANAGEMENT’S
DISCUSSION & ANALYSIS

Consideration on reinsurance assumed totaled $16,225 and $93,942,509 for the years ended December 31, 2012 and 2011, respectively. The 2011 amount primarily represents the payments from the Texas Life, Accident, Health, and Hospital Service Insurance Guaranty Association in settlement of assumed policy liabilities on policies previously issued by Memorial Service Life Insurance Company.  The 2012 amount represents additional payments from the Texas Life, Accident, Health and Hospital Service Insurance Guaranty Association in settlement of the assumed policy liabilities under this agreement.

Other income decreased approximately $7,000, or 0.4%, during 2012. This decrease is due to the loss of certain smaller TPA clients during the year.  We entered into agreements with new TPA clients late in 2012 which partially offset the reduction in income during the current year.

Excluding the effect of net policy liabilities assumed totaling approximately $93,904,000 in 2011 relative to the Memorial Service block of life insurance policies, total benefits and expenses increased approximately $4,535,000 during 2012. This increase is primarily driven by increased claims and increased commissions associated with our higher sales volume and the larger policy count derived from our assumptions of both the Memorial Service and Texas Memorial blocks of life insurance policies.

After providing for federal income taxes, our net income was $2,098,762 with net income per share of $1.82 for 2012 as compared to net income of $552,129 and net income per share of $0.48 for 2011.

We declared a dividend of $0.23 per share on February 16, 2012 to shareholders of record on March 16, 2012. This dividend was paid on April 7, 2012.

Preneed & Burial Products
Excluding the effects of consideration on reinsurance assumed relative to the acquisition of the Texas blocks of business, revenues for the preneed and burial products business segment increased approximately $3,529,000, or 7.8%, in 2012 compared to 2011. This increase is predominantly due to the previously mentioned stronger sales of our existing preneed and final expense products and ongoing premium income generated as a result of the recent acquisitions, along with increased net investment income. Our pre-tax income (loss) increased approximately $1,734,000 in 2012 compared to prior year. The improvement in pre-tax income was driven by increased sales, increased premium and reduction of unit expenses due to recent acquisitions, and an adjustment to preneed death benefit crediting rates early in 2012.  Additionally, while we continue to face crediting rate spread pressure due to lower investment income yields, our increased invested asset base has contributed to our improvement in pre-tax income.  Finally, the reserve increases on the acquisition of the Memorial Service block of life insurance policies during the third quarter of 2011 were significantly larger than the associated earned investment income on that block during that quarter of 2011 due to the delay in investing the cash received in the acquisition.

MANAGEMENT’S
DISCUSSION & ANALYSIS

The table below provides the detail of premiums for the top ten producing states for this segment:

Preneed Premium Production First Year and Single Year Ended December 31

	2012	2011
North Carolina	$7,344,795	$6,828,999
Kentucky	5,503,080	5,856,283
Tennessee	3,786,330	3,500,699
Georgia	2,502,680	1,927,586
Indiana	1,659,096	1,276,093
Virginia	1,494,955	1,541,029
Ohio	1,004,634	998,725
South Carolina	487,353	558,788
Michigan	480,699	357,879
Florida	402,295	278,387
All Other States	1,092,581	1,060,474
TOTAL	$25,758,498	$24,184,942

We currently market the Legacy Gold and Heritage Final Expense II products within this segment. The Legacy Gold life insurance and annuity product series is sold in the preneed market in conjunction with prearranged funerals. The Legacy Gold series includes both single premium and multi-pay policies, and both underwritten and guaranteed options are available. The Heritage Final Expense II product is sold in the final expense market. This product is a non-participating whole life insurance product with simplified underwriting.

As noted previously, we launched the Heritage Advantage final expense product during 2011 for use through a third party national master general agent distribution system. The master general agent has an established record and extensive experience in this market. The product is being issued using simplified tele-underwriting techniques through an experienced third party underwriting firm.

Traditional & Universal Life Products
Revenues for 2012 increased approximately $2,482,000, or 14.7%, while pre-tax income increased approximately $64,000.  The increase in revenue and pre-tax income is primarily due to strong sales, including sales of the Puritan product offering which was not introduced until the second quarter of 2011. We have also experienced a reduction in unit expenses that has contributed to our increase in pre-tax income.

During the second quarter of 2011, we introduced two products geared toward wealth preservation in the senior market – the Heritage Solution, a single premium life policy, and the Heritage Provider, a ten pay whole life and single premium immediate annuity combination. These products are currently being sold exclusively through our partnership with Puritan Financial Group and are being underwritten and issued using a third party underwriter with significant experience in that market. This business is being reinsured under a 50% coinsurance arrangement with a life insurance company affiliated with Puritan Financial Group.  Effective January 1, 2013, this coinsurance agreement was amended to reinsure 25% of new business with that life insurance company. Additionally, these products were re-priced effective January 1, 2013 to account for lower required valuation rates and the current economic environment.

MANAGEMENT’S
DISCUSSION & ANALYSIS

Beginning January 1, 2013, Investors Heritage Life began assuming 75% of the risks on policies sold by Puritan Life Insurance Company of America. The products being assumed are identical to the Heritage Solution and Heritage Provider products currently being written by Investors Heritage Life.  However, this reinsurance arrangement will allow us to participate in the profitability of these products in certain markets where we are not currently licensed.

Our traditional and universal life products also include the HLW Choice Whole Life product and the Heritage Protector IV product. The HLW Choice Whole Life product is designed with numerous options and with flexibility to achieve our customers’ goals. The Heritage Protector IV product is a term product marketed primarily by banks and other financial institutions in conjunction with consumer credit.

Investors Heritage Financial markets traditional insurance products through banks and other financial institutions. Investors Heritage Financial markets Investors Heritage Life products and continues to expand the portfolio of products available to our regular ordinary insurance agents by offering products of other unaffiliated companies.  For a number of years, we have provided outlets for our agents with substandard business that Investors Heritage Life will not accept.  Investors Heritage Financial has provided “second to die” policies, substandard life policies, larger term policies and health insurance products through other unaffiliated insurance companies.  Investors Heritage Financial receives a fee for providing those services.

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

During 2012, Investors Heritage Life terminated its participation in the Federal Employees’ Group Life Insurance (“FEGLI”) and Servicemen’s Group Life Insurance (“SGLI”) programs. The termination of our participation in FEGLI was effective September 30, 2012 while the termination of our participation in SGLI was effective July 1, 2012. These terminations did not have a significant impact on the results of our operations. However, the terminations did reduce certain items within the balance sheet, including the policy claims liability and due premiums for reinsurance assumed compared to the prior year.

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

In addition to credit administration, this segment includes fees generated relative to our third party administrative relationships.  We currently provide tailored administrative services for seven unaffiliated companies, comprised of five life insurance companies and two holding companies.  Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting, actuarial services and policy administration. We have been given notice of termination relative to two third party administration clients effective June 15, 2013.

MANAGEMENT’S
DISCUSSION & ANALYSIS

Revenues for this segment decreased approximately $45,000, or 2.9%, in 2012 while pre-tax income increased approximately $37,000. The decrease in revenues is due to the loss of certain smaller TPA clients during the current year, the effects of which were partially offset by new TPA client agreements entered late in 2012. The increase in pre-tax income is primarily due to reductions in general expenses during the current year.

Corporate & Other
Corporate & Other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products.  Revenues from this segment decreased approximately $53,000, or 6.7%, in 2012, while pre-tax income decreased $223,000.  The decreases in revenues and pre-tax income are primarily due to the change in the mark-to-market adjustment on our investment in derivative. In 2012, this adjustment resulted in a decrease in revenue and pre-tax income of $110,100. In 2011, this adjustment increased revenue and pre-tax income by $107,700.

During 2012, Investors Heritage Financial's revenues were approximately $217,000, up $47,000 compared to 2011. Investors Heritage Financial paid dividends to Investors Heritage Capital totaling $225,000 during 2012. Revenues from Investors Heritage Printing were approximately $164,000 in 2012, down $39,000 compared to 2011. Investors Heritage Printing did not pay any dividends to Investors Heritage Capital. Revenues from At Need Funding were approximately $78,000 in 2012, down $27,000 compared to 2011. At Need Funding paid distributions to Investors Heritage Capital totaling $100,000 during 2012. Revenues from all non-Investors Heritage Life sources constitute less than 1% of total consolidated revenues in 2012, and management is working on the continued growth and profitability of each of the non-life subsidiaries.

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

We maintain a sound, conservative investment strategy. As of December 31, 2012, 92.2% of our total invested assets consisted of fixed income securities, compared to 92.0% at December 31, 2011. At December 31, 2012 and 2011, our fixed income investments were 95.8% and 96.8% investment grade, respectively, as rated by Standard & Poor's. The Standard & Poor's average quality rating of our fixed income portfolio holdings as of December 31, 2012 was A+. None of our investments are in default.

MANAGEMENT’S
DISCUSSION & ANALYSIS

The fixed income portfolio is diversified among sectors. At December 31, 2012 and 2011, the fixed income portfolio was allocated as follows:

	December 31
	2012	2011
Corporate:
Bank and finance	15.8%	15.5%
Industrial and miscellaneous	37.0%	37.6%
Government	11.8%	13.3%
Mortgage-backed securities	9.5%	12.8%
Foreign	12.5%	6.9%
Asset-backed securities	1.1%	1.3%
States and political subdivisions	12.3%	12.6%

The fixed maturities and equity securities within our portfolio are in a net unrealized gain position of approximately $44,223,000 at December 31, 2012.  Please see Note 3 to the Consolidated Financial Statements for additional information regarding these fair values.

The fixed income portfolio includes approximately $41,814,000 (at fair value) of mortgage-backed securities ("MBS").  MBS have historically added value to the portfolio and our outside investment advisor has provided the expertise to purchase MBS with confidence that the credit ratings have been properly analyzed and that the investment properly suits our asset and liability needs.

There have been concerns expressed by rating agencies, various regulators and other constituencies regarding investments in MBS by insurers and other financial institutions.  Although these highly rated securities provide excellent credit quality, their liquidity risk must be monitored.  Except for eight commercial-backed mortgages of approximately $6,837,000, all of the collateral of the MBS owned are guaranteed by the Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC").

The FNMA and FHLMC securities are structured either as publicly traded collateralized mortgage obligations ("CMO") or pass-throughs.  Unlike most corporate or real estate debt, the primary concern with MBS is the uncertainty of timing of cash flows due to prepayment assumptions rather than the possibility of loss of principal.

CMO holdings represent approximately 38% of the total MBS portfolio.  In accordance with relevant accounting guidance, when these securities are purchased at a discount or premium, the income yield will vary with changes in prepayment speeds due to the change in accretion of discount or amortization of premium, as well as the timing of the basic principal and interest cash flows.  The overall impact of the CMO’s variability in yields on the portfolio has not been significant in relation to the yield and cash flows of the total invested assets.  More importantly, the investment portfolio has no exposure to more volatile, high-risk CMO’s, such as those structured to share in residual cash flows.  Except for three sequential pay CMO’s totaling approximately $5,426,000, the CMO’s held are either planned amortization class bonds or support class bonds, both of which are structured to provide more certain cash flows to the investor and therefore have reduced prepayment risk.  Based on our analysis of the investment portfolio, there are no impairment issues with respect to our CMO’s.

MANAGEMENT’S
DISCUSSION & ANALYSIS

Pass-throughs comprise the remainder of MBS owned, representing approximately 62% of the total MBS portfolio.  Pass-throughs are FNMA or FHLMC guaranteed MBS that, simply stated, pass through interest and principal payments to the investors in accordance with their respective ownership percentage.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments.  As of December 31, 2012, we have only one CMO, with a fair value of approximately $59,000, which has any level of direct subprime exposure.  Based on our analysis, we believe this investment is of high quality and expect no losses as a result of the current subprime concerns.  Additionally, we have no Alt-A bond exposure within our current holdings.

During 2012, we sold our investment in Farmers Bank Capital Corporation common stock. An other-than-temporary impairment had previously been recorded on this holding. The gain associated with this sale totaled $121,976. We have no remaining assets for which other-than-temporary impairments have been recorded.

We also engage in commercial and residential mortgage lending, with approximately 99.9% of these investments in commercial properties.  All mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers.  Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required.  We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis. The average loan balance is $386,518 and the average loan to value is 40%.  The largest loan currently held is $795,129. Our mortgage loans are spread across properties located in 14 states primarily in the southeastern United States, with approximately 81.9% of our loans located in the states of Florida, Kentucky, Georgia, Texas, Ohio and Tennessee. At December 31, 2012 and 2011, 3.5% and 4.2% of invested assets consisted of mortgage loans, respectively.

The portfolio consists of the following property types:
	December 31
	2012	2011
Office	7.1%	19.0%
Retail	79.0%	67.7%
Industrial	3.7%	3.6%
Medical	3.7%	3.4%
Apartments	4.6%	4.6%
Other	1.9%	1.7%

We are familiar with our mortgage loan markets and given our low loan-to-value ratios, we do not believe that current economic conditions will have a material negative impact on our mortgage loan portfolio.  We have been successful in adding value to the total investment portfolio through mortgage loan originations due to the fact that yields realized from the mortgage loan portfolio are generally higher than yields realized from fixed income investments.  Value has also been added because the mortgage loan portfolio has consistently performed well.  As of December 31, 2012 and 2011, we had no non-performing mortgage loans, which would include loans past due 90 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

MANAGEMENT’S
DISCUSSION & ANALYSIS

During the third quarter of 2011, we began purchasing investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. As these payment streams are secured by the states themselves, a key function of our due diligence is the assessment of the states’ ability to meet these obligations. Additionally, each state generally withholds income tax from each payment for which we must file for reimbursement of such tax annually. We carry the state-guaranteed receivables at their amortized cost basis on the balance sheet. As of December 31, 2012, we hold approximately $8,112,000 in state-guaranteed receivables, with the largest concentrations in the states of New York and Massachusetts totaling approximately $3,974,000 and $2,710,000, respectively. At December 31, 2012, 1.7% of invested assets consisted of state-guaranteed receivables compared to 1.4% at December 31, 2011.

During the third quarter of 2011, we purchased a $3,000,000 position in a Morgan Stanley market-indexed note. The note pays 1% interest annually and matures in six years. In exchange for the reduced interest rate, the investment provides a protected level of equity market exposure. At the maturity date, we participate at 110% of any increase in the Dow Jones Industrial Average as compared to the purchase date, but our principal is guaranteed against market-related downside risk. We remain subject to counterparty credit risk associated with the issuer, Morgan Stanley, just as we would with any other fixed maturity or equity security within our portfolio. The equity-linked portion of the investment is classified as a derivative and bifurcated for reporting purposes. The derivative portion is reported as an investment in derivative on the balance sheet. This derivative is required to be marked-to-market through the income statement, with the change in value reported as a component of investment income on the income statement. As of December 31, 2012 and 2011, the derivative investment was valued at $642,600 and $752,700, respectively. We recognized a decrease in investment income of $110,100 during 2012 relative to the mark-to-market adjustment on this investment compared to an increase in investment income of $107,700 during 2011 relative to the mark-to-market adjustment.

Liquidity and Capital Resources
The quality of our investment portfolio and the current level of stockholders' equity continue to provide a sound financial base as we strive to expand our marketing system and to offer competitive, quality products.  Our investment portfolio continues to provide financial stability.  It is management's opinion that we have adequate cash flows both on a long-term and short-term basis as evidenced by the net cash flows provided by operating activities in the consolidated statements of cash flows presented in this Annual Review.  Investors Heritage Life’s primary sources of cash flows are primarily insurance premiums, which include mortality and expense charges, investment income, administrative service fees, and cash received on the assumptions of blocks of business.

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

MANAGEMENT’S
DISCUSSION & ANALYSIS

Investors Heritage Capital’s principal sources of cash flow are rental income and dividends from its subsidiaries. Investors Heritage Capital’s principal long-term obligations are payments on long-term debt.

The stability of our liquidity is found in our conservative approach to product development and in the strength and stability of our fixed income portfolio and mortgage loans.  Liquidity is also managed by laddering maturities of our fixed income portfolio. The average duration of our fixed income investments is 5.4 years with approximately $27,648,000 due within twelve months and approximately $62,167,000 due within the following four years.  Historically, management has anticipated that all such investments will be held until maturity.  However, one of the responsibilities of our independent portfolio manager is to constantly monitor the credit rating of our fixed income investments to determine if rating changes of any investment requires action by management.  As explained in detail in Note 1 to the Consolidated Financial Statements, all fixed income securities and all marketable equity securities are classified as available-for-sale and are carried at fair value.

On November 5, 2012, the Company entered into a new loan agreement to borrow $2,000,000. The loan calls for interest to be paid quarterly at a rate of 0.25% under the prime rate and has a maturity date of November 5, 2017. The note requires quarterly principal payments of $45,000 beginning July 5, 2015 with a balloon payment upon maturity. There is no penalty for prepayment.  This note is collateralized with 55,000 shares of Investors Heritage Life Insurance Company common stock. At December 31, 2012, the outstanding principal balance on the bank note was $2,000,000.

The borrowed funds were utilized to fund a credit agreement to Puritan Financial Companies, Inc. for $2,000,000, with interest at a rate of 1.75% above the prime rate. The maturity date on this loan is April 1, 2016. This note requires quarterly payments of interest only beginning on January 5, 2013. The unpaid principal balance together with all accrued interest shall be due and payable with a balloon payment upon maturity. Under this credit agreement, Puritan Financial Companies, Inc. and its wholly-owned subsidiary Puritan Financial Group have committed to an increased level of new business production on behalf of the Company. Additionally, Puritan Financial Companies, Inc. has issued warrants for 2,000,000 shares of common stock to the Company in exchange for this funding. This note is further collateralized by all the stock and other assets of Puritan Financial Companies, Inc. and each of its affiliated companies. Puritan Financial Companies, Inc. has another credit facility with a senior lender and the Company has a subordinate interest to the senior lender in all of the collateral which is security for this loan. This $2,000,000 note receivable is included within other invested assets on the balance sheet.

Effective September 29, 2011, we renewed for two years our line of credit for At Need Funding, which is used for the purpose of funding at-need funerals secured by the assignment of verified, incontestable life insurance policies. This line of credit was reduced from $2,000,000 to $1,000,000. Effective September 27, 2011, we also renewed for two years our $150,000 operating line of credit. These lines of credit require interest to be paid monthly at the prime rate, with a floor of 3.25%. At December 31, 2012, the outstanding principal balance on the At Need Funding line of credit was $490,220. At December 31, 2012, there was no amount outstanding on the operating line of credit.

On February 3, 2005, Investors Heritage Capital borrowed $3,650,000 to finance the purchase of certain home office property previously owned by Investors Heritage Life at a purchase price of $3,650,000. The note is an amortizing loan with a fixed interest rate of 5.05% and with a maturity date of March 1, 2015. The proceeds received by Investors Heritage Life were used to repay their surplus notes to Investors Heritage Capital. Additionally, Investors Heritage Capital used the proceeds to repay the $3,000,000 bank note outstanding at December 31, 2004. This transaction was approved by the Kentucky Department of Insurance. At December 31, 2012, $988,393 remained outstanding on this note.

MANAGEMENT’S
DISCUSSION & ANALYSIS

We are a member of the Federal Home Loan Bank of Cincinnati, Ohio by way of our investment in shares of their common stock.  As a member, we have access to both short-term and long-term borrowings at below market rates.  Borrowings under this program are collateralized by securities within our investment portfolio.  To this point, we have not needed to access this borrowing capacity.

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement.  Management has assessed our position as of December 31, 2012, and we are in compliance with all debt covenant requirements.

Management is not aware of any other commitments or unusual events that could materially affect our capital resources.  We have the option to prepay certain notes payable at our discretion prior to their maturity dates.

Other than the items disclosed in Note 7 to the Consolidated Financial Statements and increased federal and state regulatory reporting requirements which generally increase administrative expenses, management is not aware of any current recommendations by any regulatory authority which, if implemented, would have any material effect on our liquidity, capital resources or operations.

We will continue to explore various opportunities, including mergers and acquisitions and purchasing blocks of business from other companies, which may dictate a need for either long-term or short-term debt.  There are no restrictions as to use of funds except the restriction on Investors Heritage Life as to the payment of cash dividends to shareholders that is discussed in more detail in Note 7 to the Consolidated Financial Statements.

REGULATORY MATTERS

The statutory capital and surplus of Investors Heritage Life increased approximately $1,041,000 in 2012. The increase in statutory capital and surplus in 2012 is primarily related to current year net income and an increase in admissible deferred tax assets, which were partially offset by an increase in the asset valuation reserve and increases in certain non-admitted assets. Investors Heritage Life produced a statutory operating gain of approximately $1,677,000 and $1,103,000 in 2012 and 2011, respectively, before the effect of the realized gains (losses).  For additional discussion on statutory accounting practices refer to Note 8 to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of December 31, 2012.

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

MANAGEMENT’S
DISCUSSION & ANALYSIS

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

Management has assessed our internal control over financial reporting as of December 31, 2012. The standard measures adopted by management in making its evaluation are the measures in the Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon its assessment, management has concluded that our internal control over financial reporting is effective at December 31, 2012, and that there were no material weaknesses in our internal control over financial reporting as of that date.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Investors Heritage Capital Corporation

We have audited the accompanying consolidated balance sheets of Investors Heritage Capital Corporation (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Heritage Capital Corporation as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Louisville, Kentucky
March 26, 2013

INVESTORS HERITAGE CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011
	2012	2011
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: 2012 - $394,370,377; 2011- $389,789,791)	$438,323,413	$421,640,668
Equity securities (cost: 2012 - $1,117,051; 2011 - $1,099,678)	1,386,637	1,376,140
Mortgage loans on real estate	16,620,290	19,332,470
Policy loans	6,781,751	7,050,892
State-guaranteed receivables	8,111,669	6,468,912
Investment in derivative	642,600	752,700
Other invested assets	3,420,189	1,736,766
Total investments	$475,286,549	$458,358,548

Cash and cash equivalents	6,009,905	6,534,616
Accrued investment income	5,163,783	4,978,676
Due premiums	3,422,629	3,697,869
Deferred acquisition costs	16,654,246	16,619,021
Value of business acquired	513,667	674,762
Leased property under capital leases	577,839	505,541
Property and equipment	1,900,068	1,751,706
Cash value of company-owned life insurance	10,844,489	9,899,557
Other assets	1,835,666	1,242,250
Amounts recoverable from reinsurers	53,797,125	47,582,367
Total assets	$576,005,966	$551,844,913

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$464,449,101	$451,421,904
Unearned premium reserves	9,111,514	9,568,125
Policy claims	1,894,727	2,098,959
Liability for deposit-type contracts	3,147,458	3,007,905
Reserves for dividends and endowments and other	446,016	526,480
Total policy liabilities	$479,048,816	$466,623,373
Deferred federal income tax liability	13,189,478	9,325,937
Obligations under capital leases	568,214	496,958
Notes payable	3,478,613	1,781,337
Accrued pension liability	7,211,519	9,547,038
Other liabilities	4,276,542	6,406,549
Total liabilities	$507,773,182	$494,181,192

STOCKHOLDERS' EQUITY
Common stock (shares issued: 2012-1,141,886; 2011-1,152,737)	$1,141,886	$1,152,737
Paid-in surplus	8,908,243	8,832,222
Accumulated other comprehensive income	22,539,724	13,605,484
Retained earnings	35,642,931	34,073,278
Total stockholders' equity	$68,232,784	$57,663,721
Total liabilities and stockholders' equity	$576,005,966	$551,844,913

See Notes to Consolidated Financial Statements.

INVESTORS HERITAGE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
REVENUE
Premiums and other considerations	$67,491,855	$59,877,767
Premiums ceded	(19,997,026)	(15,855,869)
Net premiums earned	47,494,829	44,021,898

Investment income, net of expenses	20,726,267	18,206,256
Net realized gains on investments:
Total other-than-temporary impairment losses	-	-
Portion of loss recognized in other comprehensive income	-	-
Other net realized investment gains	484,813	559,001
Total net realized gains on investments	484,813	559,001
Consideration on reinsurance assumed	16,225	93,942,509
Other income	1,707,589	1,714,352
Total revenue	$70,429,723	$158,444,016

BENEFITS AND EXPENSES
Death and other benefits	$41,866,578	$37,768,774
Guaranteed annual endowments	446,190	463,817
Dividends to policyholders	418,273	438,787
Increase in benefit reserves and unearned premiums	9,777,951	103,679,054
Acquisition costs deferred	(8,849,807)	(6,267,513)
Amortization of deferred acquisition costs	8,489,322	6,874,879
Commissions	4,970,710	3,130,715
Other general and administrative expenses	11,215,041	11,872,254
Total benefits and expenses	$68,334,258	$157,960,767

INCOME BEFORE FEDERAL INCOME TAXES	$2,095,465	$483,249

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	$757,918	$318,687
Deferred	(761,215)	(387,567)
Total federal income taxes	$(3,297)	$(68,880)

NET INCOME	$2,098,762	$552,129

BASIC AND DILUTED NET EARNINGS PER SHARE	$1.82	$0.48

See Notes to Consolidated Financial Statements.

INVESTORS HERITAGE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

NET INCOME	$2,098,762	$552,129

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	12,580,096	14,172,171
Reclassification adjustment for gains included in income	(484,813)	(559,001)
Adjustment for effects of deferred acquisition costs	(325,260)	(224,440)
Net unrealized gains on investments	11,770,023	13,388,730
Change in defined benefit pension plan:
Actuarial net loss on pension plan	(885,028)	(4,856,491)
Amortization of actuarial net loss in net periodic pension cost	913,378	705,713
Curtailment of defined benefit pension plan	1,760,623	-
Net change in defined benefit pension plan	1,788,973	(4,150,778)

Other comprehensive income before income taxes	13,558,996	9,237,952

Income tax expense	4,624,756	3,114,560

OTHER COMPREHENSIVE INCOME, NET OF TAXES	8,934,240	6,123,392

COMPREHENSIVE INCOME	$11,033,002	$6,675,521

See Notes to Consolidated Financial Statements.

INVESTORS HERITAGE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock	Paid-in Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

BALANCE, JANUARY 1, 2011	$1,151,817	$8,801,514	$7,482,092	$33,737,040	$51,172,463

Net income	-	-	-	552,129	552,129
Other comprehensive income, net	-	-	6,123,392	-	6,123,392
Cash dividends	-	-	-	(207,327)	(207,327)
Issuances of common stock, net	920	30,708	-	(8,564)	23,064
BALANCE, DECEMBER 31, 2011	$1,152,737	$8,832,222	$13,605,484	$34,073,278	$57,663,721

Net income	-	-	-	2,098,762	2,098,762
Other comprehensive income, net	-	-	8,934,240	-	8,934,240
Cash dividends	-	-	-	(265,129)	(265,129)
Issuances of common stock, net	(10,851)	76,021	-	(263,980)	(198,810)
BALANCE, DECEMBER 31, 2012	$1,141,886	$8,908,243	$22,539,724	$35,642,931	$68,232,784

See Notes to Consolidated Financial Statements.

INVESTORS HERITAGE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
OPERATING ACTIVITIES
Net income	$2,098,762	$552,129
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(484,813)	(559,001)
Provision (benefit) for deferred federal income taxes	(761,215)	(387,567)
Amortization of deferred acquisition costs	8,489,322	6,874,879
Acquisition costs deferred	(8,849,807)	(6,267,513)
Net adjustment for premium and discount on investments	269,479	549,625
Depreciation and other amortization	687,059	488,727
Change in value of derivative investment	110,100	(107,700)
Changes in operating assets and liabilities:
Accrued investment income	(185,107)	(1,052,085)
Due premiums	275,240	74,200
Cash value of company-owned life insurance	(944,932)	(878,125)
Amounts recoverable from reinsurers	(6,214,758)	(3,472,435)
Benefit reserves	15,919,314	107,194,649
Policy claims	(204,232)	211,823
Liability for deposit-type contracts	139,553	216,644
Reserves for dividends and endowments and other	(80,464)	(9,438)
Other assets and other liabilities	(3,198,716)	3,904,070
NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,064,785	$107,332,882
INVESTING ACTIVITIES
Purchases of available-for-sale securities	$(39,049,112)	$(129,959,966)
Sales of available-for-sale securities	5,948,093	5,328,369
Maturities of available-for-sale securities	28,238,140	33,132,620
Acquisitions of mortgage loans on real estate	(2,165,000)	(3,227,500)
Payments of mortgage loans on real estate	4,870,367	3,705,607
Purchases of state-guaranteed receivables	(1,750,727)	(6,463,522)
Payments of state-guaranteed receivables	595,040	87,260
Purchase of derivative investment	-	(645,000)
Acquisitions of short-term investments	(34,188)	(24,028,034)
Sales and maturities of short-term investments	34,188	24,519,075
Net additions in other investments	(1,414,282)	(384,052)
Net additions to property and equipment	(746,624)	(897,436)
NET CASH USED IN INVESTING ACTIVITIES	$(5,474,105)	$(98,832,579)
FINANCING ACTIVITIES
Receipts from universal life policies credited to policyholder account balances	$5,335,141	$5,508,652
Return of policyholder account balances on universal life policies	(8,683,869)	(9,185,256)
Payments on notes payable	(4,112,642)	(4,486,270)
Proceeds from notes payable	5,809,918	3,733,652
Issuances of common stock, net	(198,810)	23,064
Dividends paid	(265,129)	(207,327)
NET CASH USED IN FINANCING ACTIVITIES	$(2,115,391)	$(4,613,485)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(524,711)	$3,886,818
Cash and cash equivalents at beginning of year	6,534,616	2,647,798
CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,009,905	$6,534,616

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1 - Nature of Operations and Accounting Policies

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

The Company's operations involve the sale and administration of various insurance and annuity products, including, but not limited to, participating and non-participating whole life, limited pay life, universal life, annuity contracts, credit life, credit accident and health and group insurance policies.  The principal markets for the Company's products are in Kentucky, North Carolina, Georgia, Indiana, Michigan, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and Virginia.

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

Use of Estimates:  The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes.  Actual results could differ from those estimates.

Reclassifications:  Certain reclassifications have been made in the prior year Consolidated Financial Statements to conform to current year presentation. These reclassifications had no impact on previously reported net income or stockholders’ equity.

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

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate, as discussed in further detail in Note 2 to the Consolidated Financial Statements.

If an other-than-temporary impairment occurs with respect to a bond, the reduced book value is amortized back to the security’s expected recovery value over the remaining term of the bond.  The Company continues to review the security for further impairment that would prompt another write-down in the value.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Mortgage loans and policy loans are carried primarily at aggregate principal balance.

State-guaranteed receivables represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. The state-guaranteed receivables are carried at their amortized cost basis.

Investment in derivative represents the derivative portion of the Company’s investment in a market-indexed note.  The derivative portion of this investment is bifurcated and carried at fair value, with changes in the fair value of the derivative included within investment income in the consolidated statements of income.

Other invested assets include real estate investments and notes receivable.  Real estate investments are carried at cost less accumulated depreciation.  Notes receivable are carried at their aggregate principal balance.

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

Value of Business Acquired:  Value of business acquired represents the estimated value assigned to the insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. Refer to Note 13 for details on recent acquisitions and their associated value of business acquired. Amortization of value of business acquired recognized in 2012 totaled $161,095. Amortization recognized in 2011 totaled $193,119. Accumulated amortization was $407,689 and $246,594 at December 31, 2012 and 2011, respectively.  Estimated annual amortization will be approximately $128,000, $85,000, $76,000, $70,000, and $63,000 in 2013 through 2017, respectively.

Property and Equipment:  Property and equipment is carried at cost less accumulated depreciation, using principally the straight-line method.  Accumulated depreciation on property and equipment was $4,141,343 and $4,004,116 at December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Capital Leases: During 2012, the Company entered into two new capital leases totaling $292,872 at inception. Total lease payments for 2012 and 2011 relating to previously existing capital leases were $256,579 and $54,693, respectively. Future minimum lease payments for 2013 through 2017 are $347,216; $208,053; $56,544; $3,652; and $0, respectively. The present value of net minimum lease payments at December 31, 2012 was $568,214, which is equal to the total future minimum lease payments of $615,465 less imputed interest of $47,251. Accumulated amortization on the leased property was $280,367 and $394,166 at December 31, 2012 and 2011, respectively.

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

Reinsurance:  The Company assumes and cedes reinsurance under various agreements providing greater diversification of business, allowing management to control exposure to potential losses arising from large risks, and providing additional capacity for growth.  Amounts recoverable from reinsurers are estimated in a manner consistent with the related liabilities associated with the reinsured policies.  At December 31, 2012 and 2011, amounts recoverable from reinsurers were $53,797,125 and $47,582,367, respectively.  These amounts included reserves ceded to reinsurers of $52,944,370 and $46,766,298 at December 31, 2012 and 2011, respectively.

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

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Participating Policies:  Participating business approximates 17% and 18% of ordinary life insurance in force at December 31, 2012 and 2011, respectively. Premiums relative to participating business comprised approximately 4% and 5% of net premiums earned for the years ended December 31, 2012 and 2011, respectively. Participating dividends are accrued as declared by the Board of Directors of Investors Heritage Life.  For participating policies that are not a part of the Texas Memorial Life or Memorial Service Life policy acquisitions, the liability for future policy benefits for participating policies was determined based on the Net Level Premium Reserve Method, 3% interest, and the 1941 CSO Mortality and 1958 CSO Mortality tables.  All guaranteed benefits were considered in calculating these reserves.  Deferred acquisition costs are amortized in proportion to expected gross profits.

The increase in participating business during 2011 is due to the acquisition of the Memorial Service block of business (as discussed further in Note 13), which included a significant amount of participating business. While these policies are participating, no future dividends are anticipated on this block of policies. The liability for future policy benefits of the Texas Memorial Life and Memorial Service Life blocks of participating business was determined based on the 2001 CSO and 1980 CSO Mortality tables, respectively.

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

Other income consists principally of third party administrative service fees along with servicing and administration fees relative to credit insurance administered for our reinsurers.

Common Stock and Earnings per Share:  The par value per share is $1.00 with 4,000,000 shares authorized. Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each year.  The weighted average number of shares outstanding during 2012 and 2011 were 1,152,438 and 1,152,335 shares, respectively.  The Company paid cash dividends per share of $0.23 and $0.18 in 2012 and 2011, respectively.

Subsequent Events: Management has evaluated all events subsequent to December 31, 2012 through the date that these Consolidated Financial Statements were available to be issued.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

New Accounting Standards: In October 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  Under the new guidance, acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising. This change became effective for fiscal years beginning after December 15, 2011 and interim periods within those years. We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have any effect on the Company’s results of operations, financial position or liquidity.

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

In February 2013, the FASB issued updated guidance regarding the presentation of comprehensive income. Under the guidance, an entity would separately present information about significant items reclassified out of accumulated other comprehensive income by component as well as changes in accumulated other comprehensive income balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income, does not change when an item of other comprehensive income must be reclassified to net income, and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance is effective for the first interim or annual reporting period beginning after December 15, 2012 and should be applied prospectively. We are currently assessing the impact of this guidance on the presentation of the Company’s consolidated financial statements and the notes to consolidated financial statements.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 2 - Investments

The Company limits credit risk by investing primarily in investment grade securities and by diversifying its investment portfolio among government and corporate bonds and mortgage loans. The Company manages its fixed income portfolio to diversify between and within industry sectors. Investments in available-for-sale securities at December 31 are summarized as follows:

2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. government obligations	$47,634,952	$4,263,920	$-	$51,898,872
States and political subdivisions	46,323,487	7,522,997	-	53,846,484
Corporate	207,553,209	23,818,640	93,765	231,278,084
Foreign	50,000,420	4,748,130	11,680	54,736,870
Asset-backed securities	4,460,090	289,373	529	4,748,934
Mortgage-backed securities (MBS):
Commercial MBS	6,429,641	407,386	-	6,837,027
Residential MBS	31,968,578	3,008,564	-	34,977,142

Total fixed maturity securities	$394,370,377	$44,059,010	$105,974	$438,323,413
Equity securities:
U.S. agencies	681,300	-	-	681,300
Mutual funds	318,283	3,054	-	321,337
Corporate common stock	117,468	266,532	-	384,000
Total equity securities	1,117,051	269,586	-	1,386,637

Total	$395,487,428	$44,328,596	$105,974	$439,710,050

2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:

U.S. government obligations	$52,208,593	$4,134,415	$-	$56,343,008
States and political subdivisions	47,104,054	6,067,945	-	53,171,999
Corporate	208,379,560	15,791,790	603,218	223,568,132
Foreign	26,931,549	2,531,890	447,179	29,016,260
Asset-backed securities	5,041,278	438,652	735	5,479,195
Mortgage-backed securities (MBS):
Commercial MBS	7,893,233	414,233	-	8,307,466
Residential MBS	42,231,524	3,523,084	-	45,754,608

Total fixed maturity securities	$389,789,791	$32,902,009	$1,051,132	$421,640,668
Equity securities:
U.S. agencies	552,800	-	-	552,800
Mutual funds	318,283	52,253	-	370,536
Corporate common stock	228,595	234,535	10,326	452,804
Total equity securities	1,099,678	286,788	10,326	1,376,140

Total	$390,889,469	$33,188,797	$1,061,458	$423,016,808

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

The following table summarizes, for all securities in an unrealized loss position at December 31, 2012 and 2011, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	December 31, 2012			December 31, 2011
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Fixed Maturities:
Less than 12 months:
Corporate	$4,648,363	$88,805	5	$20,516,939	$603,218	20
Foreign	988,320	11,680	1	1,875,940	122,315	1
Asset-backed securities	-	-	-	58,892	735	1
Greater than 12 months:
Corporate	243,040	4,960	1	-	-	-
Foreign	-	-	-	653,350	324,864	1
Asset-backed securities	59,097	529	1	-	-	-
Total fixed maturities	5,938,820	105,974	8	23,105,121	1,051,132	23

Equities:
Less than 12 months:
Corporate common stock	-	-	-	100,804	10,326	1
Total equities	-	-	-	100,804	10,326	1

Total	$5,938,820	$105,974	8	$23,205,925	$1,061,458	24

As of December 31, 2012, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 96% and all of our equity securities had a fair value to cost ratio equal to or greater than 100%. As of December 31, 2011, except for one fixed maturity security with a fair value to cost ratio of 67%, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 89% and the equity securities noted above had a fair value to cost ratio of over 90%.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer.  The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value.  For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains/losses in the consolidated statements of income.  Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost. Based on our review, the Company experienced no other-than-temporary impairments during the years ended December 31, 2012 or 2011.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Management believes that the Company will fully recover its cost basis in the securities held at December 31, 2012, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

During 2012, the Company sold its investment in Farmers Bank Capital Corporation common stock. An other-than-temporary impairment had previously been recorded on this holding. The pre-tax gain associated with this sale totaled $121,976. During the fourth quarter of 2011, the Company liquidated its equity positions in three Fifth Third mutual funds, including two for which the Company had previously recognized other-than-temporary impairment losses during 2008. These sales generated a pre-tax gain of $495,272. We have no remaining assets for which other-than-temporary impairments have been recorded.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized.

	December 31
	2012	2011

Net unrealized appreciation on available-for sale securities	$44,222,622	$32,127,339
Adjustment to deferred acquisition costs	(1,312,922)	(987,662)
Deferred income taxes	(14,821,597)	(10,805,092)
Net unrealized appreciation on available-for sale securities	$28,088,103	$20,334,585

The amortized cost and fair value of debt securities at December 31, 2012, by contractual maturity, are presented below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$27,648,176	$28,229,124
Due after one year through five years	62,166,593	68,927,640
Due after five years through ten years	181,162,569	202,192,902
Due after ten years	84,994,820	97,159,578
Due at multiple maturity dates	38,398,219	41,814,169
Total	$394,370,377	$438,323,413

Proceeds for the years ended December 31, 2012 and 2011 from sales and maturities of investments in available-for-sale securities, as well as gross gains and gross losses realized, are presented below.

	2012	2011
Proceeds from sales and maturities	$34,186,233	$38,460,989
Gross realized gains	513,989	567,280
Gross realized losses	(29,176)	(8,279)

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Presented below is investment information, including the accumulated and annual change in net unrealized investment gains or losses.  Additionally, the table shows the annual change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on debt and equity securities for the years ended December 31, 2012 and 2011.

	2012	2011
Change in unrealized investment gains (losses):
Available-for-sale:
Fixed maturities	$12,102,159	$13,983,704
Equity securities	(6,876)	(370,534)
Realized investment gains:
Available-for-sale:
Fixed maturities	$362,837	$53,730
Equity securities	121,976	505,271

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations.  At December 31, 2012 and 2011, these required deposits had a total amortized cost of $22,860,625 and $22,821,430, respectively.

Approximately 99.9% of the Company’s mortgage loans involve commercial properties. Mortgage loans are generally issued at loan to value ratios not exceeding 80 percent and are generally secured by personal guarantees. All loans are secured by a first mortgage on the property.  Although approximately 81.9% of the loans outstanding at December 31, 2012 were located in six states (Florida, Kentucky, Georgia, Texas, Ohio and Tennessee), the Company believes the risk of loss due to concentrations is low as a result of the remaining loans being dispersed across the southeastern United States, our stringent underwriting requirements, maintaining small average loan balances, and consistent positive performance of the portfolio as a whole.  This is evidenced by the fact that as of December 31, 2012 and 2011, there were no non-performing loans, loans on nonaccrual status, loans 90 days past due or more, loans in process of foreclosure, or restructured loans. The Company experienced no mortgage loan defaults during 2012 or 2011.

At December 31, 2012, the Company held various real estate investments for the production of income totaling $614,578, net of accumulated depreciation of $497,101. At December 31, 2011, the Company’s real estate investments totaled $670,317, net of accumulated depreciation of $467,485.

During the third quarter of 2011, the Company began purchasing investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. At December 31, 2012, the amortized cost and estimated fair value of state-guaranteed receivables, by contractual maturity, are summarized as follows:

	State-Guaranteed Receivables
	Amortized Cost	Fair Value
Due in one year or less	$575,361	$583,835
Due after one year through five years	2,514,595	2,744,150
Due after five years through ten years	2,727,678	3,449,385
Due after ten years	2,294,035	3,408,856
Total	$8,111,669	$10,186,226

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

The outstanding balance of state-guaranteed receivables, by state, as of December 31, 2012 and 2011 is summarized as follows:

	December 31
	2012	2011
New York	$3,973,862	$4,247,490
Massachusetts	2,709,704	1,611,607
Georgia	659,540	-
Pennsylvania	270,657	106,417
California	202,563	209,073
Texas	198,260	185,021
Ohio	97,083	109,304
Total	$8,111,669	$6,468,912

During the third quarter of 2011, the Company purchased a $3,000,000 position in a Morgan Stanley market-indexed note. The note pays 1% interest annually and matures in six years. At maturity, the Company participates at 110% of any increase in the Dow Jones Industrial Average since the purchase date, but is guaranteed against market-related downside risk. Accordingly, a portion of the investment is classified as a derivative and bifurcated for reporting purposes. The derivative portion, having a cost basis of $645,000 calculated at 21.5% of the total value of the purchase price of the note, is reported as an investment in derivative on the balance sheet. The remaining non-derivative portion of the note is reported within fixed maturities on the balance sheet. This derivative is marked-to-market through the income statement, with the change in value reported as a component of investment income on the income statement. As of December 31, 2012 and 2011, the derivative investment was valued at $642,600 and $752,700, respectively. We recognized a decrease in investment income of $110,100 during 2012 relative to the mark-to-market adjustment on this investment compared to an increase in investment income of $107,700 during 2011 relative to the mark-to-market adjustment.

Major categories of net investment income are summarized as follows:

	2012	2011
Fixed maturities	$19,456,710	$16,890,435
Equity securities	58,972	141,660
Mortgage loans on real estate	1,317,826	1,317,523
Policy loans	489,824	489,876
State-guaranteed receivables	487,070	92,652
Gain (loss) on investment in derivative	(110,100)	107,700
Other	116,380	169,925
Gross investment income	$21,816,682	$19,209,771
Investment expenses	1,090,415	1,003,515
Net investment income	$20,726,267	$18,206,256

NOTE 3 - Fair Values of Financial Instruments

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

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

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

The Company’s Level 3 investments include financial instruments whose value cannot be obtained through a pricing service and must be determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category currently includes one private equity investment and four fixed maturities where independent pricing inputs were not able to be obtained for a significant portion of the underlying assets.  For the fixed maturities within this level, the Company utilizes the assistance of its third-party investment advisor to estimate the fair value based on non-binding broker quotes and internal models using unobservable assumptions about market participants.  For the private equity investment, the Company establishes fair value based on the most recent trading activity as well as a review of the underlying financial statements of the entity.  The Company’s Level 3 segment also includes the investment in derivative related to the bifurcated equity-indexed portion of a market-indexed note. The value of the derivative portion of this investment was derived from an option pricing model that utilizes the current Dow Jones Industrial Average compared to the strike price in the note, along with various other market assumptions including those regarding volatility and dividend yields.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

The following table presents the Company’s fair value hierarchy for those financial instruments measured and reported at fair value on a recurring basis as of December 31, 2012 and 2011.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$51,898,872	$-	$51,898,872
States and political subdivisions	-	53,846,484	-	53,846,484
Corporate	-	227,443,614	3,834,470	231,278,084
Foreign	-	54,736,870	-	54,736,870
Asset-backed securities	-	4,748,934	-	4,748,934
Mortgage-backed securities:
Commercial MBS	-	6,837,027	-	6,837,027
Residential MBS	-	34,977,142	-	34,977,142
Total fixed maturities	$-	$434,488,943	$3,834,470	$438,323,413

Equity securities:
U.S. agencies	$681,300	$-	$-	$681,300
Mutual funds	321,337	-	-	321,337
Corporate common stock	-	-	384,000	384,000
Total equity securities	$1,002,637	$-	$384,000	$1,386,637

Investment in derivative	$-	$-	$642,600	$642,600

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$56,343,008	$-	$56,343,008
States and political subdivisions	-	53,171,999	-	53,171,999
Corporate	-	221,435,053	2,133,079	223,568,132
Foreign	-	29,016,260	-	29,016,260
Asset-backed securities	-	5,479,195	-	5,479,195
Mortgage-backed securities:
Commercial MBS	-	8,307,466	-	8,307,466
Residential MBS	-	45,754,608	-	45,754,608
Total fixed maturities	$-	$419,507,589	$2,133,079	$421,640,668

Equity securities:
U.S. agencies	$552,800	$-	$-	$552,800
Mutual funds	370,536	-	-	370,536
Corporate common stock	100,804	-	352,000	452,804
Total equity securities	$1,024,140	$-	$352,000	$1,376,140

Investment in derivative	$-	$-	$752,700	$752,700

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the years ended December 31, 2012 and 2011.

	Year Ended December 31, 2012
	Corporate	Asset- Backed Securities	Corporate Common Stock	Investment in Derivative	Total
Beginning balance	$2,133,079	$-	$352,000	$752,700	$3,237,779
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Purchases	1,748,750	-	-	-	1,748,750
Sales	(102,137)	-	-	-	(102,137)
Total gains or losses:
Included in earnings	-	-	-	(110,100)	(110,100)
Included in other comprehensive income	54,778	-	32,000	-	86,778
Ending balance	$3,834,470	$-	$384,000	$642,600	$4,861,070

	Year Ended December 31, 2011
	Corporate	Asset- Backed Securities	Corporate Common Stock	Investment in Derivative	Total
Beginning balance	$-	$387,863	$344,000	$-	$731,863
Transfers into Level 3	1,701,785	-	-	-	1,701,785
Transfers out of Level 3	-	(387,863)	-	-	(387,863)
Purchases	400,000	-	-	645,000	1,045,000
Sales	(74,051)	-	-	-	(74,051)
Total gains or losses:
Included in earnings	-	-	-	107,700	107,700
Included in other comprehensive income	105,345	-	8,000	-	113,345
Ending balance	$2,133,079	$-	$352,000	$752,700	$3,237,779

The Company experienced no transfers between Level 1 and Level 2 during the years ended December 31, 2012 or 2011. The Company experienced no transfers between Level 2 and Level 3 during the year ended December 31, 2012. The Company had one asset-backed security that transferred from Level 3 to Level 2 during the year ended December 31, 2011. The Company had two corporate fixed maturities that transferred from Level 2 to Level 3 during the year ended December 31, 2011. Transfers in and/or (out) of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

The unrealized gains (losses) on Level 3 investments, other than the investment in derivative, are recorded as a component of accumulated other comprehensive income (loss), net of tax, in accordance with required accounting for our available-for-sale portfolio. The unrealized gains (losses) on the investment in derivative are reported in earnings as a component of investment income.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Financial Instruments Disclosed, but not Carried, at Fair Value

The following disclosure presents the carrying values and estimated fair values of the Company’s financial instruments disclosed, but not carried, at fair value as of December 31, 2012 and 2011, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis.  The fair values for insurance contracts other than investment-type contracts are not required to be disclosed.  The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.  However, considerable judgment was required to interpret market data to develop these estimates.  Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange.  The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$16,604,183	$17,365,363	$-	$17,365,363	$-
Residential	16,107	18,068	-	18,068	-
Policy loans	6,781,751	6,781,751	-	-	6,781,751
State-guaranteed receivables	8,111,669	10,186,226	-	10,186,226	-
Other invested assets	3,420,189	3,420,189	-	-	3,420,189
Cash and cash equivalents	6,009,905	6,009,905	6,009,905	-	-
Accrued investment income	5,163,783	5,163,783	-	-	5,163,783
Cash value of company-owned life insurance	10,844,489	10,844,489	-	-	10,844,489

Liabilities:
Policyholder deposits (Investment-type contracts)	54,602,229	58,704,154	-	-	58,704,154
Policy claims	1,894,727	1,894,727	-	-	1,894,727
Obligations under capital leases	568,214	568,214	-	-	568,214
Notes payable	3,478,613	3,485,503	-	-	3,485,503

	December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$19,311,670	$20,050,148	$-	$20,050,148	$-
Residential	20,800	23,593	-	23,593	-
Policy loans	7,050,892	7,050,892	-	-	7,050,892
State-guaranteed receivables	6,468,912	7,924,353	-	7,924,353	-
Other invested assets	1,736,766	1,736,766	-	-	1,736,766
Cash and cash equivalents	6,534,616	6,534,616	6,534,616	-	-
Accrued investment income	4,978,676	4,978,676	-	-	4,978,676

Cash value of company-owned life insurance	9,899,557	9,899,557	-	-	9,899,557

Liabilities:

Policyholder deposits (Investment-type contracts)	54,545,769	57,795,323	-	-	57,795,323
Policy claims	2,098,959	2,098,959	-	-	2,098,959
Obligations under capital leases	496,958	496,958	-	-	496,958
Notes payable	1,781,337	1,782,661	-	-	1,782,661

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments in the accompanying Consolidated Financial Statements and Notes thereto:

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

Notes payable:  The fair values for notes payable on commercial loans with fixed interest rates are estimated using discounted cash flow analyses, assuming current interest rate assumptions for similar borrowings based on information gathered from market loan brokers.  The fair value for notes payable with floating interest rates approximate the unpaid principal balances on such notes.

Policy loans, other invested assets, accrued investment income, policy claims and obligations under capital leases:  The carrying values of these instruments approximate their fair values and are disclosed in Level 3 of the hierarchy.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 4 - Federal Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	2012	2011
Deferred tax liabilities:
Policy acquisition costs	$3,117,299	$3,303,307
Net unrealized gain on available-for-sale securities	14,821,597	10,805,092
Due premiums	1,164,289	1,288,335
Other	904,492	865,299
Total deferred tax liabilities	$20,007,677	$16,262,033

Deferred tax assets:
Benefit reserves	$3,167,947	$2,507,315
Other policyholder funds	348,010	362,143
AMT credit carryforwards	543,033	494,094
Accrued pension liability	2,451,916	3,245,993
Other-than-temporary impairments	-	36,153
Other	307,293	290,398
Total deferred tax assets	$6,818,199	$6,936,096
Net deferred tax liabilities	$13,189,478	$9,325,937

The Company periodically reviews its gross deferred tax assets for recoverability.  At December 31, 2012 and 2011, the Company is able to demonstrate that the benefit of its gross deferred tax assets is fully recoverable.

The reconciliation of income tax attributable to operations computed at the federal statutory tax rate to income tax expense is as follows:

	2012		2011

Statutory federal income tax rate	34.0%		34.0%
Small life insurance company deduction	(28.2)		(50.8)
Dividends-received deduction	(0.9)		(4.5)
Defined contribution plan dividend	(1.3)		(4.3)
Book vs tax basis bond difference	0.7		(13.0)
Nondeductible COLI expense	(4.6)		(15.6)
Rate differential on realized loss	-		16.6
Nondeductible travel & meals expense	0.8		3.1
Implied interest on structured note	2.0		2.9
NOL utilized in carryback return	-		15.0
Other	(2.7)		2.3

Effective income tax rate	(0.2	) %	(14.3	) %

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2009 through 2012 U.S. federal tax years remain subject to income tax examination by tax authorities.  We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company will be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  However, should such a circumstance arise, it is our policy to classify any interest and penalties (if applicable) as income tax expense in the Consolidated Financial Statements.

The Company made income tax payments of $863,191 and $338,410 relative to the 2012 and 2011 tax years, respectively.

NOTE 5 - Notes Payable

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

The borrowed funds were utilized to fund a credit agreement to Puritan Financial Companies, Inc. for $2,000,000, with interest at a rate of 1.75% above the prime rate. The maturity date on this loan is April 1, 2016. This note requires quarterly payments of interest only beginning on January 5, 2013. The unpaid principal balance together with all accrued interest shall be due and payable with a balloon payment upon maturity. Under this credit agreement, Puritan Financial Companies, Inc. and its wholly-owned subsidiary Puritan Financial Group have committed to an increased level of new business production on behalf of the Company. Additionally, Puritan Financial Companies, Inc. has issued warrants for 2,000,000 shares of common stock to the Company in exchange for this funding. This note is further collateralized by all the stock and other assets of Puritan Financial Companies, Inc. and each of its affiliated companies. Puritan Financial Companies, Inc. has another credit facility with a senior lender and the Company has a subordinate interest to the senior lender in all of the collateral which is security for this loan. This $2,000,000 note receivable is included within other invested assets on the balance sheet.

Effective September 29, 2011, the Company renewed its line of credit for At Need Funding, maturing on September 29, 2013. The line of credit was reduced from $2,000,000 to $1,000,000 under the renewal. This line of credit is used for the purpose of funding at-need funerals secured by the assignment of verified, incontestable life insurance policies. Effective September 27, 2011, the Company renewed its $150,000 operating line of credit, maturing on September 27, 2013. These lines of credit require interest to be paid monthly at the prime rate, with a floor of 3.25%.

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

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Information relative to the Company’s notes payable at December 31, 2012 and 2011 is as follows:

2012	Outstanding Principal	Current Interest Rate	Maturity Date	Interest Expense	Interest Paid
Mortgage note	$988,393	5.05%	3/1/2015	$59,363	$61,066
At Need Funding line of credit	490,220	3.25%	9/29/2013	8,298	8,320
Bank note	2,000,000	3.00%	11/5/2017	9,333	-

2011	Outstanding Principal	Current Interest Rate	Maturity Date	Interest Expense	Interest Paid
Mortgage note	$1,392,966	5.05%	3/1/2015	$79,330	$80,949
At Need Funding line of credit	388,371	3.25%	9/29/2013	7,647	7,645

NOTE 6 - Employee Benefit Plans

The Company sponsors a noncontributory defined benefit pension plan which covers substantially all employees. Benefits are based on years of service and the highest consecutive 60 months average earnings within the last 120 months of credited service. Benefits are funded based on actuarially-determined amounts. On May 10, 2012, the Board of Directors of the Company authorized an amendment to the IHCC Employee Retirement Plan (the “Pension Plan”) which provides that all future benefit accruals and compensation increases under the Pension Plan shall automatically cease for all individuals who are participants under the Pension Plan as of June 30, 2012. The amendment also allows such participants to continue to earn vesting credit towards their Pension Plan benefit on and after June 30, 2012. The curtailment of the Pension Plan resulted in a reduction in our accrued pension liability of $1,760,623, net of deferred taxes of $598,612.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

The following table provides additional details for the Company on a consolidated basis as of December 31.

	2012	2011
Change in projected benefit obligation:
Benefit obligation at beginning of year	$24,098,408	$18,811,475
Service cost	293,544	498,989
Interest cost	1,010,630	1,123,196
Actuarial (gain) loss	1,184,013	4,209,766
Benefits paid	(953,328)	(545,018)
Curtailment	(1,760,623)	-
Benefit obligation at end of year	$23,872,644	$24,098,408

Change in plan assets:
Fair value of plan assets at beginning of year	$14,551,370	$13,204,844
Actual return on plan assets	1,571,883	451,544
Employer contributions	1,491,200	1,440,000
Benefits paid	(953,328)	(545,018)
Fair value of plan assets at end of year	$16,661,125	$14,551,370

Funded status	$(7,211,519)	$(9,547,038)
Unrecognized net actuarial loss	-	-
Accrued pension liability	$(7,211,519)	$(9,547,038)

Components of net periodic benefit cost:
Service cost	$293,544	$498,989
Interest cost	1,010,630	1,123,196
Expected return on plan assets	(1,272,898)	(1,098,269)
Recognized actuarial net loss	913,378	705,713
Net periodic benefit cost	$944,654	$1,229,629

Accumulated benefit obligation	$23,872,644	$22,090,615

The portion of the accrued pension liability included in accumulated other comprehensive loss at December 31, 2012 is $8,406,635, which has been recorded net of related tax of $2,858,256. The portion of the accrued pension liability included in accumulated other comprehensive income at December 31, 2011 is $10,195,608, which has been recorded net of related tax of $3,466,507. These amounts are solely the result of unamortized actuarial net losses not yet amortized into income.

Amounts recognized in other comprehensive income (loss) for the year ended December 31 are as follows:

	2012	2011
Actuarial net loss	$(885,028)	$(4,856,491)
Amortization of actuarial net loss	913,378	705,713
Curtailment	1,760,623	-
	1,788,973	(4,150,778)
Deferred federal income tax	(608,251)	1,411,265
Total recognized in other comprehensive income	$1,180,722	$(2,739,513)

The estimated net loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2013 is $776,000.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Weighted-average actuarial assumptions used at December 31, 2012 and 2011 to determine benefit obligations and net periodic benefit cost are as follows:

	December 31
	2012	2011
Discount rate	4.00%	4.50%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increases	3.00%	3.00%

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

The Company employs a conservative investment strategy whereby the majority of invested assets are held in appropriate investments for defined benefit pension plans, including a small portion of plan assets held in common stock of the Company. The Company uses an independent third party to administer its retirement plan. Plan assets are held in a trust account and include a diversified assortment of pooled separate accounts as well as Company common stock. The fair value of plan assets as of December 31, 2012 and 2011 are as follows:

	December 31
	2012	2011

Pooled separate accounts	$16,113,355	$14,055,370
Company common stock - 31,000 shares	547,770	496,000

Pooled separate accounts held by the Pension Plan at December 31, 2012 and 2011 are considered Level 2 assets and are valued at the net asset value (“NAV”) of units held by the Pension Plan at year end. The NAV is determined by dividing the net assets, at fair value, of the fund by the number of units outstanding on the day of valuation.  Pooled separate accounts are comprised, primarily, of shares of registered investment companies held through subaccounts of a separate account of an insurance company. The NAV as adjusted (for mutual fund dividends, mutual fund splits and administrative maintenance charges and other items) and reported by the insurance company approximates fair value of the investments. The investments are redeemable at the adjusted NAV under agreements with the insurance company.  However, it is possible that the redemptions rights may be restricted or eliminated in the future. Due to the nature of the investments, changes in the market conditions, liquidity requirements, and the economic environment may significantly affect the NAV of the registered investment companies and, consequently, the fair value of the Pension Plan's investments.

Shares of Company common stock held by the plan at December 31, 2012 and 2011 are considered Level 2 assets and are valued based on observable inputs, such as quoted prices in markets with limited activity. Dividends of $7,130 and $5,580 were paid to the plan in 2012 and 2011, respectively, on the Company common stock. The plan made no purchases or sales of Company common stock during 2012 or 2011.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

A summary of the allocation of plan assets by investment type as of December 31, 2012 and 2011 is as follows:

	December 31
	2012	2011
Equity pooled separate accounts	48%	44%
Debt pooled separate accounts	49%	53%
Company common stock	3%	3%

The Company expects to contribute approximately $1,440,000 to its pension plan in 2013.

The following estimated future benefit payments are expected to be paid:

Pension Benefits

2013	$845,000
2014	2,365,000
2015	1,317,000
2016	2,078,000
2017	1,312,000
2018-2022	7,557,000

The Company also sponsors a 401(k) defined contribution plan known as the IHCC Retirement Savings Plan and Trust (the “Old 401(k) Plan”). On June 21, 2012, the Board of Directors of the Company authorized an amendment to the Old 401(k) Plan, under which, effective June 30, 2012, participants in the Old 401(k) Plan shall not be eligible to elect to defer and contribute compensation earned to the Old 401(k) Plan; the Company will not make any matching contributions to the Old 401(k) Plan; and the Old 401(k) Plan will not accept rollover contributions.

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

The funds previously invested in mutual funds in the Old 401(k) Plan were rolled into the Retirement Plan in conjunction with the plan amendments, leaving only Company stock in the Old 401(k) Plan.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Information relative to the assets within both the Old 401(k) Plan and the Retirement Plan as of December 31, 2012 and 2011, along with matching contributions expensed and dividends paid on Company stock for the years then ended, are as follows:

	December 31
	2012	2011

Old 401(k) Plan
Company common stock:
Shares held	345,145	343,370
Fair value	$6,098,714	$5,493,923
Mutual funds - fair value	-	586,379

Retirement Plan
Mutual funds - fair value	$844,941	$-

	For the Year Ended December 31
	2012	2011

Old 401(k) Plan
Employer matching contributions	$133,970	$279,348
Dividends on Company stock	79,621	60,514

Retirement Plan
Employer matching contributions	$88,654	$-

In addition, the Company sponsors a deferred compensation plan for selected executive officers. Information relative to the assets within the deferred compensation plan as of December 31, 2012 and 2011, along with matching contributions expensed and dividends paid on Company stock for the years then ended, are as follows:

	December 31
	2012	2011

Company common stock:
Shares held	20,881	19,585
Fair value	$368,976	$313,360
Mutual funds - fair value	13,939	-
Cash and cash equivalents	5,012	7,736

	For the Year Ended December 31
	2012	2011

Employer matching contributions	$18,212	$17,750
Dividends on Company stock	4,659	3,309

NOTE 7 - Stockholders' Equity and Dividend Restrictions

Statutory restrictions limit the amount of dividends which may be paid by Investors Heritage Life.  Generally, dividends during any year may not be paid, without prior regulatory approval, in excess of the lesser of (a) 10 percent of statutory surplus as of the preceding December 31, or (b) statutory net gain from operations for the preceding year.  For 2013, the maximum dividend that Investors Heritage Life can pay to Investors Heritage Capital without regulatory approval is $1,676,705.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 8 - Statutory Accounting Practices

Investors Heritage Life's statutory-basis capital and surplus was $20,579,141 and $19,538,234 at December 31, 2012 and 2011, respectively.  Statutory-basis net income was $1,905,812 and $1,690,216 for 2012 and 2011, respectively.

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

NOTE 9 - Segment Data

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

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

	2012	2011
	(000's omitted)
Revenue:
Preneed and burial products	$48,863	$139,261
Traditional and universal life products	19,336	16,854
Administrative and financial services	1,491	1,536
Corporate and other	740	793
	$70,430	$158,444

Pre-tax income (loss) from operations:
Preneed and burial products	$993	$(741)
Traditional and universal life products	921	857
Administrative and financial services	366	329
Corporate and other	(185)	38
	$2,095	$483

Assets:
Preneed and burial products	$378,142	$378,882
Traditional and universal life products	91,142	79,704
Administrative and financial services	10,757	10,771
Corporate and other	95,965	82,488
	$576,006	$551,845

Amortization and depreciation expense:
Preneed and burial products	$5,427	$5,023
Traditional and universal life products	3,223	2,045
Administrative and financial services	213	100
Corporate and other	313	199
	$9,176	$7,367

NOTE 10 - Reinsurance

The Company ceded 100% of the risks associated with its credit life and accident insurance written during 2012 and 2011 through coinsurance agreements with various companies. The Company administers the ceded credit life and accident insurance for an agreed-upon fee. During 2012 and 2011, the Company received $299,843 and $280,406, respectively, of fee income associated with these reinsurance arrangements, which is recognized in the administrative and financial services segment in the preceding table in Note 9. Ceded benefit and claim reserves associated with these reinsurance arrangements at December 31, 2012 and 2011 were $9,737,123 and $9,707,159, respectively. Additionally, unearned premium reserves were reduced by $9,107,458 and $9,563,857 at December 31, 2012 and 2011, respectively, for credit-related reinsurance transactions. The Company utilizes yearly renewable term reinsurance to cede life insurance coverage in excess of its retention limit, which is set at $25,000.

Investors Heritage Life cedes 85% of life and annuity policy obligations assumed from Franklin American Life Insurance Company to Scottish Annuity and Life Insurance Company (Cayman) Ltd. Benefit reserves ceded to Scottish and included in the amounts recoverable from reinsurers approximated $22,627,000 and $23,783,000 at December 31, 2012 and 2011, respectively. An escrow account has been established by Scottish to secure Investors Heritage Life's ceded benefit obligations.

Investors Heritage Life cedes 50% of policy obligations written through its relationship with Puritan Financial Group to Puritan Life Insurance Company (“Puritan”), an affiliate of Puritan Financial Group. Benefit reserves ceded to Puritan and included in the amounts recoverable from reinsurers approximated $11,141,000 and $3,741,000 at December 31, 2012 and 2011, respectively. Puritan maintains a trust account in Kentucky to secure Investors Heritage Life's ceded benefit obligations.  At December 31, 2011, the Company held $3,630,175 as a payable to Puritan until such time that the trust account was established. This liability was included within other liabilities on the balance sheet at December 31, 2011.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Reinsurance ceded and assumed amounts included in the consolidated statements of income are as follows:

	2012	2011

Premiums ceded	$19,997,026	$15,855,869
Premiums assumed	3,834,907	5,869,332
Commission and expense allowances	4,596,452	4,138,849
Benefit recoveries	7,288,897	6,495,183

During 2012, the Company terminated its participation in the Federal Employees’ Group Life Insurance (“FEGLI”) and Servicemen’s Group Life Insurance (“SGLI”) programs. The termination of our participation in FEGLI was effective September 30, 2012 while the termination of our participation in SGLI was effective July 1, 2012. These terminations did not have a significant impact on the results of our operations. However, the terminations did reduce certain items within the balance sheet, including the policy claims liability and due premiums for reinsurance assumed compared to the prior year.

The Company remains contingently liable on all ceded insurance should any reinsurer be unable to meet their obligations.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 11 – Other Comprehensive Income

The following tables present the pretax components of the Company’s other comprehensive income, and the related income tax expense (benefit) for each component, for the years ended December 31, 2012 and 2011.

	Year Ended December 31, 2012
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$12,580,096	$4,219,487	$8,360,609
Reclassification adjustment for gains included in income	(484,813)	(92,394)	(392,419)
Adjustment for effect of deferred acquisition costs	(325,260)	(110,588)	(214,672)
Net unrealized gains on investments	11,770,023	4,016,505	7,753,518
Actuarial net loss on pension plan	(885,028)	(300,910)	(584,118)
Amortization of actuarial net loss in net periodic pension cost	913,378	310,549	602,829
Curtailment of defined benefit pension plan	1,760,623	598,612	1,162,011
Net change in defined benefit pension plan	1,788,973	608,251	1,180,722

Total other comprehensive income	$13,558,996	$4,624,756	$8,934,240

	Year Ended December 31, 2011
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$14,172,171	$4,570,687	$9,601,484
Reclassification adjustment for (gains) losses included in income	(559,001)	31,448	(590,449)
Adjustment for effect of deferred acquisition costs	(224,440)	(76,310)	(148,130)
Net unrealized gains on investments	13,388,730	4,525,825	8,862,905
Actuarial net loss on pension plan	(4,856,491)	(1,651,207)	(3,205,284)
Amortization of actuarial net loss in net periodic pension cost	705,713	239,942	465,771
Net change in defined benefit pension plan	(4,150,778)	(1,411,265)	(2,739,513)

Total other comprehensive income	$9,237,952	$3,114,560	$6,123,392

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

The change in the components of the Company’s accumulated other comprehensive income for the years ended December 31, 2012 and 2011 are as follows:

	Unrealized Gains on Available-For-Sale Securities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
For the year ended December 31, 2012:
Beginning balance	$20,334,585	$(6,729,101)	$13,605,484
Other comprehensive income	7,753,518	1,180,722	8,934,240
Ending balance	$28,088,103	$(5,548,379)	$22,539,724

For the year ended December 31, 2011:
Beginning balance	$11,471,680	$(3,989,588)	$7,482,092
Other comprehensive income	8,862,905	(2,739,513)	6,123,392
Ending balance	$20,334,585	$(6,729,101)	$13,605,484

NOTE 12 - Contingent Liabilities

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

NOTE 13 - Acquisitions

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

CORPORATE
INFORMATION

BOARD OF DIRECTORS

HARRY LEE WATERFIELD II	Chairman of the Board President Chief Executive Officer	Executive Committee Finance Committee Nominating Committee Frankfort, Kentucky

GEORGE R. BURGESS, JR.	Frankfort, Kentucky	HOWARD L. GRAHAM	Retired Vice President, Corporate Services Finance Committee Nominating Committee Frankfort, Kentucky

HAROLD G. DORAN, JR.	Audit Committee Executive Committee Finance Committee Murray, Kentucky	ROBERT M. HARDY, JR.	Vice President, General Counsel Executive Committee Finance Committee Frankfort, Kentucky

GORDON C. DUKE	Audit Committee Finance Committee Frankfort, Kentucky	DAVID W. REED	Audit Committee Nominating Committee Gilbertsville, Kentucky

MICHAEL F. DUDGEON, JR.	Frankfort, Kentucky	HELEN S. WAGNER	Executive Committee Nominating Committee Owensboro, Kentucky

CORPORATE OFFICERS

RAYMOND L. CARR	Vice President, Chief Financial Officer Frankfort, Kentucky	JANE S. JACKSON	Corporate Secretary Frankfort, Kentucky

JIMMY R. McIVER	Treasurer Frankfort, Kentucky

MOUNTJOY CHILTON MEDLEY LLP	Independent Registered Public Accounting Firm Louisville, Kentucky

ANNUAL MEETING	The 2013 annual meeting of shareholders of Investors Heritage Capital Corporation is scheduled for 11:00 a.m. on May 9, 2013 at the Company auditorium, Second and Shelby Streets, Frankfort, Kentucky.

FORM 10-K	A copy of the Form 10-K Annual Report to the Securities and Exchange Commission for the Company can be obtained at www.investorsheritage.com or upon request to the Secretary.

TRANSFER AGENT	Investors Heritage Life Insurance Company Stock Transfer Department P.O. Box 717 Frankfort, KY 40602-0717 Phone: 800.422.2011 502.209.1009