Form 10-Q
period 2013-03-31
Investors Heritage Capital Corp
filed 2013-05-15
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company )	Smaller reporting company ☒

                                                                                                 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Securities registered pursuant to Section 12(g) of the Act:

Common Capital Stock par value $1.00 per share
(Title of Class)

Number of outstanding shares as of May 15, 2013 - 1,141,886.380

PART I -- FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

ASSETS	March 31, 2013	December 31, 2012
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $393,497,839 and $394,370,377)	$434,519,084	$438,323,413
Equity securities (cost: $1,117,051 and $1,117,051)	1,409,371	1,386,637
Mortgage loans on real estate	16,772,960	16,620,290
Policy loans	6,717,861	6,781,751
State-guaranteed receivables	8,089,663	8,111,669
Investment in derivative	764,100	642,600
Other invested assets	3,397,775	3,420,189
Total investments	471,670,814	475,286,549
Cash and cash equivalents	5,911,057	6,009,905
Accrued investment income	4,662,041	5,163,783
Due premiums	3,511,291	3,422,629
Deferred acquisition costs	17,203,453	16,654,246
Value of business acquired	470,179	513,667
Leased property under capital leases	496,824	577,839
Property and equipment	1,845,637	1,900,068
Cash value of company-owned life insurance	10,925,306	10,844,489
Other assets	2,074,696	1,835,666
Amounts recoverable from reinsurers	56,205,378	53,797,125
Total assets	$574,976,676	$576,005,966

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$467,072,138	$464,449,101
Unearned premium reserves	8,967,324	9,111,514
Policy claims	1,979,126	1,894,727
Liability for deposit-type contracts	3,210,818	3,147,458
Reserves for dividends and endowments and other	448,732	446,016
Total policy liabilities	481,678,138	479,048,816
Deferred federal income tax liability	12,388,845	13,189,478
Obligations under capital leases	489,983	568,214
Notes payable	3,321,210	3,478,613
Accrued pension liability	6,720,553	7,211,519
Other liabilities	3,876,768	4,276,542
Total liabilities	508,475,497	507,773,182

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,141,886 and 1,141,886)	1,141,886	1,141,886
Paid-in surplus	8,908,243	8,908,243
Accumulated other comprehensive income	20,821,840	22,539,724
Retained earnings	35,629,210	35,642,931
Total stockholders' equity	66,501,179	68,232,784
Total liabilities and stockholders' equity	$574,976,676	$576,005,966

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended March 31,
	2013	2012
REVENUE
Premiums and other considerations	$17,895,056	$17,048,212
Premiums ceded	(4,007,293)	(4,745,197)
Net premiums earned	13,887,763	12,303,015

Investment income, net of expenses	5,261,291	5,234,519
Net realized gains on investments:
Total other-than-temporary impairment losses	-	-
Portion of loss recognized in other comprehensive income	-	-
Other net realized investment gains	87,967	111,653
Net realized gains on investments	87,967	111,653
Consideration on reinsurance assumed	-	11,345
Other income	380,971	471,833
Total revenue	19,617,992	18,132,365

BENEFITS AND EXPENSES
Death and other benefits	11,130,541	12,083,337
Guaranteed annual endowments	109,484	113,181
Dividends to policyholders	100,818	107,797
Increase in benefit reserves and unearned premiums	3,546,804	1,580,397
Acquisition costs deferred	(2,178,721)	(2,011,481)
Amortization of deferred acquisition costs	1,742,877	1,886,230
Commissions	1,742,473	1,076,611
Other general and administrative expenses	3,001,863	3,254,172
Total benefits and expenses	19,196,139	18,090,244

INCOME BEFORE FEDERAL INCOME TAXES	421,853	42,121

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	42,541	104,618
Deferred	84,015	(91,982)
Total federal income taxes	126,556	12,636

NET INCOME	$295,297	$29,485

BASIC AND DILUTED NET INCOME PER SHARE	$0.26	$0.03

DIVIDENDS PER SHARE	$0.25	$0.23

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended March 31,
	2013	2012

NET INCOME	$295,297	$29,485

OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) arising during period	(2,821,090)	1,962,791
Reclassification adjustment for gains included in income	(87,967)	(111,653)
Adjustment for effects of deferred acquisition costs	113,363	(43,115)
Net unrealized gains (losses) on investments	(2,795,694)	1,808,023
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	193,162	259,419

Other comprehensive income (loss) before income taxes	(2,602,532)	2,067,442

Income tax expense (benefit)	(884,648)	694,417

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(1,717,884)	1,373,025

COMPREHENSIVE INCOME (LOSS)	$(1,422,587)	$1,402,510

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock	Paid-in Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

BALANCE, JANUARY 1, 2012	$1,152,737	$8,832,222	$13,605,484	$34,073,278	$57,663,721

Net income	-	-	-	29,485	29,485
Other comprehensive income, net	-	-	1,373,025	-	1,373,025
Cash dividends	-	-	-	(286,792)	(286,792)
BALANCE, MARCH 31, 2012	$1,152,737	$8,832,222	$14,978,509	$33,815,971	$58,779,439

BALANCE, JANUARY 1, 2013	$1,141,886	$8,908,243	$22,539,724	$35,642,931	$68,232,784

Net income	-	-	-	295,297	295,297
Other comprehensive loss, net	-	-	(1,717,884)	-	(1,717,884)
Cash dividends	-	-	-	(309,018)	(309,018)
BALANCE, MARCH 31, 2013	$1,141,886	$8,908,243	$20,821,840	$35,629,210	$66,501,179

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013	2012

NET CASH PROVIDED BY OPERATING ACTIVITIES	$625,594	$258,556
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(11,317,500)	(14,424,628)
Sales of available-for-sale securities	-	5,714,990
Maturities of available-for-sale securities	12,097,726	8,585,326
Acquisitions of mortgage loans on real estate	(500,000)	(550,000)
Payments of mortgage loans on real estate	348,110	1,744,707
Purchases of state-guaranteed receivables	-	(158,005)
Payments of state-guaranteed receivables	168,260	124,760
Acquisitions of short-term investments	-	(17,094)
Net reductions of other investments	86,304	364,195
Net additions to property and equipment	(18,886)	(245,165)
NET CASH PROVIDED BY INVESTING ACTIVITIES	864,014	1,139,086
FINANCING ACTIVITIES
Receipts from universal life policies credited to policyholder account balances	1,386,889	1,511,376
Return of policyholder account balances on universal life policies	(2,817,942)	(2,589,805)
Payments on notes payable	(1,036,847)	(1,175,975)
Proceeds from notes payable	879,444	815,704
NET CASH USED IN FINANCING ACTIVITIES	(1,588,456)	(1,438,700)
DECREASE IN CASH AND CASH EQUIVALENTS	(98,848)	(41,058)
Cash and cash equivalents at beginning of period	6,009,905	6,534,616
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,911,057	$6,493,558

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

NOTE 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2012, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management has evaluated all events subsequent to March 31, 2013 through the date that these financial statements have been issued.

NOTE 3 – New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued guidance regarding the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Significant amounts reclassified out of accumulated other comprehensive income that are required under U.S. generally accepted accounting principles to be reclassified to net income in their entirety in the same reporting period must be presented either on the face of the statement, where net income is presented, or in the footnotes. For amounts that are not required under U.S. generally accepted accounting principles to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures that are required by U.S. generally accepted accounting principles that provide additional detail about those amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012.  The Company adopted this new guidance as of January 1, 2013 with no material impact to the consolidated financial statements.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time.

NOTE 4 – Investments
Investments in available-for-sale securities are summarized as follows:

		Gross	Gross
March 31, 2013	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$46,246,383	$3,501,708	$-	$49,748,091
States and political subdivisions	45,159,122	7,535,329	-	52,694,451
Corporate	212,173,436	22,549,790	103,385	234,619,841
Foreign	50,014,303	4,327,603	96,568	54,245,338
Asset-backed securities	4,212,632	242,116	-	4,454,748
Mortgage-backed securities (MBS):
Commercial MBS	6,177,477	341,531	-	6,519,008
Residential MBS	29,514,486	2,723,121	-	32,237,607
Total fixed maturity securities	393,497,839	41,221,198	199,953	434,519,084
Equity securities:
U.S. agencies	681,300	-	-	681,300
Mutual funds	318,283	25,788	-	344,071
Corporate common stock	117,468	266,532	-	384,000
Total equity securities	1,117,051	292,320	-	1,409,371
Total	$394,614,890	$41,513,518	$199,953	$435,928,455

		Gross	Gross
December 31, 2012	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$47,634,952	$4,263,920	$-	$51,898,872
States and political subdivisions	46,323,487	7,522,997	-	53,846,484
Corporate	207,553,209	23,818,640	93,765	231,278,084
Foreign	50,000,420	4,748,130	11,680	54,736,870
Asset-backed securities	4,460,090	289,373	529	4,748,934
Mortgage-backed securities (MBS):
Commercial MBS	6,429,641	407,386	-	6,837,027
Residential MBS	31,968,578	3,008,564	-	34,977,142
Total fixed maturity securities	394,370,377	44,059,010	105,974	438,323,413
Equity securities:
U.S. agencies	681,300	-	-	681,300
Mutual funds	318,283	3,054	-	321,337
Corporate common stock	117,468	266,532	-	384,000
Total equity securities	1,117,051	269,586	-	1,386,637
Total	$395,487,428	$44,328,596	$105,974	$439,710,050

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	March 31, 2013			December 31, 2012
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Fixed Maturities:
Less than 12 months:
Corporate	$4,795,207	$99,665	4	$4,648,363	$88,805	5
Foreign	7,925,935	96,568	4	988,320	11,680	1
Greater than 12 months:
Corporate	244,280	3,720	1	243,040	4,960	1
Asset-backed securities	-	-	-	59,097	529	1
Total fixed maturities	12,965,422	199,953	9	5,938,820	105,974	8

Equities:
Total equities	-	-	-	-	-	-

Total	$12,965,422	$199,953	9	$5,938,820	$105,974	8

As of March 31, 2013, all of the above fixed maturity securities individually had a fair value to cost ratio equal to or greater than 95% and the equity securities had a fair value to cost ratio equal to or exceeding 100%.  As of December 31, 2012, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 96% and the equity securities noted above had a fair value to cost ratio equal to or exceeding 100%.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer.  The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value.  For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains (losses) in the consolidated statements of income.  Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost.  Based on our review, the Company experienced no other-than-temporary impairments during the quarters ended March 31, 2013 or 2012.

Management believes that the Company will fully recover its cost basis in the securities held at March 31, 2013, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	March 31, 2013	December 31, 2012

Net unrealized appreciation on available-for sale securities	$41,313,565	$44,222,622
Adjustment to deferred acquisition costs	(1,199,559)	(1,312,922)
Deferred income taxes	(13,871,274)	(14,821,597)
Net unrealized appreciation on available-for sale securities	$26,242,732	$28,088,103

The amortized cost and fair value of fixed maturity securities at March 31, 2013, by contractual maturity, are presented below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$23,193,531	$23,570,722
Due after one year through five years	67,738,318	75,050,227
Due after five years through ten years	183,039,547	202,575,875
Due after ten years	83,834,480	94,565,645
Due at multiple maturity dates	35,691,963	38,756,615
Total	$393,497,839	$434,519,084

Proceeds for the quarters ended March 31, 2013 and 2012 from sales and maturities of investments in available-for-sale securities, as well as gross gains and gross losses realized, are presented below.

	Quarter Ended March 31,
	2013	2012
Proceeds from sales and maturities	$12,097,726	$14,300,316
Gross realized gains	102,664	117,023
Gross realized losses	(14,697)	(5,370)

Presented below is investment information, including the accumulated quarter and year-to-date change in net unrealized investment gains or losses.  Additionally, the table shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities for the quarters ended March 31, 2013 and 2012.

	Quarter Ended March 31,
	2013	2012
Change in unrealized investment gains (losses):
Available-for-sale:
Fixed maturities	$(2,931,791)	$1,844,838
Equity securities	22,734	6,300
Realized investment gains:
Available-for-sale:
Fixed maturities	$87,967	$111,653
Equity securities	-	-

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations.  At March 31, 2013 and December 31, 2012, these required deposits had a total fair value of $26,329,797 and $26,169,953, respectively.

The Company owns certain investments in state-guaranteed receivables.  These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price.  Payments on these investments are made by state run lotteries and guaranteed by the states.  The state-guaranteed receivables are carried at their amortized cost basis on the balance sheet.  At March 31, 2013, the amortized cost and estimated fair value of state-guaranteed receivables, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due in one year or less	$697,489	$710,359
Due after one year through five years	2,427,147	2,648,899
Due after five years through ten years	2,770,756	3,442,345
Due after ten years	2,194,271	3,137,953
Total	$8,089,663	$9,939,556

The amortized cost of state-guaranteed receivables, by state, is summarized as follows:

	March 31, 2013	December 31, 2012
New York	$3,944,992	$3,973,862
Massachusetts	1,870,620	1,838,166
Georgia	1,511,847	1,531,078
Pennsylvania	275,434	270,657
California	185,920	202,563
Texas	201,807	198,260
Ohio	99,043	97,083
Total	$8,089,663	$8,111,669

The Company owns a $3,000,000 position in a Morgan Stanley market-indexed note.  The note pays 1% interest annually and matures in six years.  At maturity, the Company participates at 110% of any increase in the Dow Jones Industrial Average since the purchase date, but is guaranteed against market-related downside risk.  Accordingly, a portion of the investment is classified as a derivative and bifurcated for reporting purposes.  The derivative portion, having a cost basis of $645,000 calculated at 21.5% of the total value of the purchase price of the note, is reported as an investment in derivative on the balance sheet.  The remaining non-derivative portion of the note is reported within fixed maturities on the balance sheet.  This derivative is marked-to-market through the income statement, with the change in value reported as a component of investment income on the income statement.

Major categories of net investment income are summarized as follows:

	Quarter Ended March 31,
	2013	2012
Fixed maturities	$4,807,522	$4,865,797
Equity securities	13,895	12,887
Mortgage loans on real estate	278,064	356,077
Policy loans	118,112	123,334
State-guaranteed receivables	146,254	114,107
Gain (loss) on investment in derivative	121,500	(15,900)
Other	58,454	39,278
Gross investment income	5,543,801	5,495,580
Investment expenses	282,510	261,061
Net investment income	$5,261,291	$5,234,519

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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

The Company’s Level 3 investments include financial instruments whose value cannot be obtained through a pricing service and must be determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category currently includes one private equity investment and one fixed maturity security where independent pricing inputs were not able to be obtained for a significant portion of the underlying assets.  For the fixed maturities within this level, the Company utilizes the assistance of its third-party investment advisor to estimate the fair value based on non-binding broker quotes and internal models using unobservable assumptions about market participants.  For the private equity investment, the Company establishes fair value based on the most recent trading activity as well as a review of the underlying financial statements of the entity.  The Company’s Level 3 segment also includes the investment in derivative related to the bifurcated equity-indexed portion of a market-indexed note. The value of the derivative portion of this investment was derived from an option pricing model that utilizes the current Dow Jones Industrial Average compared to the strike price in the note, along with various other market assumptions including those regarding volatility and dividend yields.

The following table presents the Company’s fair value hierarchy for those financial instruments measured and reported at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$49,748,091	$-	$49,748,091
States and political subdivisions	-	52,694,451	-	52,694,451
Corporate	-	232,586,091	2,033,750	234,619,841
Foreign	-	54,245,338	-	54,245,338
Asset-backed securities	-	4,454,748	-	4,454,748
Mortgage-backed securities:
Commercial MBS	-	6,519,008	-	6,519,008
Residential MBS	-	32,237,607	-	32,237,607
Total fixed maturities	$-	$432,485,334	$2,033,750	$434,519,084

Equity securities:
U.S. agencies	$681,300	$-	$-	$681,300
Mutual funds	344,071	-	-	344,071
Corporate common stock	-	-	384,000	384,000
Total equity securities	$1,025,371	$-	$384,000	$1,409,371

Investment in derivative	$-	$-	$764,100	$764,100

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$51,898,872	$-	$51,898,872
States and political subdivisions	-	53,846,484	-	53,846,484
Corporate	-	227,443,614	3,834,470	231,278,084
Foreign	-	54,736,870	-	54,736,870
Asset-backed securities	-	4,748,934	-	4,748,934
Mortgage-backed securities:
Commercial MBS	-	6,837,027	-	6,837,027
Residential MBS	-	34,977,142	-	34,977,142
Total fixed maturities	$-	$434,488,943	$3,834,470	$438,323,413

Equity securities:
U.S. agencies	$681,300	$-	$-	$681,300
Mutual funds	321,337	-	-	321,337
Corporate common stock	-	-	384,000	384,000
Total equity securities	$1,002,637	$-	$384,000	$1,386,637

Investment in derivative	$-	$-	$642,600	$642,600

The following table provides a summary of changes in fair value of our Level 3 financial instruments reported at fair value for the quarters ended March 31, 2013 and 2012.

	Quarter Ended March 31, 2013
	Corporate	Corporate Common Stock	Investment in Derivative	Total
Beginning balance	$3,834,470	$384,000	$642,600	$4,861,070
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	(3,834,470)	-	-	(3,834,470)
Purchases	2,000,000	-	-	2,000,000
Sales	-	-	-	-
Total gains or losses:
Included in earnings	-	-	121,500	121,500
Included in other comprehensive income	33,750	-	-	33,750
Ending balance	$2,033,750	$384,000	$764,100	$3,181,850

	Quarter Ended March 31, 2012
	Corporate	Corporate Common Stock	Investment in Derivative	Total
Beginning balance	$2,133,079	$352,000	$752,700	$3,237,779
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Purchases	-	-	-	-
Sales	(49,415)	-	-	(49,415)
Total gains or losses:
Included in earnings	-	-	(15,900)	(15,900)
Included in other comprehensive income	8,244	-	-	8,244
Ending balance	$2,091,908	$352,000	$736,800	$3,180,708

The Company experienced no transfers between Level 1 and Level 2 during the quarters ended March 31, 2013 or 2012.  The Company had four corporate fixed maturities that transferred from Level 3 to Level 2 during the quarter ended March 31, 2013.  The Company experienced no transfers between Level 2 and Level 3 during the quarter ended March 31, 2012.  Transfers in and/or (out) of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

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

Financial Instruments Disclosed, but not Carried, at Fair Value

The following disclosure presents the carrying values and estimated fair values of the Company’s financial instruments disclosed, but not carried, at fair value as of March 31, 2013 and December 31, 2012, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis.  The fair values for insurance contracts other than investment-type contracts are not required to be disclosed.  The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.  However, considerable judgment was required to interpret market data to develop these estimates.  Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange.  The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	March 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$16,758,098	$17,440,692	$-	$17,440,692	$-
Residential	14,862	16,593	-	16,593	-
Policy loans	6,717,861	6,717,861	-	-	6,717,861
State-guaranteed receivables	8,089,663	9,939,556	-	9,939,556	-
Other invested assets	3,397,775	3,397,775	-	-	3,397,775
Cash and cash equivalents	5,911,057	5,911,057	5,911,057	-	-
Accrued investment income	4,662,041	4,662,041	-	-	4,662,041
Cash value of company-owned life insurance	10,925,306	10,925,306	-	-	10,925,306

Liabilities:
Policyholder deposits
(Investment-type contracts)	53,892,165	58,354,579	-	-	58,354,579
Policy claims	1,979,126	1,979,126	-	-	1,979,126
Obligations under capital leases	489,983	489,983	-	-	489,983
Notes payable	3,321,210	3,326,660	-	-	3,326,660

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$16,604,183	$17,365,363	$-	$17,365,363	$-
Residential	16,107	18,068	-	18,068	-
Policy loans	6,781,751	6,781,751	-	-	6,781,751
State-guaranteed receivables	8,111,669	10,186,226	-	10,186,226	-
Other invested assets	3,420,189	3,420,189	-	-	3,420,189
Cash and cash equivalents	6,009,905	6,009,905	6,009,905	-	-
Accrued investment income	5,163,783	5,163,783	-	-	5,163,783
Cash value of company-owned life insurance	10,844,489	10,844,489	-	-	10,844,489

Liabilities:
Policyholder deposits
(Investment-type contracts)	54,602,229	58,704,154	-	-	58,704,154
Policy claims	1,894,727	1,894,727	-	-	1,894,727
Obligations under capital leases	568,214	568,214	-	-	568,214
Notes payable	3,478,613	3,485,503	-	-	3,485,503

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

NOTE 6 - Earnings per Share
Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended March 31, 2013 and 2012 were 1,141,886 and 1,152,737, respectively.

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

	Quarter Ended March 31,
	2013	2012

Revenue:
Preneed and burial products	$12,354,365	$12,634,902
Traditional and universal life products	6,598,299	4,899,313
Administrative and financial services	327,564	409,740
Corporate and other	337,764	188,410
Total revenue	$19,617,992	$18,132,365

Pre-tax income (loss) from operations:
Preneed and burial products	$(64,975)	$(116,897)
Traditional and universal life products	295,344	110,096
Administrative and financial services	73,559	88,675
Corporate and other	117,925	(39,753)
Total pre-tax income	$421,853	$42,121

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

NOTE 9 – Other Comprehensive Income
The following tables present the pretax components of the Company’s other comprehensive income (loss), and the related income tax expense (benefit) for each component, for the quarters ended March 31, 2013 and 2012.

	Quarter Ended March 31, 2013
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during period	$(2,821,090)	$(959,042)	$(1,862,048)
Reclassification adjustment for gains included in income	(87,967)	(29,824)	(58,143)
Adjustment for effect of deferred acquisition costs	113,363	38,543	74,820
Net unrealized losses on investments	(2,795,694)	(950,323)	(1,845,371)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	193,162	65,675	127,487

Total other comprehensive loss	$(2,602,532)	$(884,648)	$(1,717,884)

	Quarter Ended March 31, 2012
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$1,962,791	$658,799	$1,303,992
Reclassification adjustment for gains included in income	(111,653)	(37,925)	(73,728)
Adjustment for effect of deferred acquisition costs	(43,115)	(14,659)	(28,456)
Net unrealized gains on investments	1,808,023	606,215	1,201,808
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	259,419	88,202	171,217

Total other comprehensive income	$2,067,442	$694,417	$1,373,025

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The change in the components of the Company’s accumulated other comprehensive income, net of tax, for the quarters ended March 31, 2013 and 2012 are as follows:

	Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
For the quarter ended March 31, 2013:
Beginning balance	$28,088,103	$(5,548,379)	$22,539,724
Other comprehensive income before reclassifications	(1,787,228)	-	(1,787,228)
Amounts reclassified from accumulated other comprehensive income	(58,143)	127,487	69,344
Net current period other comprehensive income (loss)	(1,845,371)	127,487	(1,717,884)
Ending balance	$26,242,732	$(5,420,892)	$20,821,840

For the quarter ended March 31, 2012:
Beginning balance	$20,334,585	$(6,729,101)	$13,605,484
Other comprehensive income	1,201,808	171,217	1,373,025
Ending balance	$21,536,393	$(6,557,884)	$14,978,509

The following table presents the pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of income for the three months ended March 31, 2013.

Reclassification Adjustments	Quarter Ended March 31, 2013
Unrealized gains on available-for-sale securities:
Realized gains on sale of securities (a)	$87,967
Income tax expense (c)	(29,824)
Net of tax	58,143

Defined benefit pension plans:
Amortization of actuarial net loss (b)	(193,162)
Income tax benefit (c)	65,675
Net of tax	(127,487)

Total reclassifications for the period	$(69,344)

(a) These items appear within net realized gains on investments in the consolidated income statements.
(b) These items are included in the computation of net periodic benefit cost (see Note 10).
(c) These items appear within federal income taxes in the consolidated income statements.

NOTE 10 – Employee Benefit Plans
We sponsor a noncontributory defined benefit pension plan.  Benefits under this plan were curtailed for covered employees effective as of June 30, 2012, and no further benefits are being earned under this plan.  The following table provides the components of our net periodic benefit cost:

	Quarter Ended March 31,
	2013	2012

Service cost	$-	$161,458
Interest cost	167,180	267,822
Expected return on plan assets	(298,146)	(312,765)
Recognized actuarial net loss	193,162	259,419
Net periodic benefit cost	$62,196	$375,934

We previously disclosed in our financial statements for the year ended December 31, 2012 that we expected to contribute $1,440,000 to our defined benefit pension plan during 2013.  Based on a current analysis of our funding requirements, we anticipate reducing our contribution for 2013 to $960,000.  As of March 31, 2013, the Company had contributed $360,000 to the plan.

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

In our preneed and burial product segment, we currently market the Legacy Gold and Heritage Final Expense II products.  The Legacy Gold life insurance and annuity product series is sold in the preneed market in conjunction with prearranged funerals.  The Legacy Gold series includes both single premium and multi-pay policies, and both underwritten and guaranteed issue options are available.  The Heritage Final Expense II product is sold in the final expense market.  This product is a non-participating whole life insurance product with simplified underwriting.

We also market the Heritage Advantage final expense product through a third party national master general agent distribution system.  The master general agent has an established record and extensive experience in this market.  The product is being issued using simplified tele-underwriting techniques through an experienced third party underwriting firm.

Within our traditional and universal products segment, we currently market two products geared toward wealth preservation in the senior market – the Heritage Solution, a single premium life policy, and the Heritage Provider, a ten pay whole life and single premium immediate annuity combination. These products are currently being sold exclusively through our partnership with Puritan Financial Group and are being underwritten and issued using a third party underwriter with significant experience in that market. Prior to January 1, 2013, this business was being reinsured under a 50% coinsurance arrangement with a life insurance company affiliated with Puritan Financial Group.  Effective January 1, 2013, this coinsurance agreement was amended to reinsure 25% of new business with that life insurance company. Additionally, these products were re-priced effective January 1, 2013 to account for lower required valuation rates and the current economic environment.

Beginning January 1, 2013, Investors Heritage Life began assuming 75% of the risks on policies sold by Puritan Life Insurance Company of America. The products being assumed are identical to the Heritage Solution and Heritage Provider products currently being written by Investors Heritage Life.  However, this reinsurance arrangement will allow us to participate in the profitability of these products in certain states where we are not currently marketing.

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

Investments in Fixed Maturities, Equity Securities, Mortgage Loans and State-Guaranteed Receivables
We hold fixed maturities and equity interests in a variety of companies.  Additionally, we originate, underwrite and manage mortgage loans.  We also own certain investments in state-guaranteed receivables consisting of the future cash flow rights from lottery prize winners. We continuously evaluate all of our investments based on current economic conditions, credit loss experience and other developments.  We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in fair value is other-than-temporary in nature.  This determination involves a degree of uncertainty.  If a decline in the fair value of a security is determined to be temporary, the decline is recognized in other comprehensive income (loss) within stockholders’ equity. If a decline in a security’s fair value is considered to be other-than-temporary, we then determine the proper treatment for the other-than-temporary impairment.  For fixed maturities, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security.  For equity securities, the amount of any other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security.

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

The majority of our fixed maturities are Level 2 instruments, for which the fair value is derived from readily available pricing services utilizing recent trades and broker information. Certain liquid equity securities are considered Level 1 instruments and are valued based on publicly available market quotes in an active market. We hold approximately $3,182,000 in Level 3 financial instruments, comprising 0.7% of our total investments carried at fair value. Fair value for these instruments is derived from unobservable inputs such as non-binding broker quotes and internal models using unobservable assumptions about market participants.

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

During 2012, the Company restructured its employee benefit plans.  Effective June 30, 2012, the Company ceased all future benefit accruals and compensation increases under the IHCC Employee Retirement Plan, although participants can continue to earn vesting credit towards their plan benefit subsequent to June 30, 2012. This plan curtailment resulted in a reduction in our accrued pension liability of $1,760,623, net of deferred taxes of $598,612.  We continually monitor the performance of plan assets and growth in liabilities and funding necessities, utilizing independent and experienced consultants to assist in plan management.

The Company also amended the IHCC Retirement Savings Plan and Trust (the “Old 401(k) Plan”), under which, effective June 30, 2012, participants in the Old 401(k) Plan are no longer eligible to elect to defer and contribute compensation earned to the Old 401(k) Plan; the Company will not make any matching contributions to the Old 401(k) Plan; and the Old 401(k) Plan will not accept rollover contributions.

The Company adopted a new traditional 401(k) retirement plan, the IHCC 401(k) Retirement Plan (the “Retirement Plan”). Employees are eligible to participate in the Retirement Plan on the first day of employment. Under the Retirement Plan, the Company matches employee contributions dollar for dollar up to 4% of employee compensation deferrals. Employees who have met certain employment criteria may also be eligible to receive an additional allocation after the end of each plan year. The Retirement Plan became effective July 1, 2012.

We expect these changes in our employee benefit plans to mitigate future uncertainty with respect to defined benefit pension plans while also maintaining a competitive benefit package for our employees.

We previously disclosed in our financial statements for the year ended December 31, 2012 that we expected to contribute $1,440,000 to our defined benefit pension plan during 2013.  Based on a current analysis of our funding requirements, we anticipate reducing our contribution for 2013 to $960,000.  As of March 31, 2013, the Company had contributed $360,000 to the plan.

New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued guidance regarding the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Significant amounts reclassified out of accumulated other comprehensive income that are required under U.S. generally accepted accounting principles to be reclassified to net income in their entirety in the same reporting period must be presented either on the face of the statement, where net income is presented, or in the footnotes. For amounts that are not required under U.S. generally accepted accounting principles to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures that are required by U.S. generally accepted accounting principles that provide additional detail about those amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012.  The Company adopted this new guidance as of January 1, 2013 with no material impact to the consolidated financial statements.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time.

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments
Investors Heritage Life maintains a sound, conservative investment strategy. At March 31, 2013, 92.1% of invested assets consisted of fixed income securities compared to 92.2% at December 31, 2012. At March 31, 2013 and December 31, 2012, Investors Heritage Life’s fixed income investments were 96.0% and 95.8% investment grade, respectively, as rated by Standard & Poor’s.

We have reviewed our investment portfolio and do not believe that there are any securities that are other-than-temporarily impaired at March 31, 2013.  None of Investors Heritage Life’s fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio.  We recorded no other-than-temporary impairment charges in the consolidated statements of income during the quarters ended March 31, 2013 or 2012.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments.  As of March 31, 2013, we have only one CMO, with a fair value of approximately $61,000, which has any level of direct subprime exposure.  Based on our analysis, we believe this investment is of high quality and expect no losses as a result of the current subprime concerns.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending, with approximately 99.9% of these investments in commercial properties. All mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers.  Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required.  We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis.  At March 31, 2013, 3.6% of invested assets consisted of mortgage loans compared to 3.5% at December 31, 2012. As of March 31, 2013, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 180 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

We own certain investments in state-guaranteed receivables.  These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price.  Payments on these investments are made by state run lotteries and guaranteed by the states.  As these payment streams are secured by the states themselves, a key function of our due diligence is the assessment of the states’ ability to meet these obligations.  Additionally, each state generally withholds income tax from each payment for which we must file for reimbursement of such tax annually.  We carry the state-guaranteed receivables at their amortized cost basis on the balance sheet.  As of March 31, 2013, we held approximately $8,090,000 in state-guaranteed receivables, with the largest concentrations in the states of New York, Massachusetts and Georgia totaling approximately $3,945,000, $1,871,000 and $1,512,000, respectively.  At March 31, 2013 and December 31, 2012, 1.7% of invested assets consisted of state-guaranteed receivables.

We also own a $3,000,000 position in a Morgan Stanley market-indexed note.  The note pays 1% interest annually and matures in six years.  In exchange for the reduced interest rate, the investment provides a protected level of equity market exposure.  At the maturity date, we participate at 110% of any increase in the Dow Jones Industrial Average as compared to the purchase date, but our principal is guaranteed against market-related downside risk.  We remain subject to counterparty credit risk associated with the issuer, Morgan Stanley, just as we would with any other fixed maturity or equity security within our portfolio.  The equity-linked portion of the investment is classified as a derivative and bifurcated for reporting purposes.  The derivative portion is reported as an investment in derivative on the balance sheet.  This derivative is required to be marked-to-market through the income statement, with the change in value reported as a component of investment income on the income statement.  As of March 31, 2013 and December 31, 2012, the derivative investment was valued at $764,100 and $642,600, respectively.  We recognized an increase in investment income of $121,500 during the quarter ended March 31, 2013 relative to the mark-to-market adjustment on this investment compared to a decrease in investment income of $15,900 relative to the mark-to-market adjustment on this investment during the quarter ended March 31, 2012.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement.  Management has assessed our position and as of March 31, 2013, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview
Premiums earned (net of reinsurance) were $13,887,763 for the first quarter of 2013 (an increase of 12.9% compared to the first quarter of 2012).  This increase is predominantly due to increased sales of our current product offerings, including our final expense products and the Puritan product offering, in addition to premiums assumed from Puritan Life Insurance Company of America beginning January 1, 2013.

Net investment income was $5,261,291 for the first quarter of 2013 (an increase of 0.5% compared to the first quarter of 2012).  This increase is primarily driven by the increase in the mark-to-market adjustment relative to our investment in derivative, which flows through investment income.

Net realized gains were $87,967 and $111,653 for the quarters ended March 31, 2013 and 2012, respectively.  The activity during each of these periods was in the normal course of business, and we experienced no other-than-temporary impairments during the quarters ended March 31, 2013 or 2012.

Other income was $380,971 for the first quarter of 2013 (a decrease of 19.3% compared to the first quarter of 2012).  The decrease for the quarter is due to the termination of certain smaller TPA relationships subsequent to the first quarter of 2012. In addition, two TPA clients exercised a buyout of their contract during the first quarter of 2012 that resulted in increased fees for that prior year period. We have been given notice of termination relative to two TPA clients effective June 15, 2013.

Total benefits and expenses were $19,196,139 for the first quarter of 2013 (an increase of 6.1% compared to the first quarter of 2012).  This increase is primarily driven by increasing reserves, including reserves relative to business assumed from Puritan Life Insurance Company of America, and increased commissions associated with our higher sales volume.

After providing for federal income taxes, our net income was $295,297 with net income per share of $0.26 for the first quarter of 2013 as compared to net income of $29,485 and net income per share of $0.03 for the first quarter of 2012.

We declared a dividend of $0.25 per share on February 14, 2013 to shareholders of record on March 15, 2013. This dividend was paid on April 7, 2013.

Business Segments
FASB guidance requires a "management approach" in the presentation of business segments based on how management internally evaluates the operating performance of business units.  The discussion of segment operating results that follows is being provided based on segment data prepared using this methodology.

Preneed & Burial Products
Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $12,354,365 for the first quarter of 2013 (a decrease of 2.2% compared to the first quarter of 2012).  This decrease is predominantly due to a decrease in preneed premiums and a decrease in net investment income within this segment.

Pre-tax loss from operations was $64,975 and $116,897 for the quarters ended March 31, 2013 and 2012, respectively.  This reduction in the current period pre-tax loss was driven primarily by reduced general expenses within this segment.

Traditional & Universal Life Products
Traditional and Universal Life Products include traditional life and group life insurance products, certain annuities and universal life products.  Revenues for this segment were $6,598,299 for the first quarter of 2013 (an increase of 34.7% compared to the first quarter of 2012).  This increase is primarily due to the premiums assumed from Puritan Life Insurance Company of America under the reinsurance agreement effective January 1, 2013.  Additionally, our Puritan product offering continues to contribute to our sales growth.  Pre-tax income from operations was $295,344 and $110,096 for the quarters ended March 31, 2013 and 2012, respectively.  The increase in pre-tax income for the quarter is primarily attributable to the increase in sales and a reduction in general expenses.

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

Revenues for this segment were $327,564 for the first quarter of 2013 (a decrease of 20.1% compared to the first quarter of 2012).  Pre-tax income from operations was $73,559 and $88,675 for the quarters ended March 31, 2013 and 2012, respectively.  The revenue and pre-tax income decreases are primarily related to the amount and timing of service fees generated from our third party administration relationships compared to the prior period.

Corporate & Other
Corporate and Other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $337,764 and $188,410 for the quarters ended March 31, 2013 and 2012, respectively.  Pre-tax income (loss) from operations was $117,925 and ($39,753) for the quarters ended March 31, 2013 and 2012, respectively.  These increases are primarily due to the increase in the mark-to-market adjustment relative to our investment in derivative.  This adjustment increased $137,400 in comparison to the first quarter of 2012.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, less than 1% of our consolidated revenues were generated by those subsidiaries.  During the first three months of 2013, Investors Heritage Capital received no dividends from Investors Heritage Financial or Investors Heritage Printing and no distributions from At Need Funding.  However, during April 2013, Investors Heritage Capital received dividends of $200,000 from Investors Heritage Financial, dividends of $75,000 from Investors Heritage Printing, and $60,000 in distributions from At Need Funding.  The potential exists for further dividend payments and distributions over the remainder of 2013 as any needs arise.

Federal Income Taxes
The provision (benefit) for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Our effective tax rate was 30.0% for the quarters ended March 31, 2013 and 2012, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of March 31, 2013.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 15, 2013, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

No share repurchases were made pursuant to a publicly announced plan or program. All share repurchases were shares tendered by original stockholders under our right of first refusal or by employees as part of our 401(k) plan.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

None

ITEM 5. Other Information

None

ITEM 6. Exhibits
3 (ii)	Amended and Restated By-laws of Investors Heritage Capital Corporation filed with Form 8-K dated May 10, 2013, reporting the event occurring May 9, 2013, which are incorporated herein by reference.

31.1 & 31.2	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: May 15, 2013	President

BY: /s/Larry Johnson
Larry Johnson
DATE: May 15, 2013	Vice President - Chief Financial Officer