Form 10-Q
period 2013-06-30
Investors Heritage Capital Corp
filed 2013-08-14
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Number of outstanding shares as of August 14, 2013 - 1,135,731.678

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

ASSETS	June 30, 2013	December 31, 2012
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $397,403,362 and $394,370,377)	$419,876,075	$438,323,413
Equity securities (cost: $5,251,642 and $1,117,051)	5,129,374	1,386,637
Mortgage loans on real estate	16,411,970	16,620,290
Policy loans	6,699,994	6,781,751
State-guaranteed receivables	8,100,524	8,111,669
Investment in derivative	885,600	642,600
Other invested assets	3,448,108	3,420,189
Total investments	460,551,645	475,286,549
Cash and cash equivalents	3,973,338	6,009,905
Accrued investment income	5,191,615	5,163,783
Due premiums	3,488,952	3,422,629
Deferred acquisition costs	18,176,406	16,654,246
Value of business acquired	446,399	513,667
Leased property under capital leases	446,367	577,839
Property and equipment	1,775,343	1,900,068
Cash value of company-owned life insurance	11,007,523	10,844,489
Other assets	2,944,361	1,835,666
Amounts recoverable from reinsurers	54,696,384	53,797,125
Total assets	$562,698,333	$576,005,966

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$472,649,833	$464,449,101
Unearned premium reserves	8,594,873	9,111,514
Policy claims	4,210,809	1,894,727
Liability for deposit-type contracts	3,249,519	3,147,458
Reserves for dividends and endowments and other	447,623	446,016
Total policy liabilities	489,152,657	479,048,816
Deferred federal income tax liability	6,240,447	13,189,478
Obligations under capital leases	440,770	568,214
Notes payable	3,431,139	3,478,613
Accrued pension liability	6,349,586	7,211,519
Other liabilities	3,747,811	4,276,542
Total liabilities	509,362,410	507,773,182

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,136,732 and 1,141,886)	1,136,732	1,141,886
Paid-in surplus	8,908,243	8,908,243
Accumulated other comprehensive income	8,812,116	22,539,724
Retained earnings	34,478,832	35,642,931
Total stockholders' equity	53,335,923	68,232,784
Total liabilities and stockholders' equity	$562,698,333	$576,005,966

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE
Premiums and other considerations	$19,008,321	$16,057,272	$36,903,377	$33,105,484
Premiums ceded	(3,573,782)	(4,208,230)	(7,581,075)	(8,953,427)
Net premiums earned	15,434,539	11,849,042	29,322,302	24,152,057

Investment income, net of expenses	5,269,708	5,114,368	10,530,999	10,348,887
Net realized gains (losses) on investments:
Total other-than-temporary impairment losses	-	-	-	-
Portion of loss recognized in other comprehensive income	-	-	-	-
Other net realized investment gains (losses)	(24,716)	86,606	63,251	198,259
Net realized gains (losses) on investments	(24,716)	86,606	63,251	198,259
Consideration on reinsurance assumed	-	(1,822)	-	9,523
Other income	365,806	362,069	746,777	833,902
Total revenue	21,045,337	17,410,263	40,663,329	35,542,628

BENEFITS AND EXPENSES
Death and other benefits	12,048,971	10,412,208	23,179,512	22,495,545
Guaranteed annual endowments	128,264	132,053	237,748	245,234
Dividends to policyholders	128,183	128,955	229,001	236,752
Increase in benefit reserves and unearned premiums	5,697,008	2,317,993	9,243,812	3,898,390
Acquisition costs deferred	(2,472,881)	(1,951,076)	(4,651,602)	(3,962,557)
Amortization of deferred acquisition costs	2,057,154	1,836,724	3,800,031	3,722,954
Commissions	1,925,656	1,116,783	3,668,129	2,193,394
Other general and administrative expenses	3,048,012	3,016,513	6,049,875	6,270,685
Total benefits and expenses	22,560,367	17,010,153	41,756,506	35,100,397

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES	(1,515,030)	400,110	(1,093,177)	442,231

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	(509,115)	193,297	(466,574)	297,915
Deferred	54,606	(73,264)	138,621	(165,246)
Total federal income taxes	(454,509)	120,033	(327,953)	132,669

NET INCOME (LOSS)	$(1,060,521)	$280,077	$(765,224)	$309,562

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.93)	$0.24	$(0.67)	$0.27

DIVIDENDS PER SHARE	$-	$-	$0.25	$0.23

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

NET INCOME (LOSS)	$(1,060,521)	$280,077	$(765,224)	$309,562

OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period	(18,973,830)	5,559,242	(21,794,920)	7,522,033
Reclassification adjustment for losses (gains) included in income	10,710	(86,606)	(77,257)	(198,259)
Adjustment for effects of deferred acquisition costs	557,230	(151,255)	670,593	(194,370)
Net unrealized gains (losses) on investments	(18,405,890)	5,321,381	(21,201,584)	7,129,404
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	193,162	259,419	386,324	518,838
Curtailment of defined benefit pension plan	-	2,519,152	-	2,519,152
Net change in defined benefit pension plan	193,162	2,778,571	386,324	3,037,990

Other comprehensive income (loss) before income taxes	(18,212,728)	8,099,952	(20,815,260)	10,167,394

Income tax expense (benefit)	(6,203,004)	2,763,425	(7,087,652)	3,457,842

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(12,009,724)	5,336,527	(13,727,608)	6,709,552

COMPREHENSIVE INCOME (LOSS)	$(13,070,245)	$5,616,604	$(14,492,832)	$7,019,114

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock	Paid-in Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

BALANCE, JANUARY 1, 2012	$1,152,737	$8,832,222	$13,605,484	$34,073,278	$57,663,721

Net income	-	-	-	309,562	309,562
Other comprehensive income, net	-	-	6,709,552	-	6,709,552
Cash dividends	-	-	-	(265,129)	(265,129)
Issuances of common stock, net	4,040	72,097	-	14,763	90,900
BALANCE, JUNE 30, 2012	$1,156,777	$8,904,319	$20,315,036	$34,132,474	$64,508,606

BALANCE, JANUARY 1, 2013	$1,141,886	$8,908,243	$22,539,724	$35,642,931	$68,232,784

Net loss	-	-	-	(765,224)	(765,224)
Other comprehensive loss, net	-	-	(13,727,608)	-	(13,727,608)
Cash dividends	-	-	-	(285,471)	(285,471)
Repurchases of common stock, net	(5,154)	-	-	(113,404)	(118,558)
BALANCE, JUNE 30, 2013	$1,136,732	$8,908,243	$8,812,116	$34,478,832	$53,335,923

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2013	2012

NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,623,348	$848,444

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(36,098,086)	(22,501,356)
Sales of available-for-sale securities	908,149	5,714,990
Maturities of available-for-sale securities	27,756,207	13,405,225
Acquisitions of mortgage loans on real estate	(505,800)	(1,605,000)
Payments of mortgage loans on real estate	715,685	3,001,518
Purchases of state-guaranteed receivables	-	(158,005)
Payments of state-guaranteed receivables	301,020	277,020
Acquisitions of short-term investments	-	(17,094)
Sales and maturities of short-term investments	-	17,094
Net change in payable for securities	-	1,222,109
Net reductions of other investments	39,832	477,009
Net additions to property and equipment	(66,817)	(493,993)

NET CASH USED IN INVESTING ACTIVITIES	(6,949,810)	(660,483)
FINANCING ACTIVITIES
Receipts from universal life policies credited to policy holder account balances	2,715,340	2,775,427
Return of policyholder account balances on universal life policies	(4,973,942)	(4,566,278)
Payments on notes payable	(2,088,646)	(2,152,807)
Proceeds from notes payable	2,041,172	1,753,882
Dividends paid	(285,471)	(265,129)
Issuances (repurchases) of common stock, net	(118,558)	90,900

NET CASH USED IN FINANCING ACTIVITIES	(2,710,105)	(2,364,005)
DECREASE IN CASH AND CASH EQUIVALENTS	(2,036,567)	(2,176,044)
Cash and cash equivalents at beginning of period	6,009,905	6,534,616
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,973,338	$4,358,572

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2012, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management has evaluated all events subsequent to June 30, 2013 through the date that these financial statements have been issued.

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

NOTE 4 – Investments

Investments in available-for-sale securities are summarized as follows:

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government obligations	$44,762,626	$1,819,980	$170,755	$46,411,851
States and political subdivisions	44,136,638	4,561,033	26,490	48,671,181
Corporate	218,305,810	14,632,120	1,972,296	230,965,634
Foreign	52,865,866	2,728,644	1,418,940	54,175,570
Asset-backed securities	4,084,560	185,903	-	4,270,463
Mortgage-backed securities (MBS):
Commercial MBS	5,601,126	235,998	29	5,837,095
Residential MBS	26,955,071	1,932,553	-	28,887,624
Corporate redeemable preferred stock	691,665	-	35,008	656,657
Total fixed maturity securities	397,403,362	26,096,231	3,623,518	419,876,075
Equity securities:
U.S. agencies	687,000	-	-	687,000
Mutual funds	318,283	14,928	-	333,211
Corporate common stock	4,091,091	277,068	406,356	3,961,803
Corporate nonredeemable preferred stock	155,268	-	7,908	147,360
Total equity securities	5,251,642	291,996	414,264	5,129,374
Total	$402,655,004	$26,388,227	$4,037,782	$425,005,449

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government obligations	$47,634,952	$4,263,920	$-	$51,898,872
States and political subdivisions	46,323,487	7,522,997	-	53,846,484
Corporate	207,553,209	23,818,640	93,765	231,278,084
Foreign	50,000,420	4,748,130	11,680	54,736,870
Asset-backed securities	4,460,090	289,373	529	4,748,934
Mortgage-backed securities (MBS):
Commercial MBS	6,429,641	407,386	-	6,837,027
Residential MBS	31,968,578	3,008,564	-	34,977,142
Total fixed maturity securities	394,370,377	44,059,010	105,974	438,323,413
Equity securities:
U.S. agencies	681,300	-	-	681,300
Mutual funds	318,283	3,054	-	321,337
Corporate common stock	117,468	266,532	-	384,000
Total equity securities	1,117,051	269,586	-	1,386,637
Total	$395,487,428	$44,328,596	$105,974	$439,710,050

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	June 30, 2013			December 31, 2012
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$7,640,078	$170,755	1	$-	$-	-
States and political subdivisions	973,510	26,490	1	-	-	-
Corporate	46,062,210	1,972,296	35	4,648,363	88,805	5
Foreign	27,273,662	1,418,940	16	988,320	11,680	1
Commerical MBS	43,035	29	1	-	-	-
Corporate redeemable preferred stock	656,657	35,008	12	-	-	-
Greater than 12 months:
Corporate	-	-	-	243,040	4,960	1
Asset-backed securities	-	-	-	59,097	529	1
Total fixed maturities	82,649,152	3,623,518	66	5,938,820	105,974	8

Equities:
Less than 12 months:
Corporate common stock	3,372,065	406,356	31	-	-	-
Corporate nonredeemable preferred stock	147,360	7,908	2	-	-	-
Total equities	3,519,425	414,264	33	-	-	-

Total	$86,168,577	$4,037,782	99	$5,938,820	$105,974	8

As of June 30, 2013, all of the above fixed maturity securities individually had a fair value to cost ratio equal to or greater than 83% and the equity securities had a fair value to cost ratio equal to or exceeding 67%. As of December 31, 2012, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 96% and the equity securities noted above had a fair value to cost ratio equal to or exceeding 100%.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer. The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value. For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains (losses) in the consolidated statements of income. Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost. Based on our review, the Company experienced no other-than-temporary impairments during the quarters or six months ended June 30, 2013 or 2012.

Management believes that the Company will fully recover its cost basis in the securities held at June 30, 2013, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	June 30, 2013	December 31, 2012
Net unrealized appreciation on available-for sale securities	$22,350,445	$44,222,622
Adjustment to deferred acquisition costs	(642,329)	(1,312,922)
Deferred income taxes	(7,602,595)	(14,821,597)
Net unrealized appreciation on available-for sale securities	$14,105,521	$28,088,103

The amortized cost and fair value of fixed maturity securities at June 30, 2013, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$14,110,704	$14,320,095
Due after one year through five years	78,878,291	85,896,877
Due after five years through ten years	182,871,810	190,795,379
Due after ten years	88,294,695	93,482,348
Due at multiple maturity dates	32,556,197	34,724,719
Corporate redeemable preferred stock	691,665	656,657
Total	$397,403,362	$419,876,075

Proceeds for the quarters and six months ended June 30, 2013 and 2012 from sales and maturities of investments in available-for-sale securities, as well as gross gains and gross losses realized, are presented below.

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds from sales and maturities	$16,566,630	$4,819,899	$28,664,356	$19,120,215
Gross realized gains	5,719	86,606	108,383	203,629
Gross realized losses	(16,429)	-	(31,126)	(5,370)

Presented below is investment information, including the accumulated quarter and year-to-date change in net unrealized investment gains or losses. Additionally, the table shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities for the quarters and six months ended June 30, 2013 and 2012.

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Change in unrealized investment gains (losses):
Available-for-sale:
Fixed maturities	$(18,548,532)	$5,425,453	$(21,480,323)	$7,270,291
Equity securities	(414,588)	47,184	(391,854)	53,484
Realized investment gains (losses) :
Available-for-sale:
Fixed maturities	$1,680	$86,606	$89,647	$198,259
Equity securities	(12,390)	-	(12,390)	-

In addition to the realized investment gains and losses above, the Company also experienced a realized loss of $14,006 during the quarter ended June 30, 2013 relative to the demolition of a building owned by the Company.

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At June 30, 2013 and December 31, 2012, these required deposits had a total fair value of $25,521,798 and $26,169,953, respectively.

The Company owns certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. The state-guaranteed receivables are carried at their amortized cost basis on the balance sheet. At June 30, 2013, the amortized cost and estimated fair value of state-guaranteed receivables, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due in one year or less	$701,042	$708,696
Due after one year through five years	2,471,437	2,649,076
Due after five years through ten years	2,771,836	3,304,332
Due after ten years	2,156,209	2,881,253
Total	$8,100,524	$9,543,357

The amortized cost of state-guaranteed receivables, by state, is summarized as follows:

	June 30, 2013	December 31, 2012
New York	$3,925,561	$3,973,862
Massachusetts	1,877,347	1,838,166
Georgia	1,542,166	1,531,078
Pennsylvania	280,212	270,657
California	189,144	202,563
Texas	205,353	198,260
Ohio	80,741	97,083
Total	$8,100,524	$8,111,669

At June 30, 2013, the Company owned a $3,000,000 position in a Morgan Stanley market-indexed note. The note pays 1% interest annually and matures in six years from the issue date. At maturity, the Company participates at 110% of any increase in the Dow Jones Industrial Average since the purchase date, but is guaranteed against market-related downside risk. Accordingly, a portion of the investment is classified as a derivative and bifurcated for reporting purposes. The derivative portion, having a cost basis of $645,000 calculated at 21.5% of the total value of the purchase price of the note, is reported as an investment in derivative on the balance sheet. The remaining non-derivative portion of the note is reported within fixed maturities on the balance sheet. This derivative is marked-to-market through the income statement, with the change in value reported as a component of investment income on the income statement. This investment was sold subsequent to June 30, 2013 for $3,945,000.

Major categories of net investment income are summarized as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fixed maturities	$4,798,389	$4,850,660	$9,605,911	$9,716,457
Equity securities	35,836	14,497	49,731	27,384
Mortgage loans on real estate	274,334	315,105	552,398	671,182
Policy loans	117,978	121,159	236,090	244,493
State-guaranteed receivables	143,622	113,889	289,876	227,996
Gain (loss) on investment in derivative	121,500	(57,000)	243,000	(72,900)
Other	60,559	17,118	119,013	56,396
Gross investment income	5,552,218	5,375,428	11,096,019	10,871,008
Investment expenses	282,510	261,060	565,020	522,121
Net investment income	$5,269,708	$5,114,368	$10,530,999	$10,348,887

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

The Company’s Level 3 investments include financial instruments whose value cannot be obtained through a pricing service and must be determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category currently includes one private equity investment and two fixed maturity securities where independent pricing inputs were not able to be obtained for a significant portion of the underlying assets. For the fixed maturities within this level, the Company utilizes the assistance of its third-party investment advisor to estimate the fair value based on non-binding broker quotes and internal models using unobservable assumptions about market participants. For the private equity investment, the Company establishes fair value based on the most recent trading activity as well as a review of the underlying financial statements of the entity. The Company’s Level 3 segment also includes the investment in derivative related to the bifurcated equity-indexed portion of a market-indexed note. The value of the derivative portion of this investment was derived from an option pricing model that utilizes the current Dow Jones Industrial Average compared to the strike price in the note, along with various other market assumptions including those regarding volatility and dividend yields.

The following table presents the Company’s fair value hierarchy for those financial instruments measured and reported at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$46,411,851	$-	$46,411,851
States and political subdivisions	-	48,671,181	-	48,671,181
Corporate	-	229,075,634	1,890,000	230,965,634
Foreign	-	52,180,570	1,995,000	54,175,570
Asset-backed securities	-	4,270,463	-	4,270,463
Mortgage-backed securities:
Commercial MBS	-	5,837,095	-	5,837,095
Residential MBS	-	28,887,624	-	28,887,624
Corporate redeemable preferred stock	656,657	-	-	656,657
Total fixed maturities	$656,657	$415,334,418	$3,885,000	$419,876,075

Equity securities:
U.S. agencies	$687,000	$-	$-	$687,000
Mutual funds	333,211	-	-	333,211
Corporate common stock	3,577,803	-	384,000	3,961,803
Corporate nonredeemable preferred stock	147,360	-	-	147,360
Total equity securities	$4,745,374	$-	$384,000	$5,129,374

Investment in derivative	$-	$-	$885,600	$885,600

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$51,898,872	$-	$51,898,872
States and political subdivisions	-	53,846,484	-	53,846,484
Corporate	-	227,443,614	3,834,470	231,278,084
Foreign	-	54,736,870	-	54,736,870
Asset-backed securities	-	4,748,934	-	4,748,934
Mortgage-backed securities:
Commercial MBS	-	6,837,027	-	6,837,027
Residential MBS	-	34,977,142	-	34,977,142
Total fixed maturities	$-	$434,488,943	$3,834,470	$438,323,413

Equity securities:
U.S. agencies	$681,300	$-	$-	$681,300
Mutual funds	321,337	-	-	321,337
Corporate common stock	-	-	384,000	384,000
Total equity securities	$1,002,637	$-	$384,000	$1,386,637

Investment in derivative	$-	$-	$642,600	$642,600

The following table provides a summary of changes in fair value of our Level 3 financial instruments reported at fair value for the quarters and six months ended June 30, 2013 and 2012.

	Quarter Ended June 30, 2013
	Corporate	Foreign	Corporate Common Stock	Investment in Derivative	Total
Beginning balance	$2,033,750	$-	$384,000	$764,100	$3,181,850
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Purchases	-	2,025,000	-	-	2,025,000
Sales	-	(335)	-	-	(335)
Total gains or losses:
Included in earnings	-	-	-	121,500	121,500
Included in other comprehensive loss	(143,750)	(29,665)	-	-	(173,415)
Ending balance	$1,890,000	$1,995,000	$384,000	$885,600	$5,154,600

	Quarter Ended June 30, 2012
	Corporate	Foreign	Corporate Common Stock	Investment in Derivative	Total
Beginning balance	$2,091,908	$-	$352,000	$736,800	$3,180,708
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Purchases	-	-	-	-	-
Sales	381	-	-	-	381
Total gains or losses:
Included in earnings	-	-	-	(57,000)	(57,000)
Included in other comprehensive income	(2,638)	-	-	-	(2,638)
Ending balance	$2,089,651	$-	$352,000	$679,800	$3,121,451

	Six Months Ended June 30, 2013
	Corporate	Foreign	Corporate Common Stock	Investment in Derivative	Total
Beginning balance	$3,834,470	$-	$384,000	$642,600	$4,861,070
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	(3,834,470)	-	-	-	(3,834,470)
Purchases	2,000,000	2,025,000	-	-	4,025,000
Sales	-	(335)	-	-	(335)
Total gains or losses:
Included in earnings	-	-	-	243,000	243,000
Included in other comprehensive loss	(110,000)	(29,665)	-	-	(139,665)
Ending balance	$1,890,000	$1,995,000	$384,000	$885,600	$5,154,600

	Six Months Ended June 30, 2012
	Corporate	Foreign	Corporate Common Stock	Investment in Derivative	Total
Beginning balance	$2,133,079	$-	$352,000	$752,700	$3,237,779
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Purchases	-	-	-	-	-
Sales	(49,034)	-	-	-	(49,034)
Total gains or losses:
Included in earnings	-	-	-	(72,900)	(72,900)
Included in other comprehensive income	5,606	-	-	-	5,606
Ending balance	$2,089,651	$-	$352,000	$679,800	$3,121,451

The Company experienced no transfers between Level 1 and Level 2 during the quarters or six months ended June 30, 2013 or 2012. The Company experienced no transfers between Level 2 and Level 3 during the quarter ended June 30, 2013. The Company had four corporate fixed maturities that transferred from Level 3 to Level 2 during the six months ended June 30, 2013. The Company experienced no transfers between Level 2 and Level 3 during the quarter or six months ended June 30, 2012. Transfers in and/or (out) of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

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

Financial Instruments Disclosed, but not Carried, at Fair Value

The following disclosure presents the carrying values and estimated fair values of the Company’s financial instruments disclosed, but not carried, at fair value as of June 30, 2013 and December 31, 2012, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis. The fair values for insurance contracts other than investment-type contracts are not required to be disclosed. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment was required to interpret market data to develop these estimates. Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	June 30, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$16,398,385	$17,009,042	$-	$17,009,042	$-
Residential	13,585	15,096	-	15,096	-
Policy loans	6,699,994	6,699,994	-	-	6,699,994
State-guaranteed receivables	8,100,524	9,543,357	-	9,543,357	-
Other invested assets	3,448,108	3,448,108	-	-	3,448,108
Cash and cash equivalents	3,973,338	3,973,338	3,973,338	-	-
Accrued investment income	5,191,615	5,191,615	-	-	5,191,615
Cash value of company-owned life insurance	11,007,523	11,007,523	-	-	11,007,523

Liabilities:
Policyholder deposits
(Investment-type contracts)	53,918,714	55,324,606	-	-	55,324,606
Policy claims	4,210,809	4,210,809	-	-	4,210,809
Obligations under capital leases	440,770	440,770	-	-	440,770
Notes payable	3,431,139	3,435,322	-	-	3,435,322

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$16,604,183	$17,365,363	$-	$17,365,363	$-
Residential	16,107	18,068	-	18,068	-
Policy loans	6,781,751	6,781,751	-	-	6,781,751
State-guaranteed receivables	8,111,669	10,186,226	-	10,186,226	-
Other invested assets	3,420,189	3,420,189	-	-	3,420,189
Cash and cash equivalents	6,009,905	6,009,905	6,009,905	-	-
Accrued investment income	5,163,783	5,163,783	-	-	5,163,783
Cash value of company-owned life insurance	10,844,489	10,844,489	-	-	10,844,489

Liabilities:
Policyholder deposits
(Investment-type contracts)	54,602,229	58,704,154	-	-	58,704,154
Policy claims	1,894,727	1,894,727	-	-	1,894,727
Obligations under capital leases	568,214	568,214	-	-	568,214
Notes payable	3,478,613	3,485,503	-	-	3,485,503

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

NOTE 6 - Earnings per Share

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended June 30, 2013 and 2012 were 1,140,116 and 1,155,756, respectively. The weighted average number of shares outstanding for the six months ended June 30, 2013 and 2012 were 1,140,996 and 1,154,224, respectively.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue:
Preneed and burial products	$12,906,857	$12,333,399	$25,261,222	$24,968,301
Traditional and universal life products	7,531,626	4,682,537	14,129,925	9,581,850
Administrative and financial services	315,948	323,473	643,512	733,213
Corporate and other	290,906	70,854	628,670	259,264
Total revenue	$21,045,337	$17,410,263	$40,663,329	$35,542,628

Pre-tax income (loss) from operations:
Preneed and burial products	$72,185	$285,311	$7,210	$168,414
Traditional and universal life products	(1,694,923)	220,824	(1,399,579)	330,920
Administrative and financial services	55,259	58,054	128,818	146,729
Corporate and other	52,449	(164,079)	170,374	(203,832)
Total pre-tax income (loss)	$(1,515,030)	$400,110	$(1,093,177)	$442,231

As of June 30, 2013, the Company recorded an additional policy claims liability of $2,029,462 relative to a comparison of our life insurance policies against the Social Security Death Master File. This comparison was performed in compliance with a recently enacted Kentucky state law which follows a model law adopted by the National Conference of Insurance Legislators. This liability primarily affects the traditional and universal life segment, along with a much smaller impact on the final expense portion of the preneed and burial segment. The Company is in the process of researching the potential matches to determine that a valid claim exists, to locate beneficiaries and to pay benefits accordingly.

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

NOTE 9 – Other Comprehensive Income (Loss)

The following tables present the pretax components of the Company’s other comprehensive income (loss), and the related income tax expense (benefit) for each component, for the quarters and six months ended June 30, 2013 and 2012.

	Quarter Ended June 30, 2013
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during period	$(18,973,830)	$(6,455,742)	$(12,518,088)
Reclassification adjustment for losses (gains) included in income	10,710	(2,394)	13,104
Adjustment for effect of deferred acquisition costs	557,230	189,457	367,773
Net unrealized losses on investments	(18,405,890)	(6,268,679)	(12,137,211)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	193,162	65,675	127,487

Total other comprehensive loss	$(18,212,728)	$(6,203,004)	$(12,009,724)

	Quarter Ended June 30, 2012
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$5,559,242	$1,899,513	$3,659,729
Reclassification adjustment for gains included in income	(86,606)	(29,376)	(57,230)
Adjustment for effect of deferred acquisition costs	(151,255)	(51,427)	(99,828)
Net unrealized gains on investments	5,321,381	1,818,710	3,502,671
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	259,419	88,203	171,216
Curtailment of defined benefit pension plan	2,519,152	856,512	1,662,640
Net change in defined benefit pension plan	2,778,571	944,715	1,833,856

Total other comprehensive income	$8,099,952	$2,763,425	$5,336,527

	Six Months Ended June 30, 2013
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during period	$(21,794,920)	$(7,414,784)	$(14,380,136)
Reclassification adjustment for losses (gains) included in income	(77,257)	(32,218)	(45,039)
Adjustment for effect of deferred acquisition costs	670,593	228,000	442,593
Net unrealized losses on investments	(21,201,584)	(7,219,002)	(13,982,582)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	386,324	131,350	254,974

Total other comprehensive loss	$(20,815,260)	$(7,087,652)	$(13,727,608)

	Six Months Ended June 30, 2012
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$7,522,033	$2,558,312	$4,963,721
Reclassification adjustment for gains included in income	(198,259)	(67,301)	(130,958)
Adjustment for effect of deferred acquisition costs	(194,370)	(66,086)	(128,284)
Net unrealized gains on investments	7,129,404	2,424,925	4,704,479
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	518,838	176,405	342,433
Curtailment of defined benefit pension plan	2,519,152	856,512	1,662,640
Net change in defined benefit pension plan	3,037,990	1,032,917	2,005,073

Total other comprehensive income	$10,167,394	$3,457,842	$6,709,552

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The change in the components of the Company’s accumulated other comprehensive income, net of tax, for the six months ended June 30, 2013 and 2012 are as follows:

	Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
For the six months ended June 30, 2013:
Beginning balance	$28,088,103	$(5,548,379)	$22,539,724
Other comprehensive loss before reclassifications	(13,937,543)	-	(13,937,543)
Amounts reclassified from accumulated other comprehensive income	(45,039)	254,974	209,935
Net current period other comprehensive income (loss)	(13,982,582)	254,974	(13,727,608)
Ending balance	$14,105,521	$(5,293,405)	$8,812,116

For the six months ended June 30, 2012:
Beginning balance	$20,334,585	$(6,729,101)	$13,605,484
Other comprehensive income	4,704,479	2,005,073	6,709,552
Ending balance	$25,039,064	$(4,724,028)	$20,315,036

The following table presents the pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of income for the quarter and six months ended June 30, 2013.

Reclassification Adjustments	Quarter Ended June 30, 2013	Six Months Ended June 30, 2013
Unrealized gains on available-for-sale securities:
Realized gains on sale of securities (a)	$(10,710)	$77,257
Income tax expense (c)	(2,394)	(32,218)
Net of tax	(13,104)	45,039

Defined benefit pension plans:
Amortization of actuarial net loss (b)	(193,162)	(386,324)
Income tax benefit (c)	65,675	131,350
Net of tax	(127,487)	(254,974)

Total reclassifications for the period	$(140,591)	$(209,935)

(a) These items appear within net realized gains on investments in the consolidated income statements.

(b) These items are included in the computation of net periodic benefit cost (see Note 10).

(c) These items appear within federal income taxes in the consolidated income statements.

NOTE 10 – Employee Benefit Plans

Investors Heritage Capital Corporation sponsors a noncontributory defined benefit pension plan. Benefits under this plan were curtailed for covered employees effective as of June 30, 2012, and no further benefits are being earned under this plan. The following table provides the components of our net periodic benefit cost:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Service cost	$-	$161,458	$-	$322,916
Interest cost	167,180	267,822	334,360	535,644
Expected return on plan assets	(298,146)	(312,765)	(596,292)	(625,530)
Recognized actuarial net loss	193,162	259,419	386,324	518,838
Net periodic benefit cost	$62,196	$375,934	$124,392	$751,868

We previously disclosed in our financial statements for the year ended December 31, 2012 that the Company expected to contribute $1,440,000 to our defined benefit pension plan during 2013. Based on the current analysis of our funding requirements, we anticipate reducing the contribution for 2013 to $960,000. As of June 30, 2013, the Company had contributed $600,000 to the plan.

NOTE 11 – Subsequent Events

During the third quarter of 2013, the Company initiated a program to strategically sell certain fixed maturities to generate realized gains within the investment portfolio. Through August 1, 2013, the Company has generated realized gains of approximately $1,985,000 on fixed maturity sales proceeds totaling approximately $23,699,000. Included within these amounts is the Company’s sale of its $3,000,000 Morgan Stanley market-indexed note for $3,945,000.

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

In general, we utilize a combination of yearly renewable term reinsurance and coinsurance to cede life insurance coverage in excess of our $25,000 per life retention limit. Most of our business is written in the smaller face amount markets and, in the past, claims on larger-case ordinary business caused income fluctuations. This lower retention level has stabilized earnings fluctuations in this segment. The lowered retention was achieved by maintaining the established reinsurance treaties and adding additional yearly renewable term treaties for amounts between $25,000 net amount at risk and the previous retention of $100,000.

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

The majority of our fixed maturities are Level 2 instruments, for which the fair value is derived from readily available pricing services utilizing recent trades and broker information. Certain liquid equity securities are considered Level 1 instruments and are valued based on publicly available market quotes in an active market. We hold approximately $5,155,000 in Level 3 financial instruments, comprising 1.2% of our total investments carried at fair value. Fair value for these instruments is derived from unobservable inputs such as non-binding broker quotes and internal models using unobservable assumptions about market participants.

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

The Company adopted a new traditional 401(k) retirement plan, the IHCC 401(k) Retirement Plan (the “Retirement Plan”). Employees are eligible to participate in the Retirement Plan on the first day of employment. Under the Retirement Plan, the Company matches employee contributions dollar for dollar up to 4% of employee compensation deferrals. Employees who have met certain employment criteria may also be eligible to receive an additional allocation after the end of each plan year. The Retirement Plan became effective January 1, 2012.

We expect these changes in our employee benefit plans to mitigate future uncertainty with respect to defined benefit pension plans while also maintaining a competitive benefit package for our employees.

We previously disclosed in our financial statements for the year ended December 31, 2012 that we expected to contribute $1,440,000 to our defined benefit pension plan during 2013. Based on the current analysis of our funding requirements, we anticipate reducing the contribution for 2013 to $960,000. As of June 30, 2013, the Company had contributed $600,000 to the plan.

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

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

Investors Heritage Life maintains a sound, conservative investment strategy. At June 30, 2013, 91.2% of invested assets consisted of fixed income securities compared to 92.2% at December 31, 2012. At June 30, 2013 and December 31, 2012, Investors Heritage Life’s fixed income investments were 96.3% and 95.8% investment grade, respectively, as rated by Standard & Poor’s.

We have reviewed our investment portfolio and do not believe that there are any securities that are other-than-temporarily impaired at June 30, 2013. None of Investors Heritage Life’s fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio. We recorded no other-than-temporary impairment charges in the consolidated statements of income during the quarters or six months ended June 30, 2013 or 2012.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments. As of June 30, 2013, we have only one CMO, with a fair value of approximately $59,000, which has any level of direct subprime exposure. Based on our analysis, we believe this investment is of high quality and expect no losses as a result of the current subprime concerns.

During the second quarter of 2013, we entered into an investment advisory agreement to purchase common and preferred stocks in stable areas with a history of strong performance within the real estate sector. The investment advisor has a history of strong performance within these markets. We have limited our participation to an initial investment of approximately $5,000,000. The majority of these funds have been invested in a diversified assortment of regularly traded, exchange listed common stocks along with a limited number of redeemable and nonredeemable preferred stocks. As of June 30, 2013, the largest individual stock position is approximately $185,000. As of June 30, 2013, most of these securities are in an unrealized loss position due to changes in the market subsequent to our investment date. However, we believe these unrealized losses are temporary in nature given the credit quality of the issuers. We believe that this investment will generate positive future results by providing a slightly increased and fully managed exposure to equity markets.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending, with approximately 99.9% of these investments in commercial properties. All mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers. Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required. We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis. At June 30, 2013, 3.6% of invested assets consisted of mortgage loans compared to 3.5% at December 31, 2012. As of June 30, 2013, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 180 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

We own certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. As these payment streams are secured by the states themselves, a key function of our due diligence is the assessment of the states’ ability to meet these obligations. Additionally, each state generally withholds income tax from each payment for which we must file for reimbursement of such tax annually. We carry the state-guaranteed receivables at their amortized cost basis on the balance sheet. As of June 30, 2013, we held approximately $8,101,000 in state-guaranteed receivables, with the largest concentrations in the states of New York, Massachusetts and Georgia totaling approximately $3,926,000, $1,877,000 and $1,542,000, respectively. At June 30, 2013 and December 31, 2012, 1.8% of invested assets consisted of state-guaranteed receivables.

As of June 30, 2013, we owned a $3,000,000 position in a Morgan Stanley market-indexed note. The note pays 1% interest annually and matures in six years from the issue date. In exchange for the reduced interest rate, the investment provides a protected level of equity market exposure. At the maturity date, we participate at 110% of any increase in the Dow Jones Industrial Average as compared to the purchase date, but our principal is guaranteed against market-related downside risk. We remain subject to counterparty credit risk associated with the issuer, Morgan Stanley, just as we would with any other fixed maturity or equity security within our portfolio. The equity-linked portion of the investment is classified as a derivative and bifurcated for reporting purposes. The derivative portion is reported as an investment in derivative on the balance sheet. This derivative is required to be marked-to-market through the income statement, with the change in value reported as a component of investment income on the income statement. As of June 30, 2013 and December 31, 2012, the derivative investment was valued at $885,600 and $642,600, respectively. We recognized an increase in investment income of $121,500 and $243,000 during the quarter and six months ended June 30, 2013, respectively, relative to the mark-to-market adjustment on this investment compared to a decrease in investment income of $57,000 and $72,900 relative to the mark-to-market adjustment on this investment during the quarter and six months ended June 30, 2012, respectively.

During the third quarter of 2013, we initiated a program to strategically sell certain fixed maturities to generate realized gains within the investment portfolio. Through August 1, 2013, we have generated realized gains of approximately $1,985,000 on fixed maturity sales proceeds totaling approximately $23,699,000. Included within these amounts is the sale of our $3,000,000 Morgan Stanley market-indexed note for $3,945,000.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement. Management has assessed our position and as of June 30, 2013, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $15,434,539 for the second quarter of 2013 (an increase of 30.3% compared to the second quarter of 2012) and $29,322,302 for the six months ended June 30, 2013 (an increase of 21.4% compared to the corresponding period in 2012). This increase is predominantly due to increased sales of our current product offerings, including our final expense products and the Puritan Financial product offering, in addition to premiums assumed from Puritan Life Insurance Company of America beginning January 1, 2013.

Net investment income was $5,269,708 for the second quarter of 2013 (an increase of 3.0% compared to the second quarter of 2012) and $10,530,999 for the six months ended June 30, 2013 (an increase of 1.8% compared to the corresponding period in 2012). This increase is primarily driven by the increase in the mark-to-market adjustment relative to our investment in derivative, which flows through investment income.

Net realized gains (losses) were ($24,716) and $63,251 for the quarter and six months ended June 30, 2013, respectively, compared to $86,606 and $198,259 for the quarter and six months ended June 30, 2012, respectively. Other than a realized loss of $14,006 relative to the demolition of a Company-owned building during the quarter and six months ended June 30, 2013, the activity during each of these periods was in the normal course of business, and we experienced no other-than-temporary impairments during the quarters or six months ended June 30, 2013 or 2012.

Other income was $365,806 for the second quarter of 2013 (an increase of 1.0% compared to the second quarter of 2012) and $746,777 for the six months ended June 30, 2013 (a decrease of 10.4% compared to the corresponding period in 2012). The decrease for the six months is due to the termination of certain smaller TPA relationships subsequent to the first quarter of 2012. In addition, two TPA clients exercised a buyout of their contract during the first quarter of 2012 that resulted in increased fees for that prior year period. As expected, two of our TPA clients exercised their termination option effective June 15, 2013. This reduction in clients could result in slightly reduced TPA fees, although we continue to perform additional services for our remaining clients and currently expect to add additional clients in the future.

Total benefits and expenses were $22,560,367 for the second quarter of 2013 (an increase of 32.6% compared to the second quarter of 2012) and $41,756,506 for the six months ended June 30, 2013 (an increase of 19.0% compared to the corresponding period in 2012). This increase is primarily driven by increasing reserves, including reserves relative to business assumed from Puritan Life Insurance Company of America, increased commissions associated with our higher sales volume, and an increase in our policy claims liability.

As of June 30, 2013, we recorded an additional policy claims liability of $2,029,462 relative to a comparison of our life insurance policies against the Social Security Death Master File. This comparison was performed in compliance with a recently enacted Kentucky state law which follows a model law adopted by the National Conference of Insurance Legislators. This liability primarily affects the traditional and universal life segment, along with a much smaller impact on the final expense portion of the preneed and burial segment. We are in the process of researching the potential matches to determine that a valid claim exists, to locate beneficiaries and to pay benefits accordingly.

After providing for federal income taxes, our net loss was $1,060,521 with a net loss per share of $0.93 for the second quarter of 2013 as compared to net income of $280,077 with net income per share of $0.24 for the second quarter of 2012. Our net loss for the six months ended June 30, 2013 was $765,224 with a net loss per share of $0.67 as compared to net income of $309,562 with net income per share of $0.27 for the six months ended June 30, 2012.

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

Preneed & Burial Products

Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $12,906,857 for the second quarter of 2013 (an increase of 4.6% compared to the second quarter of 2012) and $25,261,222 for the six months ended June 30, 2013 (an increase of 1.2% compared to the corresponding period in 2012). This increase is predominantly due to strong sales of our existing preneed and final expense products as well as ongoing premium income generated as a result of recent acquisitions.

Pre-tax income from operations was $72,185 and $7,210 for the quarter and six months ended June 30, 2013, respectively, compared to pre-tax income of $285,311 and $168,414 for the quarter and six months ended June 30, 2012, respectively. This reduction in pre-tax income was driven primarily by the previously mentioned increase in our claims liability and reduced net investment income within the segment given the current interest rate environment.

Traditional & Universal Life Products

Traditional and Universal Life Products include traditional life and group life insurance products, certain annuities and universal life products. Revenues for this segment were $7,531,626 for the second quarter of 2013 (an increase of 60.8% compared to the second quarter of 2012) and $14,129,925 for the six months ended June 30, 2013 (an increase of 47.5% compared to the corresponding period in 2012). This increase is primarily due to the premiums assumed from Puritan Life Insurance Company of America under the reinsurance agreement effective January 1, 2013. Additionally, our Puritan Financial product offering continues to contribute to our sales growth.

Pre-tax loss from operations was $1,694,923 and $1,399,579 for the quarter and six months ended June 30, 2013, respectively, compared to pre-tax income of $220,824 and $330,920 for the quarter and six months ended June 30, 2012, respectively. This reduction in pre-tax income was driven primarily by the previously mentioned increase in our claims liability, which was partially offset by the strong sales mentioned.

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

In addition to credit administration, this segment includes fees generated relative to our third party administrative relationships. Subsequent to the termination of our agreement with two clients effective June 15, 2013, we currently provide tailored administrative services for five unaffiliated companies, comprised of four life insurance companies and one holding company. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting, actuarial services and policy administration.

Revenues for this segment were $315,948 for the second quarter of 2013 (a decrease of 2.3% compared to the second quarter of 2012) and $643,512 for the six months ended June 30, 2013 (a decrease of 12.2% compared to the corresponding period in 2012). Pre-tax income from operations was $55,259 and $128,818 for the quarter and six months ended June 30, 2013, respectively, compared to pre-tax income of $58,054 and $146,729 for the quarter and six months ended June 30, 2012, respectively. The revenue and pre-tax income decreases are primarily related to the amount and timing of service fees generated from our third party administration relationships compared to the prior period.

Corporate & Other

Corporate and Other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $290,906 and $628,670 for the quarter and six months ended June 30, 2013, respectively, compared to $70,854 and $259,264 for the quarter and six months ended June 30, 2012, respectively. Pre-tax income from operations was $52,449 and $170,374 for the quarter and six months ended June 30, 2013, respectively, compared to a pre-tax loss from operations of $164,079 and $203,832 for the quarter and six months ended June 30, 2012, respectively. These increases are primarily due to the increase in the mark-to-market adjustment relative to our investment in derivative. This adjustment increased $178,500 and $315,900 for the quarter and six months ended June 30, 2013, respectively, compared to those corresponding periods in 2012.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, less than 1% of our consolidated revenues were generated by those subsidiaries. During the six months ended June 30, 2013, Investors Heritage Capital received dividends of $200,000 and $75,000 from Investors Heritage Financial and Investors Heritage Printing, respectively, and received $140,000 in distributions from At Need Funding. The potential exists for further dividend payments and distributions over the remainder of 2013 as any needs arise.

Federal Income Taxes

The provision (benefit) for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Our effective tax rate was 30.0% for the quarters and six months ended June 30, 2013 and 2012, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of June 30, 2013.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 14, 2013, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: August 14, 2013	President

BY: /s/Larry Johnson
Larry Johnson
DATE: August 14, 2013	Vice President - Chief Financial Officer