Form 10-Q
period 2013-09-30
Investors Heritage Capital Corp
filed 2013-11-14
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Number of outstanding shares as of November 14, 2013 - 1,133,161.736

CONTENTS

	PART I – FINANCIAL INFORMATION
		Page
ITEM 1.	Condensed Consolidated Financial Statements	4
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
ITEM 4.	Controls and Procedures	37

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	38
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
ITEM 3.	Defaults Upon Senior Securities	38
ITEM 4.	Mine Safety Disclosures	38
ITEM 5.	Other Information	38
ITEM 6.	Exhibits	39

SIGNATURES		39

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
	September 30, 2013	December 31, 2012
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $405,809,842 and $394,370,377)	$424,613,943	$438,323,413
Equity securities (cost: $5,193,826 and $1,117,051)	4,963,828	1,386,637
Mortgage loans on real estate	16,353,632	16,620,290
Policy loans	6,703,738	6,781,751
State-guaranteed receivables	8,061,055	8,111,669
Investment in derivative	-	642,600
Other invested assets	3,253,343	3,420,189
Total investments	463,949,539	475,286,549
Cash and cash equivalents	3,434,896	6,009,905
Accrued investment income	4,280,991	5,163,783
Due premiums	3,460,096	3,422,629
Deferred acquisition costs	18,553,846	16,654,246
Value of business acquired	416,121	513,667
Leased property under capital leases	364,239	577,839
Property and equipment	1,715,075	1,900,068
Cash value of company-owned life insurance	11,523,836	10,844,489
Other assets	2,247,933	1,835,666
Amounts recoverable from reinsurers	56,175,204	53,797,125
Total assets	$566,121,776	$576,005,966

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$478,388,842	$464,449,101
Unearned premium reserves	8,667,894	9,111,514
Policy claims	4,134,431	1,894,727
Liability for deposit-type contracts	3,258,029	3,147,458
Reserves for dividends and endowments and other	432,476	446,016
Total policy liabilities	494,881,672	479,048,816
Deferred federal income tax liability	4,963,492	13,189,478
Obligations under capital leases	358,350	568,214
Notes payable	3,182,050	3,478,613
Accrued pension liability	6,038,621	7,211,519
Other liabilities	3,735,269	4,276,542
Total liabilities	513,159,454	507,773,182

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,133,162 and 1,141,886)	1,133,162	1,141,886
Paid-in surplus	8,908,243	8,908,243
Accumulated other comprehensive income	6,572,516	22,539,724
Retained earnings	36,348,401	35,642,931
Total stockholders' equity	52,962,322	68,232,784
Total liabilities and stockholders' equity	$566,121,776	$576,005,966

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE
Premiums and other considerations	$18,740,917	$17,526,584	$55,644,294	$50,632,068
Premiums ceded	(3,792,363)	(5,410,565)	(11,373,438)	(14,363,992)
Net premiums earned	14,948,554	12,116,019	44,270,856	36,268,076

Investment income, net of expenses	4,985,998	5,245,110	15,516,997	15,593,997
Net realized gains on investments:
Total other-than-temporary impairment losses	-	-	-	-
Portion of loss recognized in other comprehensive income	-	-	-	-
Other net realized investment gains	2,418,806	249,927	2,482,057	448,186
Net realized gains on investments	2,418,806	249,927	2,482,057	448,186
Consideration on reinsurance assumed	-	-	-	9,523
Other income	325,180	415,825	1,071,957	1,249,727
Total revenue	22,678,538	18,026,881	63,341,867	53,569,509

BENEFITS AND EXPENSES
Death and other benefits	9,746,027	9,829,253	32,925,539	32,324,798
Guaranteed annual endowments	94,771	103,967	332,519	349,201
Dividends to policyholders	85,824	94,774	314,825	331,526
Increase in benefit reserves and unearned premiums	5,784,708	3,201,772	15,028,520	7,100,162
Acquisition costs deferred	(2,279,348)	(2,400,294)	(6,930,950)	(6,362,851)
Amortization of deferred acquisition costs	2,030,109	2,108,748	5,830,140	5,831,702
Commissions	1,956,328	1,331,913	5,624,457	3,525,307
Other general and administrative expenses	2,476,130	2,385,935	8,526,005	8,656,620
Total benefits and expenses	19,894,549	16,656,068	61,651,055	51,756,465

INCOME BEFORE FEDERAL INCOME TAXES	2,783,989	1,370,813	1,690,812	1,813,044

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	896,769	342,339	430,195	640,254
Deferred	(61,573)	68,906	77,048	(96,340)
Total federal income taxes	835,196	411,245	507,243	543,914

NET INCOME	$1,948,793	$959,568	$1,183,569	$1,269,130

BASIC AND DILUTED NET INCOME PER SHARE	$1.72	$0.83	$1.04	$1.10

DIVIDENDS PER SHARE	$-	$-	$0.25	$0.23

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

NET INCOME	$1,948,793	$959,568	$1,183,569	$1,269,130

OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period	(1,357,536)	6,469,578	(23,152,456)	13,991,611
Reclassification adjustment for gains included in income	(2,418,806)	(249,927)	(2,496,063)	(448,186)
Adjustment for effects of deferred acquisition costs	128,198	(166,471)	798,791	(360,841)
Net unrealized gains (losses) on investments	(3,648,144)	6,053,180	(24,849,728)	13,182,584
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	193,161	171,359	579,485	690,197
Curtailment of defined benefit pension plan	-	-	-	2,519,152
Net change in defined benefit pension plan	193,161	171,359	579,485	3,209,349

Other comprehensive income (loss) before income taxes	(3,454,983)	6,224,539	(24,270,243)	16,391,933

Income tax expense (benefit)	(1,215,383)	2,124,612	(8,303,035)	5,582,454

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(2,239,600)	4,099,927	(15,967,208)	10,809,479

COMPREHENSIVE INCOME (LOSS)	$(290,807)	$5,059,495	$(14,783,639)	$12,078,609

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock	Paid-in Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

BALANCE, JANUARY 1, 2012	$1,152,737	$8,832,222	$13,605,484	$34,073,278	$57,663,721

Net income	-	-	-	1,269,130	1,269,130
Other comprehensive income, net	-	-	10,809,479	-	10,809,479
Cash dividends	-	-	-	(265,129)	(265,129)
Issuances of common stock, net	4,305	75,775	-	15,724	95,804
BALANCE, SEPTEMBER 30, 2012	$1,157,042	$8,907,997	$24,414,963	$35,093,003	$69,573,005

BALANCE, JANUARY 1, 2013	$1,141,886	$8,908,243	$22,539,724	$35,642,931	$68,232,784

Net income	-	-	-	1,183,569	1,183,569
Other comprehensive loss, net	-	-	(15,967,208)	-	(15,967,208)
Cash dividends	-	-	-	(285,471)	(285,471)
Repurchases of common stock, net	(8,724)	-	-	(192,628)	(201,352)
BALANCE, SEPTEMBER 30, 2013	$1,133,162	$8,908,243	$6,572,516	$36,348,401	$52,962,322

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013	2012

NET CASH PROVIDED BY OPERATING ACTIVITIES	$12,964,120	$4,146,457

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(89,724,430)	(30,571,100)
Sales of available-for-sale securities	35,306,604	5,836,594
Maturities of available-for-sale securities	40,899,144	20,007,088
Acquisitions of mortgage loans on real estate	(1,102,901)	(2,165,000)
Payments of mortgage loans on real estate	1,371,915	4,125,114
Purchases of state-guaranteed receivables	-	(1,247,494)
Payments of state-guaranteed receivables	481,280	426,780
Sale of investment in derivative	645,000	-
Acquisitions of short-term investments	-	(34,188)
Sales and maturities of short-term investments	-	17,094
Net change in payable (receivable) for securities	219,158	(87,103)
Net reductions of other investments	230,853	627,523
Net additions to property and equipment	(76,139)	(623,697)
NET CASH USED IN INVESTING ACTIVITIES	(11,749,516)	(3,688,389)
FINANCING ACTIVITIES
Receipts from universal life policies credited to policyholder account balances	4,002,096	4,295,466
Return of policyholder account balances on universal life policies	(7,008,323)	(6,323,287)
Payments on notes payable	(3,060,944)	(3,286,553)
Proceeds from notes payable	2,764,381	2,741,666
Dividends paid	(285,471)	(265,129)
Issuances (repurchases) of common stock, net	(201,352)	95,804
NET CASH USED IN FINANCING ACTIVITIES	(3,789,613)	(2,742,033)
DECREASE IN CASH AND CASH EQUIVALENTS	(2,575,009)	(2,283,965)
Cash and cash equivalents at beginning of period	6,009,905	6,534,616
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,434,896	$4,250,651

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2012, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management has evaluated all events subsequent to September 30, 2013 through the date that these financial statements have been issued.

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

NOTE 4 – Investments

Investments in available-for-sale securities are summarized as follows:

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government obligations	$37,820,939	$1,321,518	$376,113	$38,766,344
States and political subdivisions	41,688,611	3,682,333	36,713	45,334,231
Corporate	217,067,499	13,006,952	2,210,279	227,864,172
Foreign	54,839,273	2,656,775	1,514,104	55,981,944
Asset-backed securities	3,351,821	147,493	-	3,499,314
Mortgage-backed securities (MBS):
Commercial MBS	5,009,021	205,747	-	5,214,768
Residential MBS	45,670,958	1,957,381	-	47,628,339
Corporate redeemable preferred stock	361,720	-	36,889	324,831
Total fixed maturity securities	405,809,842	22,978,199	4,174,098	424,613,943
Equity securities:
U.S. agencies	687,000	-	-	687,000
Mutual funds	318,283	7,803	-	326,086
Corporate common stock	4,033,275	268,954	486,313	3,815,916
Corporate nonredeemable preferred stock	155,268	-	20,442	134,826
Total equity securities	5,193,826	276,757	506,755	4,963,828
Total	$411,003,668	$23,254,956	$4,680,853	$429,577,771

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government obligations	$47,634,952	$4,263,920	$-	$51,898,872
States and political subdivisions	46,323,487	7,522,997	-	53,846,484
Corporate	207,553,209	23,818,640	93,765	231,278,084
Foreign	50,000,420	4,748,130	11,680	54,736,870
Asset-backed securities	4,460,090	289,373	529	4,748,934
Mortgage-backed securities (MBS):
Commercial MBS	6,429,641	407,386	-	6,837,027
Residential MBS	31,968,578	3,008,564	-	34,977,142
Total fixed maturity securities	394,370,377	44,059,010	105,974	438,323,413
Equity securities:
U.S. agencies	681,300	-	-	681,300
Mutual funds	318,283	3,054	-	321,337
Corporate common stock	117,468	266,532	-	384,000
Total equity securities	1,117,051	269,586	-	1,386,637
Total	$395,487,428	$44,328,596	$105,974	$439,710,050

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	September 30, 2013			December 31, 2012
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$12,598,904	$376,113	3	$-	$-	-
States and political subdivisions	713,288	36,713	1	-	-	-
Corporate	55,415,549	2,210,279	41	4,648,363	88,805	5
Foreign	27,580,179	1,514,104	16	988,320	11,680	1
Corporate redeemable preferred stock	324,831	36,889	8	-	-	-
Greater than 12 months:
Corporate	-	-	-	243,040	4,960	1
Asset-backed securities	-	-	-	59,097	529	1
Total fixed maturities	96,632,751	4,174,098	69	5,938,820	105,974	8

Equities:
Less than 12 months:
Corporate common stock	3,054,622	486,313	31	-	-	-
Corporate nonredeemable preferred stock	134,826	20,442	2	-	-	-
Total equities	3,189,448	506,755	33	-	-	-

Total	$99,822,199	$4,680,853	102	$5,938,820	$105,974	8

As of September 30, 2013, all of the above fixed maturity securities individually had a fair value to cost ratio equal to or greater than 83% and the equity securities had a fair value to cost ratio equal to or exceeding 68%. As of December 31, 2012, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 96% and the equity securities noted above had a fair value to cost ratio equal to or exceeding 100%.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer. The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value. For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains (losses) in the consolidated statements of income. Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost. Based on our review, the Company experienced no other-than-temporary impairments during the quarters or nine months ended September 30, 2013 or 2012.

Management believes that the Company will fully recover its cost basis in the securities held at September 30, 2013, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	September 30, 2013	December 31, 2012
Net unrealized appreciation on available-for sale securities	$18,574,103	$44,222,622
Adjustment to deferred acquisition costs	(514,131)	(1,312,922)
Deferred income taxes	(6,321,537)	(14,821,597)
Net unrealized appreciation on available-for sale securities	$11,738,435	$28,088,103

The amortized cost and fair value of fixed maturity securities at September 30, 2013, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$3,501,324	$3,551,783
Due after one year through five years	67,647,273	74,113,360
Due after five years through ten years	190,847,087	197,532,851
Due after ten years	92,772,459	96,248,011
Due at multiple maturity dates	50,679,979	52,843,107
Corporate redeemable preferred stock	361,720	324,831
Total	$405,809,842	$424,613,943

Proceeds for the quarters and nine months ended September 30, 2013 and 2012 from sales and maturities of investments in available-for-sale securities, as well as gross gains and gross losses realized, are presented below.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds from sales and maturities	$47,541,392	$6,723,467	$76,205,748	$25,843,682
Gross realized gains	2,436,585	251,815	2,544,968	455,444
Gross realized losses	(17,779)	(1,888)	(48,905)	(7,258)

Presented below is investment information, including the accumulated quarter and year-to-date change in net unrealized investment gains or losses. Additionally, the table shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities for the quarters and nine months ended September 30, 2013 and 2012.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Change in unrealized investment gains (losses):
Available-for-sale:
Fixed maturities	$(3,668,612)	$6,239,402	$(25,148,935)	$13,509,692
Equity securities	(107,730)	(19,751)	(499,584)	33,733
Realized investment gains:
Available-for-sale:
Fixed maturities	$2,383,513	$186,496	$2,473,160	$384,755
Equity securities	35,293	63,431	22,903	63,431

In addition to the realized investment gains and losses above, the Company also experienced a realized loss of $14,006 during the nine months ended September 30, 2013 relative to the demolition of a building owned by the Company.

During the third quarter of 2013, the Company initiated a program to strategically sell certain fixed maturities to generate realized gains within the investment portfolio. The Company completed all of the identified sales prior to September 30, 2013.

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At September 30, 2013 and December 31, 2012, these required deposits had a total fair value of $25,562,891 and $26,169,953, respectively.

The Company owns certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. The state-guaranteed receivables are carried at their amortized cost basis on the balance sheet. At September 30, 2013, the amortized cost and estimated fair value of state-guaranteed receivables, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due in one year or less	$700,932	$708,325
Due after one year through five years	2,436,995	2,596,551
Due after five years through ten years	2,858,089	3,377,206
Due after ten years	2,065,039	2,738,787
Total	$8,061,055	$9,420,869

The amortized cost of state-guaranteed receivables, by state, is summarized as follows:
	September 30, 2013	December 31, 2012
New York	$3,861,199	$3,973,862
Massachusetts	1,909,363	1,838,166
Georgia	1,521,928	1,531,078
Pennsylvania	284,989	270,657
California	192,369	202,563
Texas	208,900	198,260
Ohio	82,307	97,083
Total	$8,061,055	$8,111,669

Prior to the third quarter of 2013, the Company owned a $3,000,000 position in a Morgan Stanley market-indexed note, which paid 1% interest annually and matured in six years from the issue date. At maturity, the Company would have participated at 110% of any increase in the Dow Jones Industrial Average since the purchase date, but was guaranteed against market-related downside risk. Accordingly, a portion of the investment was classified as a derivative and bifurcated for reporting purposes. The derivative portion, having a cost basis of $645,000 calculated at 21.5% of the total value of the purchase price of the note, was reported as an investment in derivative on the balance sheet. The remaining non-derivative portion of the note was reported within fixed maturities on the balance sheet. This derivative was marked-to-market through the income statement, with the change in value reported as a component of investment income on the income statement. This investment was sold during the third quarter of 2013 for $3,918,083, generating a realized gain of $918,083. This realized gain was partially offset by the reduction in investment income previously recognized that was associated with the removal of the mark-to-market adjustment, as shown below.

Major categories of net investment income are summarized as follows:
	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fixed maturities	$4,874,638	$4,866,812	$14,480,549	$14,583,269
Equity securities	50,970	13,637	100,701	41,021
Mortgage loans on real estate	264,056	356,252	816,454	1,027,434
Policy loans	121,699	123,004	357,789	367,497
State-guaranteed receivables	140,790	118,680	430,666	346,676
Gain (loss) on investment in derivative	(240,600)	4,800	2,400	(68,100)
Other	57,099	22,987	176,112	79,383
Gross investment income	5,268,652	5,506,172	16,364,671	16,377,180
Investment expenses	282,654	261,062	847,674	783,183
Net investment income	$4,985,998	$5,245,110	$15,516,997	$15,593,997

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

The Company’s Level 3 investments include financial instruments whose value cannot be obtained through a pricing service and must be determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category currently includes one private equity investment and two fixed maturity securities where independent pricing inputs were not able to be obtained for a significant portion of the underlying assets. For the fixed maturities within this level, the Company utilizes the assistance of its third-party investment advisor to estimate the fair value based on non-binding broker quotes and internal models using unobservable assumptions about market participants. For the private equity investment, the Company establishes fair value based on the most recent trading activity as well as a review of the underlying financial statements of the entity. The Company’s Level 3 segment also included the investment in derivative related to the bifurcated equity-indexed portion of a market-indexed note prior to its sale during the third quarter of 2013. The value of the derivative portion of this investment was derived from an option pricing model that utilizes the current Dow Jones Industrial Average compared to the strike price in the note, along with various other market assumptions including those regarding volatility and dividend yields.

The following table presents the Company’s fair value hierarchy for those financial instruments measured and reported at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$38,766,344	$-	$38,766,344
States and political subdivisions	-	45,334,231	-	45,334,231
Corporate	-	225,909,172	1,955,000	227,864,172
Foreign	-	54,099,444	1,882,500	55,981,944
Asset-backed securities	-	3,499,314	-	3,499,314
Mortgage-backed securities:
Commercial MBS	-	5,214,768	-	5,214,768
Residential MBS	-	47,628,339	-	47,628,339
Corporate redeemable preferred stock	324,831	-	-	324,831
Total fixed maturities	$324,831	$420,451,612	$3,837,500	$424,613,943

Equity securities:
U.S. agencies	$687,000	$-	$-	$687,000
Mutual funds	326,086	-	-	326,086
Corporate common stock	3,431,916	-	384,000	3,815,916
Corporate nonredeemable preferred stock	134,826	-	-	134,826
Total equity securities	$4,579,828	$-	$384,000	$4,963,828

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$51,898,872	$-	$51,898,872
States and political subdivisions	-	53,846,484	-	53,846,484
Corporate	-	227,443,614	3,834,470	231,278,084
Foreign	-	54,736,870	-	54,736,870
Asset-backed securities	-	4,748,934	-	4,748,934
Mortgage-backed securities:
Commercial MBS	-	6,837,027	-	6,837,027
Residential MBS	-	34,977,142	-	34,977,142
Total fixed maturities	$-	$434,488,943	$3,834,470	$438,323,413

Equity securities:
U.S. agencies	$681,300	$-	$-	$681,300
Mutual funds	321,337	-	-	321,337
Corporate common stock	-	-	384,000	384,000
Total equity securities	$1,002,637	$-	$384,000	$1,386,637

Investment in derivative	$-	$-	$642,600	$642,600

The following table provides a summary of changes in fair value of our Level 3 financial instruments reported at fair value for the quarters and nine months ended September 30, 2013 and 2012.

	Quarter Ended September 30, 2013
	Corporate	Foreign	Corporate Common Stock	Investment in Derivative	Total
Beginning balance	$1,890,000	$1,995,000	$384,000	$885,600	$5,154,600
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	(1,887,820)	-	-	-	(1,887,820)
Purchases	2,001,500	-	-	-	2,001,500
Sales	(13)	(475)	-	(645,000)	(645,488)
Total gains or losses:
Included in earnings	-	-	-	(240,600)	(240,600)
Included in other comprehensive loss	(48,667)	(112,025)	-	-	(160,692)
Ending balance	$1,955,000	$1,882,500	$384,000	$-	$4,221,500

	Quarter Ended September 30, 2012
	Corporate	Foreign	Corporate Common Stock	Invstment in Derivative	Total
Beginning balance	$2,089,651	$-	$352,000	$679,800	$3,121,451
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Purchases	-	-	-	-	-
Sales	(52,974)	-	-	-	(52,974)
Total gains or losses:
Included in earnings	-	-	-	4,800	4,800
Included in other comprehensive income	45,366	-	-	-	45,366
Ending balance	$2,082,043	$-	$352,000	$684,600	$3,118,643

	Nine Months Ended September 30, 2013
	Corporate	Foreign	Corporate Common Stock	Investment in Derivative	Total
Beginning balance	$3,834,470	$-	$384,000	$642,600	$4,861,070
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	(5,722,290)	-	-	-	(5,722,290)
Purchases	4,001,500	2,025,000	-	-	6,026,500
Sales	(13)	(810)	-	(645,000)	(645,823)
Total gains or losses:
Included in earnings	-	-	-	2,400	2,400
Included in other comprehensive loss	(158,667)	(141,690)	-	-	(300,357)
Ending balance	$1,955,000	$1,882,500	$384,000	$-	$4,221,500

	Nine Months Ended September 30, 2012
	Corporate	Foreign	Corporate Common Stock	Investment in Derivative	Total
Beginning balance	$2,133,079	$-	$352,000	$752,700	$3,237,779
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Purchases	-	-	-	-	-
Sales	(102,008)	-	-	-	(102,008)
Total gains or losses:
Included in earnings	-	-	-	(68,100)	(68,100)
Included in other comprehensive income	50,972	-	-	-	50,972
Ending balance	$2,082,043	$-	$352,000	$684,600	$3,118,643

The Company experienced no transfers between Level 1 and Level 2 during the quarters or nine months ended September 30, 2013 or 2012. The Company experienced one transfer of a corporate fixed maturity from Level 3 to Level 2 during the quarter ended September 30, 2013. The Company had five corporate fixed maturities that transferred from Level 3 to Level 2 during the nine months ended September 30, 2013. The Company experienced no transfers from Level 2 to Level 3 during the quarter or nine months ended September 30, 2012. Transfers in and/or out of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

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

Financial Instruments Disclosed, but not Carried, at Fair Value

The following disclosure presents the carrying values and estimated fair values of the Company’s financial instruments disclosed, but not carried, at fair value as of September 30, 2013 and December 31, 2012, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis. The fair values for insurance contracts other than investment-type contracts are not required to be disclosed. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment was required to interpret market data to develop these estimates. Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	September 30, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$15,744,254	$16,324,172	$-	$16,324,172	$-
Residential	609,378	602,513	-	602,513	-
Policy loans	6,703,738	6,703,738	-	-	6,703,738
State-guaranteed receivables	8,061,055	9,420,869	-	9,420,869	-
Other invested assets	3,253,343	3,253,343	-	-	3,253,343
Cash and cash equivalents	3,434,896	3,434,896	3,434,896	-	-
Accrued investment income	4,280,991	4,280,991	-	-	4,280,991
Cash value of company-owned life insurance	11,523,836	11,523,836	-	-	11,523,836

Liabilities:
Policyholder deposits (Investment-type contracts)	53,897,202	55,071,873	-	-	55,071,873
Policy claims	4,134,431	4,134,431	-	-	4,134,431
Obligations under capital leases	358,350	358,350	-	-	358,350
Notes payable	3,182,050	3,185,136	-	-	3,185,136

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$16,604,183	$17,365,363	$-	$17,365,363	$-
Residential	16,107	18,068	-	18,068	-
Policy loans	6,781,751	6,781,751	-	-	6,781,751
State-guaranteed receivables	8,111,669	10,186,226	-	10,186,226	-
Other invested assets	3,420,189	3,420,189	-	-	3,420,189
Cash and cash equivalents	6,009,905	6,009,905	6,009,905	-	-
Accrued investment income	5,163,783	5,163,783	-	-	5,163,783
Cash value of company-owned life insurance	10,844,489	10,844,489	-	-	10,844,489

Liabilities:
Policyholder deposits (Investment-type contracts)	54,602,229	58,704,154	-	-	58,704,154
Policy claims	1,894,727	1,894,727	-	-	1,894,727
Obligations under capital leases	568,214	568,214	-	-	568,214
Notes payable	3,478,613	3,485,503	-	-	3,485,503

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments in the accompanying financial statements and notes thereto:

Mortgage loans on real estate: The fair values for mortgage loans are estimated using discounted cash flow analyses. For commercial loans, the market interest rate was determined using the actual spot rate yield curve in effect at the end of each period, as determined by recent new loan activity. For residential mortgage loans, the market interest rate was assumed to be the average yield on new purchases less an expense factor.

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

NOTE 6 - Earnings per Share

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended September 30, 2013 and 2012 were 1,135,559 and 1,156,783, respectively. The weighted average number of shares outstanding for the nine months ended September 30, 2013 and 2012 were 1,139,164 and 1,155,083, respectively.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue:
Preneed and burial products	$13,121,547	$12,433,393	$38,382,769	$37,401,694
Traditional and universal life products	9,318,715	5,028,839	23,448,640	14,610,689
Administrative and financial services	282,157	357,449	925,669	1,090,662
Corporate and other	(43,881)	207,200	584,789	466,464
Total revenue	$22,678,538	$18,026,881	$63,341,867	$53,569,509

Pre-tax income (loss) from operations:
Preneed and burial products	$555,869	$905,756	$563,079	$1,074,170
Traditional and universal life products	2,353,229	403,491	953,650	734,411
Administrative and financial services	95,649	103,104	224,467	249,833
Corporate and other	(220,758)	(41,538)	(50,384)	(245,370)
Total pre-tax income	$2,783,989	$1,370,813	$1,690,812	$1,813,044

At September 30, 2013, the Company’s death and other benefits include an additional amount totaling $2,069,169 relative to a comparison of our life insurance policies against the Social Security Death Master File. This comparison was performed in compliance with a recently enacted Kentucky state law which follows a model law adopted by the National Conference of Insurance Legislators. This amount primarily affects the traditional and universal life segment, along with a much smaller impact on the final expense portion of the preneed and burial segment. The Company is in the process of researching the potential matches to determine that a valid claim exists, to locate beneficiaries and to pay benefits accordingly.

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

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2010 through 2012 U.S. federal tax years remain subject to income tax examination by tax authorities. We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company will be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. However, should such a circumstance arise, it is our policy to classify any interest and penalties (if applicable) as income tax expense in the financial statements.

NOTE 9 – Other Comprehensive Income (Loss)

The following tables present the pretax components of the Company’s other comprehensive income (loss), and the related income tax expense (benefit) for each component, for the quarters and nine months ended September 30, 2013 and 2012.

	Quarter Ended September 30, 2013
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during period	$(1,357,536)	$(856,681)	$(500,855)
Reclassification adjustment for gains included in income	(2,418,806)	(467,966)	(1,950,840)
Adjustment for effect of deferred acquisition costs	128,198	43,589	84,609
Net unrealized losses on investments	(3,648,144)	(1,281,058)	(2,367,086)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	193,161	65,675	127,486

Total other comprehensive loss	$(3,454,983)	$(1,215,383)	$(2,239,600)

	Quarter Ended September 30, 2012
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$6,469,578	$2,186,414	$4,283,164
Reclassification adjustment for gains included in income	(249,927)	(63,464)	(186,463)
Adjustment for effect of deferred acquisition costs	(166,471)	(56,600)	(109,871)
Net unrealized gains on investments	6,053,180	2,066,350	3,986,830
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	171,359	58,262	113,097

Total other comprehensive income	$6,224,539	$2,124,612	$4,099,927

	Nine Months Ended September 30, 2013
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during period	$(23,152,456)	$(8,271,465)	$(14,880,991)
Reclassification adjustment for gains included in income	(2,496,063)	(500,184)	(1,995,879)
Adjustment for effect of deferred acquisition costs	798,791	271,589	527,202
Net unrealized losses on investments	(24,849,728)	(8,500,060)	(16,349,668)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	579,485	197,025	382,460

Total other comprehensive loss	$(24,270,243)	$(8,303,035)	$(15,967,208)

	Nine Months Ended September 30, 2012
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$13,991,611	$4,744,726	$9,246,885
Reclassification adjustment for gains included in income	(448,186)	(130,765)	(317,421)
Adjustment for effect of deferred acquisition costs	(360,841)	(122,686)	(238,155)
Net unrealized gains on investments	13,182,584	4,491,275	8,691,309
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	690,197	234,667	455,530
Curtailment of defined benefit pension plan	2,519,152	856,512	1,662,640
Net change in defined benefit pension plan	3,209,349	1,091,179	2,118,170

Total other comprehensive income	$16,391,933	$5,582,454	$10,809,479

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The change in the components of the Company’s accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2013 and 2012 are as follows:

	Unrealized Gains	Defined	Accumulated
	(Losses) on	Benefit	Other
	Available-For-Sale	Pension	Comprehensive
	Securities	Plans	Income
For the nine months ended September 30, 2013:
Beginning balance	$28,088,103	$(5,548,379)	$22,539,724
Other comprehensive loss before reclassifications	(14,353,789)	-	(14,353,789)
Amounts reclassified from accumulated other comprehensive income	(1,995,879)	382,460	(1,613,419)
Net current period other comprehensive income (loss)	(16,349,668)	382,460	(15,967,208)
Ending balance	$11,738,435	$(5,165,919)	$6,572,516

For the nine months ended September 30, 2012:
Beginning balance	$20,334,585	$(6,729,101)	$13,605,484
Other comprehensive income	8,691,309	2,118,170	10,809,479
Ending balance	$29,025,894	$(4,610,931)	$24,414,963

The following table presents the pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of income for the quarter and nine months ended September 30, 2013.

	Quarter	Nine Months
	Ended	Ended
Reclassification Adjustments	September 30, 2013	September 30, 2013
Unrealized gains on available-for-sale securities:
Realized gains on sale of securities (a)	$2,418,806	$2,496,063
Income tax expense (c)	(467,966)	(500,184)
Net of tax	1,950,840	1,995,879

Defined benefit pension plans:
Amortization of actuarial net loss (b)	(193,161)	(579,485)
Income tax benefit (c)	65,675	197,025
Net of tax	(127,486)	(382,460)

Total reclassifications for the period	$1,823,354	$1,613,419

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

NOTE 10 – Employee Benefit Plans

Investors Heritage Capital Corporation sponsors a noncontributory defined benefit pension plan. Benefits under this plan were curtailed for covered employees effective as of June 30, 2012, and no further benefits are being earned under this plan. The following table provides the components of our net periodic benefit cost:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Service cost	$-	$-	$-	$322,916
Interest cost	167,180	247,561	501,540	783,205
Expected return on plan assets	(298,146)	(328,621)	(894,438)	(954,151)
Recognized actuarial net loss	193,161	171,359	579,485	690,197
Net periodic benefit cost	$62,195	$90,299	$186,587	$842,167

We previously disclosed in our financial statements for the year ended December 31, 2012 that the Company expected to contribute $1,440,000 to our defined benefit pension plan during 2013. Based on the current analysis of our funding requirements, we anticipate reducing the contribution for 2013 to $960,000. As of September 30, 2013, the Company had contributed $780,000 to the plan.

NOTE 11 – Notes Payable

The Company renewed the Investors Heritage Capital Corporation Line of Credit and the At Need Funding Line of Credit during the third quarter of 2013. The Investors Heritage Capital Corporation Line of Credit remains for $150,000 with a new maturity date of September 20, 2015. Likewise, the At Need Funding Line of Credit also remains for $1,000,000 with a new maturity date of September 20, 2015. Interest is paid on both notes monthly at the prime rate, with a floor of 3.25%.

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

In general, we utilize a combination of yearly renewable term reinsurance and coinsurance to cede life insurance coverage in excess of our $25,000 per life retention limit. Most of our business is written in the smaller face amount markets and, in the past, claims on larger-case ordinary business caused income fluctuations. This lower retention level has stabilized earnings fluctuations. The lowered retention was achieved by maintaining the established reinsurance treaties and adding additional yearly renewable term treaties for amounts between $25,000 net amount at risk and the previous retention of $100,000.

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

The majority of our fixed maturities are Level 2 instruments, for which the fair value is derived from readily available pricing services utilizing recent trades and broker information. Certain liquid equity securities are considered Level 1 instruments and are valued based on publicly available market quotes in an active market. We hold approximately $4,222,000 in Level 3 financial instruments, comprising 1.0% of our total investments carried at fair value. Fair value for these instruments is derived from unobservable inputs such as non-binding broker quotes and internal models using unobservable assumptions about market participants.

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

We previously disclosed in our financial statements for the year ended December 31, 2012 that we expected to contribute $1,440,000 to our defined benefit pension plan during 2013. Based on the current analysis of our funding requirements, we anticipate reducing the contribution for 2013 to $960,000. As of September 30, 2013, the Company had contributed $780,000 to the plan.

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

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

Investors Heritage Life maintains a sound, conservative investment strategy. At September 30, 2013, 91.5% of invested assets consisted of fixed income securities compared to 92.2% at December 31, 2012. At both September 30, 2013 and December 31, 2012, Investors Heritage Life’s fixed income investments were 95.8% investment grade, as rated by Standard & Poor’s.

We have reviewed our investment portfolio and do not believe that there are any securities that are other-than-temporarily impaired at September 30, 2013. None of Investors Heritage Life’s fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio. We recorded no other-than-temporary impairment charges in the consolidated statements of income during the quarters or nine months ended September 30, 2013 or 2012.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments. As of September 30, 2013, we have only one CMO, with a fair value of approximately $51,000, which has any level of direct subprime exposure. Based on our analysis, we believe this investment is of high quality and expect no losses as a result of the current subprime concerns.

During the second quarter of 2013, we entered into an investment advisory agreement to purchase common and preferred stocks in stable areas with a history of strong performance within the real estate sector. The investment advisor has a history of strong performance within these markets. We have limited our participation to an initial investment of approximately $5,000,000. The majority of these funds have been invested in a diversified assortment of regularly traded, exchange listed common stocks along with a limited number of redeemable and nonredeemable preferred stocks. As of September 30, 2013, the largest individual stock position is approximately $192,000. As of September 30, 2013, most of these securities are in an unrealized loss position due to changes in the market subsequent to our investment date. However, we believe these unrealized losses are temporary in nature given the credit quality of the issuers. We believe that this investment will generate positive future results by providing a slightly increased and fully managed exposure to equity markets.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending, with 96.3% of these investments in commercial properties. All commercial mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers. Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required. We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis.

During the third quarter of 2013, we began evaluating and purchasing residential mortgage loans through the secondary market. We review each mortgage loan opportunity individually, considering both the value of the underlying property and the credit worthiness of the borrower. These loans are typically purchased at a discount to their unpaid principal balance. We purchased three residential mortgages during the quarter totaling approximately $597,000. We currently anticipate evaluating and make additional residential mortgage loan investments over the remainder of 2013 assuming they meet our investment goals and criteria.

At September 30, 2013 and December 31, 2012, 3.5% of invested assets consisted of mortgage loans. As of September 30, 2013, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 180 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

We own certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. As these payment streams are secured by the states themselves, a key function of our due diligence is the assessment of the states’ ability to meet these obligations. Additionally, each state generally withholds income tax from each payment for which we must file for reimbursement of such tax annually. We carry the state-guaranteed receivables at their amortized cost basis on the balance sheet. As of September 30, 2013, we held approximately $8,061,000 in state-guaranteed receivables, with the largest concentrations in the states of New York, Massachusetts and Georgia totaling approximately $3,861,000, $1,909,000 and $1,522,000, respectively. At September 30, 2013 and December 31, 2012, 1.7% and 1.8%, respectively, of invested assets consisted of state-guaranteed receivables.

Prior to the third quarter of 2013, we owned a $3,000,000 position in a Morgan Stanley market-indexed note, which paid 1% interest annually and matured in six years from the issue date. In exchange for the reduced interest rate, the investment provided a protected level of equity market exposure. At the maturity date, we would have participated at 110% of any increase in the Dow Jones Industrial Average as compared to the purchase date, but our principal was guaranteed against market-related downside risk. We remained subject to counterparty credit risk associated with the issuer, Morgan Stanley, just as we would with any other fixed maturity or equity security within our portfolio. The equity-linked portion of the investment was classified as a derivative and bifurcated for reporting purposes. The derivative portion was reported as an investment in derivative on the balance sheet. This derivative was required to be marked-to-market through the income statement, with the change in value reported as a component of investment income on the income statement. As of December 31, 2012, the derivative investment was valued at $642,600, respectively. We recognized an increase in investment income of $4,800 relative to the mark-to-market adjustment on this investment during the quarter ended September 30, 2012 and a decrease in investment income of $68,100 during the nine months ended September 30, 2012.

During the third quarter of 2013, we initiated a program to strategically sell certain fixed maturities to generate realized gains within the investment portfolio. Through September 30, 2013, we generated total realized gains on fixed maturity sales, including the effects of the strategic sales, of approximately $2,545,000 on fixed maturity sales and maturity proceeds totaling approximately $75,600,000. Included within these amounts is the sale of our $3,000,000 Morgan Stanley market-indexed note for $3,918,083, generating a realized gain of $918,083. This realized gain was partially offset by the reduction in investment income previously recognized that was associated with the removal of the mark-to-market adjustment.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement. Management has assessed our position and as of September 30, 2013, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $14,948,554 for the third quarter of 2013 (an increase of 23.4% compared to the third quarter of 2012) and $44,270,856 for the nine months ended September 30, 2013 (an increase of 22.1% compared to the corresponding period in 2012). This increase is predominantly due to increased sales of our current product offerings, including our final expense products and the Puritan Financial product offering, in addition to premiums assumed from Puritan Life Insurance Company of America beginning January 1, 2013.

Net investment income was $4,985,998 for the third quarter of 2013 (a decrease of 4.9% compared to the third quarter of 2012) and $15,516,997 for the nine months ended September 30, 2013 (a decrease of 0.5% compared to the corresponding period in 2012). This decrease is primarily driven by the reversal of previously recorded mark-to-market adjustments relative to our investment in derivative, which flows through investment income. As this investment was sold during the third quarter, the entire gain was instead recorded within realized investment gains.

Net realized gains were $2,418,806 and $2,482,057 for the quarter and nine months ended September 30, 2013, respectively, compared to $249,927 and $448,186 for the quarter and nine months ended September 30, 2012, respectively. The realized gains recognized during the quarter ended September 30, 2013 included those gains that we earmarked as part of our strategic initiative to take certain unrealized gains into operations. We also recognized a realized loss of $14,006 relative to the demolition of a Company-owned building during the nine months ended September 30, 2013. All of the activity during the quarter and nine months ended September 30, 2012 was in the normal course of business. We experienced no other-than-temporary impairments during the quarters or nine months ended September 30, 2013 or 2012.

Other income was $325,180 for the third quarter of 2013 (a decrease of 21.8% compared to the third quarter of 2012) and $1,071,957 for the nine months ended September 30, 2013 (a decrease of 14.2% compared to the corresponding period in 2012). This decrease is due to the termination of certain smaller TPA relationships subsequent to the first quarter of 2012. In addition, two TPA clients exercised a buyout of their contract during the first quarter of 2012 that resulted in increased fees for that prior year period. As expected, two of our TPA clients exercised their termination option effective June 15, 2013. Additionally, we generated increased fees during the third quarter of 2012 due to the system conversion efforts for one new client. We currently expect no further client terminations and anticipate adding additional clients in the future.

Total benefits and expenses were $19,894,549 for the third quarter of 2013 (an increase of 19.4% compared to the third quarter of 2012) and $61,651,055 for the nine months ended September 30, 2013 (an increase of 19.1% compared to the corresponding period in 2012). This increase is primarily driven by increasing reserves, including reserves relative to business assumed from Puritan Life Insurance Company of America, increased commissions associated with our higher sales volume, and an increase in our policy claims liability.

At September 30, 2013, death and other benefits includes an additional amount totaling $2,069,169 relative to a comparison of our life insurance policies against the Social Security Death Master File. This comparison was performed in compliance with a recently enacted Kentucky state law which follows a model law adopted by the National Conference of Insurance Legislators. This amount primarily affects the traditional and universal life segment, along with a much smaller impact on the final expense portion of the preneed and burial segment. We are in the process of researching the potential matches to determine that a valid claim exists, to locate beneficiaries and to pay benefits accordingly.

After providing for federal income taxes, our net income was $1,948,793 with net income per share of $1.72 for the third quarter of 2013 as compared to net income of $959,568 with net income per share of $0.83 for the third quarter of 2012. Our net income for the nine months ended September 30, 2013 was $1,183,569 with net income per share of $1.04 as compared to net income of $1,269,130 with net income per share of $1.10 for the nine months ended September 30, 2012.

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

Preneed & Burial Products

Preneed and Burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $13,121,547 for the third quarter of 2013 (an increase of 5.5% compared to the third quarter of 2012) and $38,382,769 for the nine months ended September 30, 2013 (an increase of 2.6% compared to the corresponding period in 2012). This increase is predominantly due to strong sales of our existing preneed and final expense products as well as ongoing premium income generated as a result of recent acquisitions.

Pre-tax income from operations was $555,869 and $563,079 for the quarter and nine months ended September 30, 2013, respectively, compared to pre-tax income of $905,756 and $1,074,170 for the quarter and nine months ended September 30, 2012, respectively. This reduction in pre-tax income was driven primarily by the previously mentioned increase in our claims liability and reduced net investment income within the segment given the current interest rate environment.

Traditional & Universal Life Products

Traditional and Universal Life Products include traditional life and group life insurance products, certain annuities and universal life products. Revenues for this segment were $9,318,715 for the third quarter of 2013 (an increase of 85.3% compared to the third quarter of 2012) and $23,448,640 for the nine months ended September 30, 2013 (an increase of 60.5% compared to the corresponding period in 2012). This increase is primarily due to the premiums assumed from Puritan Life Insurance Company of America under the reinsurance agreement effective January 1, 2013. Additionally, our Puritan Financial product offering continues to contribute to our sales growth.

Pre-tax income from operations was $2,353,229 and $953,650 for the quarter and nine months ended September 30, 2013, respectively, compared to pre-tax income of $403,491 and $734,411 for the quarter and nine months ended September 30, 2012, respectively. This increase in pre-tax income was driven primarily by strong sales increases and our strategic sales effort of certain fixed maturities, whereby we were able to realize investment gains. This income was partially offset by the increase in our claims liability, as previously discussed.

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

Revenues for this segment were $282,157 for the third quarter of 2013 (a decrease of 21.1% compared to the third quarter of 2012) and $925,669 for the nine months ended September 30, 2013 (a decrease of 15.1% compared to the corresponding period in 2012). Pre-tax income from operations was $95,649 and $224,467 for the quarter and nine months ended September 30, 2013, respectively, compared to pre-tax income of $103,104 and $249,833 for the quarter and nine months ended September 30, 2012, respectively. The revenue and pre-tax income decreases are primarily related to the amount and timing of service fees generated from our third party administration relationships compared to the prior period.

Corporate & Other

Corporate and Other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were ($43,881) and $584,789 for the quarter and nine months ended September 30, 2013, respectively, compared to $207,200 and $466,464 for the quarter and nine months ended September 30, 2012, respectively. Pre-tax loss from operations was $220,758 and $50,384 for the quarter and nine months ended September 30, 2013, respectively, compared to a pre-tax loss from operations of $41,538 and $245,370 for the quarter and nine months ended September 30, 2012, respectively. These changes are primarily due to the changes associated with mark-to-market adjustment relative to our investment in derivative. This adjustment was completely reversed during the third quarter of 2013 in conjunction with the sale of the market-linked note as part of our strategic sales effort.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, less than 1% of our consolidated revenues were generated by those subsidiaries. During the nine months ended September 30, 2013, Investors Heritage Capital received dividends of $235,000 and $115,000 from Investors Heritage Financial and Investors Heritage Printing, respectively, and received $180,000 in distributions from At Need Funding. The potential exists for further dividend payments and distributions over the remainder of 2013 as any needs arise.

Federal Income Taxes

The provision (benefit) for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Our effective tax rate was 30.0% for the quarters and nine months ended September 30, 2013 and 2012, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of September 30, 2013.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 14, 2013, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: November 14, 2013	President

BY: /s/Larry Johnson
Larry Johnson
DATE: November 14, 2013	Vice President - Chief Financial Officer