Form 10-K
period 2013-12-31
Investors Heritage Capital Corp
filed 2014-03-21
CIK 55362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  (X)         NO  (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES (X) NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer  (  )

Accelerated filer  (  )

Non-accelerated filer  ( ) (Do not check if a smaller reporting company)

Smaller Reporting Company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ( ) NO (X)

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2013.    $25,974,318.84.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class
Common Capital Stock

Outstanding at March 10, 2014
1,128,583.451

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 2013 (Form 10-K, Items 1, 7, 8 and 15.)

(2) Portions of the Proxy Statement dated March 28, 2014, for the Annual Meeting of Stockholders to be held May 8, 2014 (Form 10-K, Items 10, 11, 12, 13 and 14.)

CONTENTS

Part I

		Page
Item 1.	Business	5
Item 2.	Properties	14
Item 3.	Legal Proceedings	14

Part II

Item 15.	Exhibits, Financial Statement Schedules	21
Index To Exhibits		22
Signatures		24

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

Investors Heritage Life owns 96% of Investors Underwriters, Inc., an investment holding company. Less than 1% of Investors Heritage Capital's total consolidated revenues were generated by the Non-insurance Subsidiaries for the year ended December 31, 2013. The Non-insurance Subsidiaries' total assets and stockholders’ equity comprised less than 1% in the aggregate of Investors Heritage Capital's reported total assets and stockholders’ equity as of December 31, 2013.

(b) Financial Information About Business Segments

Investors Heritage Life

The business segments of Investors Heritage Life are identified and discussed on page 10 of the Annual Report to Stockholders for the year ended December 31, 2013 and are incorporated herein by reference. We offer a portfolio of the standard forms of participating and non-participating whole life, limited pay, endowments, split-funding, interest-sensitive whole life, guaranteed issue whole life, single premium whole life, universal life, term and group life, annuities and single premium immediate annuities. In addition, we write credit life and credit accident and health insurance (collectively "Credit Insurance”) on a group basis.   The business of Investors Heritage Life is not seasonal.

Prior to being sold, all insurance products must be approved by the Departments of Insurance in each state where Investors Heritage Life is authorized to do business. In addition, the financial condition and market conduct condition of Investors Heritage Life are monitored and examined by the state regulatory agencies on a regular basis.

Ordinary Production. The business segments for ordinary production are Preneed and Burial products (“Preneed”) and Traditional and Universal Life products (“Traditional”). Ordinary insurance in force accounts for 79% of total insurance in force business.  One of our primary focuses over the last several years has been the Preneed sales in the final expense and preneed funeral markets. Final expense sales include the sale of small face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. A new final expense product was introduced in 2011 to be marketed through a different distribution system than our other final expense products. Although sales under this new distribution system progressed as planned, in the second quarter of 2013, the decision was made to change the final expense product and utilize a different distribution system. Preneed funeral sales include the sale of multiple premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract.

Traditional products consist of senior wealth transfer products, traditional life, group life, certain annuities and universal life products.

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

In addition to credit administration, this segment includes fees generated relative to our third party administrative relationships. We provide tailored administrative services for five unaffiliated companies, comprised of four life insurance companies and one holding company. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting, actuarial services and policy administration. We are continuing to market our third party administrative services to prospective clients.

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

Preneed sales increased 4.9% during 2013 primarily due to increased marketing activity from our agency division in the preneed markets. Investors Heritage Life strives to continue to improve its marketing capability in this area. Our efforts and strategy to continue a successful ordinary insurance operation hinge on continuing to provide solid products and outstanding administrative service and on the personal relationships developed and fostered each year. Our preneed product, the Legacy Gold series, includes both single premium as well as multi-pay policies. Reaction to this product in our markets continues to be favorable. The performance of this product series has been in line with expectations and has improved product profitability in this segment. Our Preneed sales are generated primarily through independent funeral homes in fourteen states.

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

We also market a series of final expense whole life insurance policies known as the “Heritage FX Final Expense Products”. These products are non-participating whole life insurance issued with simplified underwriting. These products are offered outside of the preneed market and are performing in line with expectations. We also sold the Heritage Advantage final expense product through a national general agent. In late 2013, we suspended marketing this product in order to limit the production volume to effectively manage the initial surplus strain associated with the product.

The final expense market is very competitive. The principal methods of competition are product pricing and commissions. The quality and efficiency of service are also big factors.

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

Approximately 25% of total ordinary insurance in force is Traditional. These sales are built around a standard portfolio of life insurance policies with some of the contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies. In addition, we offer term insurance products and in the fourth quarter we introduced a new Express Term product for the middle income market.

We continue to sell products through our agreement with a small life company and its affiliated marketing organization and its affiliated life insurance companies. The products being sold include a single premium whole life policy and a single premium immediate annuity sold in conjunction with a ten-pay whole life policy. The program has been very successful producing over $9 million in premiums for 2012 and over $10 million in 2013. Under our agreement, the business will be produced by Investors Heritage Life for a period of no less than five years and will be partially reinsured with their life company on a coinsurance basis.

In addition, the Puritan affiliated life companies have recently commenced marketing a similar product. During 2013, Investors Heritage Life began accepting 75% of the risks on a coinsurance basis on these policies sold by Puritan Life Insurance Company of America and Sterling Investors Life Insurance Company. This reinsured business includes single premium life insurance policies and a single premium immediate annuity sold in combination with a ten-pay whole life insurance policy. These reinsurance agreements allow us to participate in certain states where we are not currently marketing. We assumed premiums in excess of $10 million under these coinsurance agreements in 2013.

The single premium and 10-pay whole life/single premium immediate annuity markets are also very competitive but in conjunction with our marketing partner, Investors Heritage has established a middle income market niche for the sale of lower volume products. Most of the major competitors are focused on much higher volume production. The principal methods of competition are product design, pricing and quality and efficiency of service.

Our ordinary products also include the HLW Choice Whole Life, Heritage Youth Protector and Heritage Protector IV.

Ordinary premium production from financial institutions increased by $19,039 to $170,392 in 2013. This 12.6% increase over 2012 was primarily due to the improving economy which has helped loosen consumer credit markets.

Group life accounts for 5% of total in-force business. Investors Heritage Life previously participated in the Federal Employees’ Group Life Insurance ("FEGLI") Program, which is administered by Metropolitan Life Insurance Company, and in the Servicemen's Group Life Insurance ("SEGLI") Program, which is administered by Prudential Insurance Company of America. During 2012, we terminated our participation in these programs due to the lack of profitability relative to other lines of business. During the third quarter of 2013, we entered into several marketing agreements with various association groups to provide a group term life insurance policy to members of the groups. Although this is not currently a large volume of business, we anticipate expanding the association group business and we will also be cross-selling other life insurance products to members of the groups.

Administrative and Financial Services. Credit insurance, which accounts for 16% of total in-force business, is generally sold through banks, finance companies and automobile dealerships and is offered in connection with the extension of credit. The amount of the insurance is designed to cover the amount of the loan with the financial institution being the beneficiary of the insurance policy to the extent of the unpaid balance of the loan. Credit insurance production is dependent on consumer debt. In times of low unemployment, reasonable interest rates and a steadily improving economy, consumer debt increases; therefore, credit insurance sales increase. When the economy slows, consumer debt slows and therefore credit insurance sales decrease.

Investors Heritage Life has reinsurance agreements for credit insurance with eight unaffiliated companies. Pursuant to those agreements, our credit insurance products sold by each company’s agents are then reinsured to each company, respectively. Investors Heritage Life and Investors Heritage Financial are paid an initiation fee and an administration fee for services provided.

Investors Heritage Financial continues to sell Investors Heritage Life’s credit insurance products through banks, finance companies and selected automobile dealerships. Only 10.1% of Investors Heritage Financial revenues for 2013 were derived from the sale of Investors Heritage Life's credit insurance products. The remaining revenues were primarily derived from service fees. Credit insurance gross written premiums were lower than in the prior year due primarily to lower loan demand related to the sluggish economy. As noted above, Investors Heritage Life has an exclusive marketing agreement with the KBA and its affiliated insurance agency, KenBanc Insurance Services, Inc., whereby KenBanc provides all marketing and sales management responsibilities for the sale of our credit insurance products through financial institutions in the Commonwealth of Kentucky.

In addition to selling credit insurance, Investors Heritage Life provides ongoing servicing of written credit business, generating fee income. Additionally, Investors Heritage Life bank agents may obtain an ordinary life license enabling them to sell mortgage life insurance that might be required in excess of the statutory credit life limitation enacted by each state where our credit insurance products are sold. The mortgage life insurance sales operations are also conducted through KenBanc. Investors Heritage Financial is licensed with other unaffiliated insurance companies to provide products that Investors Heritage Life does not offer to the financial institutions and other agents. These products include cancer, accident, second-to-die, large face amount term insurance, short term and long term disability and annuities. These relationships generated additional fee income in the amount of $147,561 during 2013 and management anticipates continued fee income from this area.

During 2013, we continued to market our third party administrative services to non-affiliated companies. We have an employee whose primary responsibility is to promote this aspect of our organization. This additional marketing focus has and is expected to generate fee income associated with providing these services. Our overall revenue is further enhanced by the fact that we generally incur minimal expense increases associated with the third party administrative services, which decreases our overall unit costs.

We have the capacity within our organization to handle the additional load and we have been successful in providing services without the need to add a significant number of new employees. We currently provide administrative services for five companies. These agreements are with a variety of companies that encompass different levels of services, including in some cases, full life insurance back office administration and accounting.

Reinsurance. Investors Heritage Life utilizes a combination of yearly renewable term reinsurance and coinsurance to cede life insurance coverage in excess of its retention limit, which in most cases is $25,000 per life. This retention level was achieved by keeping current reinsurance treaties in place and adding additional yearly renewable term treaties for the difference. As anticipated, this retention level has stabilized earnings fluctuations in the Traditional segment. Excess coverages are reinsured externally to unaffiliated reinsurers.

As of December 31, 2013, approximately $55,184,000 or 11% of total benefit and unearned premium reserves was reinsured with non-affiliated, well-established insurance companies. Investors Heritage Life is party to reinsurance and coinsurance agreements with twenty-four non-affiliated companies. The reinsurers for Investors Heritage Life and amount of reinsurance reserves are as follows:

	Reinsurance	Percent
NAME OF COMPANY	Reserves	of Total

Scottish Annuity and Life Insurance Co. (Cayman) LTD	$22,560,000	40.88%
Puritan Life Insurance Company of America	13,748,000	24.91%
Munich American Reassurance Company	7,518,000	13.62%
Swiss Life Ltd	4,008,000	7.26%
Minnesota Life Insurance Company	3,705,000	6.71%
Settlers Life Insurance Company	972,000	1.76%
Lincoln National Life Insurance Co.	883,000	1.60%
Swiss Re Life & Health America Inc.	529,000	0.96%
Transamerica Life Insurance Company	405,000	0.73%
Scottish Re (US)	195,000	0.35%
RBC Reinsurance (Ireland) Ltd	166,000	0.30%
KenBanc Reinsurance Company LTD	151,000	0.27%
ACE Life Insurance Company	124,000	0.22%
Central States Health & Life Co of Omaha	84,000	0.15%
Canada Life Assurance Company	58,000	0.11%
Optimum Re Insurance Company	37,000	0.07%
Reliastar Life Insurance Company	13,000	0.02%
Universal Guaranty Life Insurance Co.	9,000	0.02%
St James Reinsurance Corporation	8,000	0.01%
Plateau Life Insurance Company	7,000	0.01%
Wilton Re Life Insurance Company	3,000	0.01%
Other Companies (3)	1,000	0.00%
	$55,184,000	100.00%

Investors Heritage Life reinsures all of the risk on the credit insurance products sold by its agents with Swiss Life Ltd. and KenBanc Reinsurance Company, Ltd. As explained above, some of these credit insurance risks are also reinsured to Transamerica, Universal Guaranty, Madison National, Minnesota Life, Plateau, Central States and St James.

Other Subsidiaries. Investors Heritage Printing does job printing for Investors Heritage Life as well as numerous unaffiliated sources. This includes the printing of the application forms and other office forms required by Investors Heritage Life. The income from Investors Heritage Printing is not a significant factor in our overall business. Revenues from Investors Heritage Printing were approximately $175,000 in 2013, up $11,000 compared to 2012.

The operation of Investors Heritage Financial generates additional revenue to Investors Heritage Capital Corporation. Although this additional revenue is not a significant factor in our overall business, Investors Heritage Financial generated revenue from its operations of approximately $166,000 in 2013 compared to $217,000 in 2012. The decrease is primarily due to lower service fee income on credit insurance business.

At Need Funding is a single member, limited liability company organized under the laws of the Commonwealth of Kentucky. Investors Heritage Capital Corporation is the sole member of the LLC. Funding provided by At Need Funding is secured by assignments of verified incontestable life insurance policies issued by unaffiliated companies. The funds are advanced to funeral homes for services provided for the insured. Upon receipt of death benefits from the unaffiliated insurance company, the principal balance of the debt is reduced and interest and fees are recorded. This service is marketed primarily to funeral homes that do not have the manpower to timely complete necessary paperwork to process the insurance claim. Revenues from At Need Funding were approximately $96,000 in 2013, up $18,000 compared to 2012.

Dividends and distributions from the Non-insurance Subsidiaries for 2013 and 2012 amounted to $625,000 and $325,000, respectively.

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

Employees. Investors Heritage Capital Corporation does not have any employees. While Investors Heritage Capital Corporation’s officers perform various functions, they are not paid a salary by Investors Heritage Capital Corporation for performing such functions. There are 95 people employed by Investors Heritage Life and 90 of these individuals are full-time employees. The number of active independent contractual agents of Investors Heritage Life is 1,963. There are no unions organized nor are there any collective bargaining agreements with the employees or agents. Management of Investors Heritage Life considers its relationship with the employees and agents to be satisfactory.

(d) Financial Information about Geographic Areas

The principal markets for Investors Heritage Life's products are in Kentucky, North Carolina, Georgia, Indiana, Michigan, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. Investors Heritage Life has approximately 1,841 licensed ordinary agents and regional managers throughout these states and credit life agents in 278 banks and automobile dealerships.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   Market Information

The stock of Investors Heritage Capital Corporation is quoted on the OTCQB market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. The symbol for Investors Heritage Capital Corporation is IHRC. The following table shows the range of high and low closing prices of our shares on the OTCQB market quotations.

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2013:
First Quarter	$22.75	$17.50
Second Quarter	23.25	19.60
Third Quarter	23.10	21.30
Fourth Quarter	21.75	20.00

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2012:
First Quarter	$20.50	$20.50
Second Quarter	17.85	17.75
Third Quarter	18.50	18.50
Fourth Quarter	17.67	17.67

(b)   Holders

Approximate Number of Equity Security Holders

(A)

Title of Class

Common Stock

(B)

Number of Holders of Record as of 3-10-2014

2,516

(c)   Dividends

The 2014 cash dividend to be paid April 7, 2014, to stockholders of record March 14, 2014, is $.20 per share. Investors Heritage Capital Corporation paid an annual dividend totaling $285,471 to stockholders in 2013 representing $.25 per share and paid an annual dividend totaling $265,129 to stockholders in 2012 representing $.23 per share.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 5-21 in the Annual Report to the Stockholders for the year ended December 31, 2013, and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and notes appear on pages 24-56 in the Annual Report to the Stockholders for the year ended December 31, 2013, and are incorporated herein by reference. See Part IV, Item 15.

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

(c)   Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2013 that may have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) The executive officers and directors of the Company are:

Name, Position & Year Became
Officer/Director
Family Relationship	Age

Harry Lee Waterfield II	70
Chairman of the Board, President/1963

Shane S. Mitchell, Treasurer/2014	28

Robert M. Hardy, Jr.	56
Director, Executive Vice President and General
Counsel/1988
Nephew of Harry Lee Waterfield II

Raymond L. Carr, Executive Vice President,	65
Chief Operating Officer/2002

Larry J. Johnson II, Vice President, Chief	41
Financial Officer/2013

Jane S. Jackson, Secretary/2003	59

Helen S. Wagner, Director/1986	77

Gordon C. Duke, Director/1991	68

Harold G. Doran, Jr., Director/2001	60

David W. Reed, Director/1982	59

Michael F. Dudgeon, Jr., Director/2004	52
Nephew of Harry Lee Waterfield II

George R. Burgess, Jr., Director/2013	61

(b) Each of the Directors has occupied the position indicated for a period of more than five years with the exception of Gordon C. Duke. Since 2003, Mr. Duke has been an independent businessman. From November 1, 2008 to December, 2010, he served as a consultant and as a Vice President for Nucleus: Kentucky’s Life Science and Innovation Center, LLC. In January, 2013, George R. Burgess, Jr. was elected by the Board of Directors to fill the unexpired two year term of deceased board member Jerry F. Howell, Jr. Mr. Burgess was employed by the Commonwealth of Kentucky, Cabinet for Economic Development from July, 2004 until December, 2012 when he retired. Mr. Burgess served in several capacities including Commissioner, Deputy Commissioner, Executive Director and Deputy Executive Director during his employment with the Cabinet. Mr. Burgess is currently an independent businessman.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director or Executive Officer during the past ten years.

Additional information regarding the Directors and leadership structure of the Board are shown on pages 3-7, respectively, of the Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2014 and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information regarding compensation of executive officers and transactions with executive officers and directors is shown on pages 7-10 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2014, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security ownership by Officers, Directors, and management is shown on pages 5-6 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2014, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain relationships and related transactions are shown on page 10 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2014, and are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding accounting fees and services is shown on page 11 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2014, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1.    The following financial statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 2013 (pages 24-56) are filed as Exhibit 1 thereto:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

For each of the years ended December 31, 2013 and 2012:

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

INDEX TO EXHIBITS

(a)3. Listing of Exhibits*

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

11

Statements re: computation of Per Share Earnings is contained in Note 1 to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on page 33 of the Annual Report to the Stockholders for the year ended December 31, 2013, and is incorporated herein by reference.

13	Annual Report to the Stockholders for the year ended December 31, 2013 is attached hereto as Exhibit 1 and is incorporated herein by reference.

23	Consent of Independent Registered Public Accounting Firm.

31.1 & 31.2	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

March 21, 2014
DATE		/s/Harry Lee Waterfield II
	BY:	Harry Lee Waterfield II
ITS: Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry Lee Waterfield II
Harry Lee Waterfield II
Chairman of the Board and President
Principal Executive Officer
March 21, 2014

/s/Robert M. Hardy, Jr.
Robert M. Hardy, Jr.
Executive Vice President, General Counsel and Director
March 21, 2014

/s/Raymond L. Carr
Raymond L. Carr
Executive Vice President, Chief Operating Officer
March 21, 2014

/s/Larry J. Johnson II
Larry J. Johnson II
Vice President, Chief Financial Officer
March 21, 2014

/s/Gordon C. Duke
Gordon C. Duke
Director

/s/Helen S. Wagner
Helen S. Wagner
Director
March 21, 2014

/s/Harold G. Doran, Jr.
Harold G. Doran
Director
March 21, 2014

/s/David W. Reed
David W. Reed
Director
March 21, 2014

/s/Michael F. Dudgeon, Jr.
Michael F. Dudgeon, Jr.
Director
March 21, 2014

/s/George R. Burgess, Jr.
George R. Burgess
Director
March 21, 2014