Form 10-Q
period 2014-03-31
Investors Heritage Capital Corp
filed 2014-05-15
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Number of outstanding shares as of May 15, 2014 - 1,128,583.451

CONTENTS

	PART I – FINANCIAL INFORMATION
		Page
ITEM 1.	Condensed Consolidated Financial Statements	3
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 4.	Controls and Procedures	32

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	33
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 3.	Defaults Upon Senior Securities	33
ITEM 4.	Mine Safety Disclosures	33
ITEM 5.	Other Information	33
ITEM 6.	Exhibits	33

SIGNATURES		34

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $402,672,496 and $402,396,191)	$425,045,607	$417,909,105
Equity securities (cost: $6,093,070 and $5,888,361)	6,334,846	5,818,333
Mortgage loans on real estate	18,995,441	18,601,722
Policy loans	6,614,711	6,674,887
State-guaranteed receivables	7,930,642	8,085,107
Other invested assets	3,316,675	3,181,182
Total investments	468,237,922	460,270,336
Cash and cash equivalents	6,064,838	4,143,291
Accrued investment income	4,481,396	5,191,253
Due premiums	3,379,315	3,368,008
Deferred acquisition costs	18,595,719	18,822,481
Value of business acquired	360,217	386,056
Leased property under capital leases	876,441	1,005,523
Property and equipment	1,117,086	1,042,748
Cash value of company-owned life insurance	11,892,951	11,808,248
Other assets	1,721,147	1,901,946
Amounts recoverable from reinsurers	55,575,621	55,669,088
Total assets	$572,302,653	$563,608,978

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$481,783,140	$480,151,818
Unearned premium reserves	8,136,324	8,189,640
Policy claims	3,137,687	3,672,474
Liability for deposit-type contracts	3,298,742	3,283,960
Reserves for dividends and endowments and other	411,336	408,555
Total policy liabilities	496,767,229	495,706,447
Deferred federal income tax liability	6,971,439	4,604,891
Obligations under capital leases	809,612	943,488
Notes payable	3,027,536	3,031,942
Accrued pension liability	2,624,689	2,887,843
Other liabilities	4,081,814	2,787,099
Total liabilities	514,282,319	509,961,710

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,128,583 and 1,128,583)	1,128,583	1,128,583
Paid-in surplus	8,908,243	8,908,243
Accumulated other comprehensive income	11,423,775	6,751,991
Retained earnings	36,559,733	36,858,451
Total stockholders' equity	58,020,334	53,647,268
Total liabilities and stockholders' equity	$572,302,653	$563,608,978

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended March 31,
	2014	2013
REVENUE
Premiums and other considerations	$15,232,486	$17,895,056
Premiums ceded	(3,355,650)	(4,007,293)
Net premiums	11,876,836	13,887,763

Investment income, net of expenses	5,078,982	5,261,291
Net realized gains (losses) on investments:
Total other-than-temporary impairment losses	-	-
Portion of loss recognized in other comprehensive income	-	-
Other net realized investment gains (losses)	(3,806)	87,967
Net realized gains (losses) on investments	(3,806)	87,967
Other income	337,872	380,971
Total revenue	17,289,884	19,617,992

BENEFITS AND EXPENSES
Death and other benefits	11,021,044	11,130,541
Guaranteed annual endowments	103,810	109,484
Dividends to policyholders	83,383	100,818
Increase in benefit reserves and unearned premiums	1,978,691	3,546,804
Acquisition costs deferred	(1,751,981)	(2,178,721)
Amortization of deferred acquisition costs	1,787,601	1,742,877
Commissions	1,306,860	1,742,473
Other general and administrative expenses	2,828,181	3,001,863
Total benefits and expenses	17,357,589	19,196,139

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES	(67,705)	421,853

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	26,587	42,541
Deferred	(40,128)	84,015
Total federal income taxes	(13,541)	126,556

NET INCOME (LOSS)	$(54,164)	$295,297

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.05)	$0.26

DIVIDENDS PER SHARE	$0.20	$0.25

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended March 31,
	2014	2013

NET INCOME (LOSS)	$(54,164)	$295,297

OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period	7,168,195	(2,821,090)
Reclassification adjustment for losses (gains) included in income	3,806	(87,967)
Adjustment for effects of deferred acquisition costs	(191,144)	113,363
Net unrealized gains (losses) on investments	6,980,857	(2,795,694)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	97,603	193,162

Other comprehensive income (loss) before income taxes	7,078,460	(2,602,532)

Income tax expense (benefit)	2,406,676	(884,648)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	4,671,784	(1,717,884)

COMPREHENSIVE INCOME (LOSS)	$4,617,620	$(1,422,587)

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock	Paid-in Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

BALANCE, JANUARY 1, 2013	$1,141,886	$8,908,243	$22,539,724	$35,642,931	$68,232,784

Net income	-	-	-	295,297	295,297
Other comprehensive loss, net	-	-	(1,717,884)	-	(1,717,884)
Cash dividends	-	-	-	(309,018)	(309,018)
BALANCE, MARCH 31, 2013	$1,141,886	$8,908,243	$20,821,840	$35,629,210	$66,501,179

BALANCE, JANUARY 1, 2014	$1,128,583	$8,908,243	$6,751,991	$36,858,451	$53,647,268

Net loss	-	-	-	(54,164)	(54,164)
Other comprehensive income, net	-	-	4,671,784	-	4,671,784
Cash dividends	-	-	-	(244,554)	(244,554)
BALANCE, MARCH 31, 2014	$1,128,583	$8,908,243	$11,423,775	$36,559,733	$58,020,334

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013

NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,479,426	$625,594
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(7,791,620)	(11,317,500)
Sales of available-for-sale securities	449,727	-
Maturities of available-for-sale securities	6,700,321	12,097,726
Acquisitions of mortgage loans on real estate	(732,640)	(500,000)
Payments of mortgage loans on real estate	341,863	348,110
Payments of state-guaranteed receivables	298,260	168,260
Net change in payable (receivable) for securities	95,091	-
Net reductions (additions) of other investments	(75,317)	86,304
Net additions to property and equipment	(120,267)	(18,886)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(834,582)	864,014
FINANCING ACTIVITIES
Receipts from universal life policies credited to policyholder account balances	1,295,052	1,386,889
Return of policyholder account balances on universal life policies	(2,013,943)	(2,817,942)
Payments on notes payable	(817,548)	(1,036,847)
Proceeds from notes payable	813,142	879,444
NET CASH USED IN FINANCING ACTIVITIES	(723,297)	(1,588,456)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,921,547	(98,848)
Cash and cash equivalents at beginning of period	4,143,291	6,009,905
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,064,838	$5,911,057

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2013, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management has evaluated all events subsequent to March 31, 2014 through the date that these financial statements have been issued.

NOTE 3 – New Accounting Pronouncements

All new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time or were not expected to have a material impact to the consolidated financial statements.

NOTE 4 – Investments

Investments in available-for-sale securities are summarized as follows:

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government obligations	$33,338,018	$810,111	$428,470	$33,719,659
States and political subdivisions	39,109,057	4,196,212	15,083	43,290,186
Corporate	218,694,053	15,014,628	870,929	232,837,752
Foreign	60,965,836	2,533,711	563,859	62,935,688
Asset-backed securities	2,183,114	82,727	-	2,265,841
Mortgage-backed securities (MBS):
Commercial MBS	3,458,154	139,869	83	3,597,940
Residential MBS	44,924,264	1,587,022	112,745	46,398,541
Total fixed maturity securities	402,672,496	24,364,280	1,991,169	425,045,607
Equity securities:
U.S. agencies	687,000	-	-	687,000
Mutual funds	318,284	14,250	-	332,534
Corporate common stock	5,087,786	510,996	283,470	5,315,312
Total equity securities	6,093,070	525,246	283,470	6,334,846
Total	$408,765,566	$24,889,526	$2,274,639	$431,380,453

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government obligations	$34,485,660	$793,701	$703,570	$34,575,791
States and political subdivisions	39,910,030	3,145,632	60,898	42,994,764
Corporate	217,659,449	12,535,411	2,251,886	227,942,974
Foreign	56,960,366	2,081,436	1,395,450	57,646,352
Asset-backed securities	2,677,953	109,417	-	2,787,370
Mortgage-backed securities (MBS):
Commercial MBS	4,252,765	160,955	-	4,413,720
Residential MBS	46,449,968	1,443,228	345,062	47,548,134
Total fixed maturity securities	402,396,191	20,269,780	4,756,866	417,909,105
Equity securities:
U.S. agencies	687,000	-	-	687,000
Mutual funds	318,283	1,356	-	319,639
Corporate common stock	4,883,078	422,880	494,264	4,811,694
Total equity securities	5,888,361	424,236	494,264	5,818,333
Total	$408,284,552	$20,694,016	$5,251,130	$423,727,438

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	March 31, 2014			December 31, 2013
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$12,516,688	$428,470	2	$17,401,555	$703,570	3
States and political subdivisions	734,918	15,083	1	1,239,103	60,898	2
Corporate	25,004,309	575,542	18	56,249,758	2,076,123	37
Foreign	22,574,776	563,859	12	26,858,417	1,395,450	15
Commercial MBS	150,835	83	1	-	-	-
Residential MBS	18,129,981	112,745	4	18,187,588	345,062	4
Greater than 12 months:
Corporate	2,940,262	295,387	2	1,072,341	175,763	1
Total fixed maturities	82,051,769	1,991,169	40	121,008,762	4,756,866	62

Equities:
Less than 12 months:
Corporate common stock	2,534,957	283,470	25	2,806,072	494,264	24
Total equities	2,534,957	283,470	25	2,806,072	494,264	24

Total	$84,586,726	$2,274,639	65	$123,814,834	$5,251,130	86

As of March 31, 2014, all of the above fixed maturity securities individually had a fair value to cost ratio equal to or greater than 85% and the equity securities had a fair value to cost ratio equal to or exceeding 69%. As of December 31, 2013, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 84% and the equity securities noted above had a fair value to cost ratio equal to or greater than 70%.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer. The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value. For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains (losses) in the consolidated statements of income. Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost. Based on our review, the Company experienced no other-than-temporary impairments during the quarters ended March 31, 2014 or 2013.

Management believes that the Company will fully recover its cost basis in the securities held at March 31, 2014, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	March 31, 2014	December 31, 2013
Net unrealized appreciation on available-for sale securities	$22,614,887	$15,442,886
Adjustment to deferred acquisition costs	(609,563)	(418,419)
Deferred income taxes	(7,481,810)	(5,108,319)
Net unrealized appreciation on available-for sale securities	$14,523,514	$9,916,148

The amortized cost and fair value of fixed maturity securities at March 31, 2014, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$4,448,942	$4,560,471
Due after one year through five years	71,030,741	78,396,423
Due after five years through ten years	198,395,008	206,994,396
Due after ten years	48,719,277	53,200,976
Due at multiple maturity dates	80,078,528	81,893,341
Total	$402,672,496	$425,045,607

Proceeds for the quarters ended March 31, 2014 and 2013 from sales and maturities of investments in available-for-sale securities, as well as gross gains and gross losses realized, are presented below.

	Quarter Ended March 31,
	2014	2013
Proceeds from sales and maturities	$7,150,048	$12,097,726
Gross realized gains	21,672	102,664
Gross realized losses	(25,478)	(14,697)

The table below shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities for the quarters ended March 31, 2014 and 2013.

	Quarter Ended March 31,
	2014	2013
Change in unrealized investment gains (losses):
Available-for-sale:
Fixed maturities	$6,860,197	$(2,931,791)
Equity securities	311,804	22,734
Realized investment gains (losses):
Available-for-sale:
Fixed maturities	$-	$87,967
Equity securities	(3,806)	-

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At March 31, 2014 and December 31, 2013, these required deposits had a total fair value of $25,309,100 and $25,209,390, respectively.

The Company also engages in commercial and residential mortgage lending. As of March 31, 2014 and December 31, 2013, 76.3% and 83.2%, respectively, of these investments were in commercial properties. All commercial mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers. Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required. We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis. As of March 31, 2014 and December 31, 2013, there were no non-performing loans, loans on nonaccrual status, loans 90 days past due or more, loans in process of foreclosure, or restructured loans. The Company experienced no mortgage loan defaults during the quarters ended March 31, 2014 and 2013.

During 2013, we began evaluating and purchasing residential mortgage loans through the secondary market. We review each mortgage loan opportunity individually, considering both the value of the underlying property and the credit worthiness of the borrower. These loans are typically purchased at a discount to their unpaid principal balance. During the quarter ended March 31, 2014, we purchased residential mortgages through the secondary market totaling approximately $733,000. During the year ended December 31, 2013, we purchased residential mortgages through the secondary market totaling approximately $2,116,000. We are utilizing a third party servicer to administer these loans.

The Company owns certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. The state-guaranteed receivables are carried at their amortized cost basis on the balance sheet. At March 31, 2014, the amortized cost and estimated fair value of state-guaranteed receivables, by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
Due in one year or less	$697,489	$709,610
Due after one year through five years	2,435,571	2,640,862
Due after five years through ten years	2,909,617	3,540,396
Due after ten years	1,887,965	2,594,096
Total	$7,930,642	$9,484,964

The amortized cost of state-guaranteed receivables, by state, is summarized as follows:

	March 31, 2014	December 31, 2013
New York	$3,768,623	$3,880,368
Massachusetts	1,910,752	1,927,350
Georgia	1,480,842	1,500,719
Pennsylvania	289,783	284,756
Texas	216,247	212,447
California	178,827	195,593
Ohio	85,568	83,874
Total	$7,930,642	$8,085,107

Prior to the third quarter of 2013, the Company owned a $3,000,000 position in a Morgan Stanley market-indexed note, which paid 1% interest annually and matured in six years from the issue date. At maturity, the Company would have participated at 110% of any increase in the Dow Jones Industrial Average since the purchase date, but were guaranteed against market-related downside risk. Accordingly, a portion of the investment was classified as a derivative and bifurcated for reporting purposes. The derivative portion, having a cost basis of $645,000 calculated at 21.5% of the total value of the purchase price of the note, was reported as an investment in derivative on the balance sheet. The remaining non-derivative portion of the note was reported within fixed maturities on the balance sheet. This derivative was marked-to-market through the income statement, with the change in value reported as a component of investment income on the income statement. This investment was sold during the third quarter of 2013 for $3,918,083, generating a realized gain of $918,083. This realized gain was partially offset by the reduction in investment income previously recognized that was associated with the removal of the mark-to-market adjustment.

Major categories of net investment income are summarized as follows:

	Quarter Ended March 31,
	2014	2013
Fixed maturities	$4,709,081	$4,807,522
Equity securities	51,637	13,895
Mortgage loans on real estate	303,876	278,064
Policy loans	116,929	118,112
State-guaranteed receivables	143,795	146,254
Gain on investment in derivative	-	121,500
Other	57,057	58,454
Gross investment income	5,382,375	5,543,801
Investment expenses	303,393	282,510
Net investment income	$5,078,982	$5,261,291

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

The Company’s Level 3 investments include financial instruments whose value cannot be obtained through a pricing service and must be determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category currently includes one private equity investment where independent pricing inputs were not able to be obtained. For the fixed maturities that may fall within this level, the Company utilizes the assistance of its third-party investment advisor to estimate the fair value based on non-binding broker quotes and internal models using unobservable assumptions about market participants. For the private equity investment, the Company establishes fair value based on the most recent trading activity as well as a review of the underlying financial statements of the entity. The Company’s Level 3 segment also included the investment in derivative related to the bifurcated equity-indexed portion of a market-indexed note prior to its sale during the third quarter of 2013. The value of the derivative portion of this investment was derived from an option pricing model that utilizes the Dow Jones Industrial Average as of the measurement date compared to the strike price in the note, along with various other market assumptions including those regarding volatility and dividend yields.

The following table presents the Company’s fair value hierarchy for those financial instruments measured and reported at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$33,719,659	$-	$33,719,659
States and political subdivisions	-	43,290,186	-	43,290,186
Corporate	-	232,837,752	-	232,837,752
Foreign	-	62,935,688	-	62,935,688
Asset-backed securities	-	2,265,841	-	2,265,841
Mortgage-backed securities:
Commercial MBS	-	3,597,940	-	3,597,940
Residential MBS	-	46,398,541	-	46,398,541
Total fixed maturities	$-	$425,045,607	$-	$425,045,607

Equity securities:
U.S. agencies	$687,000	$-	$-	$687,000
Mutual funds	332,534	-	-	332,534
Corporate common stock	4,931,312	-	384,000	5,315,312
Total equity securities	$5,950,846	$-	$384,000	$6,334,846

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$34,575,791	$-	$34,575,791
States and political subdivisions	-	42,994,764	-	42,994,764
Corporate	-	227,942,974	-	227,942,974
Foreign	-	57,646,352	-	57,646,352
Asset-backed securities	-	2,787,370	-	2,787,370
Mortgage-backed securities:
Commercial MBS	-	4,413,720	-	4,413,720
Residential MBS	-	47,548,134	-	47,548,134
Total fixed maturities	$-	$417,909,105	$-	$417,909,105

Equity securities:
U.S. agencies	$687,000	$-	$-	$687,000
Mutual funds	319,639	-	-	319,639
Corporate common stock	4,427,694	-	384,000	4,811,694
Total equity securities	$5,434,333	$-	$384,000	$5,818,333

The following table provides a summary of changes in fair value of our Level 3 financial instruments reported at fair value for the quarters ended March 31, 2014 and 2013.

Quarter Ended March 31, 2014
	Corporate	Corporate Common Stock	Investment in Derivative	Total
Beginning balance	$-	$384,000	$-	$384,000
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Purchases	-	-	-	-
Sales	-	-	-	-
Total gains or losses:
Included in earnings	-	-	-	-
Included in other comprehensive income	-	-	-	-
Ending balance	$-	$384,000	$-	$384,000

	Quarter Ended March 31, 2013
	Corporate	Corporate Common Stock	Investment in Derivative	Total
Beginning balance	$3,834,470	$384,000	$642,600	$4,861,070
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	(3,834,470)	-	-	(3,834,470)
Purchases	2,000,000	-	-	2,000,000
Sales	-	-	-	-
Total gains or losses:
Included in earnings	-	-	121,500	121,500
Included in other comprehensive income	33,750	-	-	33,750
Ending balance	$2,033,750	$384,000	$764,100	$3,181,850

The Company experienced no transfers between Level 1 and Level 2 during the quarters ended March 31, 2014 or 2013. The Company experienced no transfers between Level 2 and Level 3 during the quarter ended March 31, 2014. The Company had four corporate fixed maturities that transferred from Level 3 to Level 2 during the quarter ended March 31, 2013. Transfers in and/or out of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

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

Financial Instruments Disclosed, but not Carried, at Fair Value

The following disclosure presents the carrying values and estimated fair values of the Company’s financial instruments disclosed, but not carried, at fair value as of March 31, 2014 and December 31, 2013, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis. The fair values for insurance contracts other than investment-type contracts are not required to be disclosed. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment was required to interpret market data to develop these estimates. Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	March 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$14,500,101	$15,107,081	$-	$15,107,081	$-
Residential	4,495,340	4,786,288	-	4,786,288	-
Policy loans	6,614,711	6,614,711	-	-	6,614,711
State-guaranteed receivables	7,930,642	9,484,964	-	9,484,964	-
Other invested assets	3,316,675	3,316,675	-	-	3,316,675
Cash and cash equivalents	6,064,838	6,064,838	6,064,838	-	-
Accrued investment income	4,481,396	4,481,396	-	-	4,481,396
Cash value of company-owned life insurance	11,892,951	11,892,951	-	-	11,892,951

Liabilities:
Policyholder deposits (Investment-type contracts)	53,472,482	54,073,999	-	-	54,073,999
Policy claims	3,137,687	3,137,687	-	-	3,137,687
Obligations under capital leases	809,612	809,612	-	-	809,612
Notes payable	3,027,536	3,028,300	-	-	3,028,300

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$15,478,188	$16,128,845	$-	$16,128,845	$-
Residential	3,123,534	3,273,306	-	3,273,306	-
Policy loans	6,674,887	6,674,887	-	-	6,674,887
State-guaranteed receivables	8,085,107	9,392,660	-	9,392,660	-
Other invested assets	3,181,182	3,181,182	-	-	3,181,182
Cash and cash equivalents	4,143,291	4,143,291	4,143,291	-	-
Accrued investment income	5,191,253	5,191,253	-	-	5,191,253
Cash value of company-owned life insurance	11,808,248	11,808,248	-	-	11,808,248

Liabilities:
Policyholder deposits (Investment-type contracts)	53,476,853	53,396,538	-	-	53,396,538
Policy claims	3,672,474	3,672,474	-	-	3,672,474
Obligations under capital leases	943,488	943,488	-	-	943,488
Notes payable	3,031,942	3,033,122	-	-	3,033,122

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments in the accompanying financial statements and notes thereto:

Mortgage loans on real estate: The fair values for mortgage loans are estimated using discounted cash flow analyses. For commercial mortgage loans, the discount rate was assumed to be the interest rate of the last commercial mortgage acquired by the Company. For residential mortgage loans, the discount rate was assumed to be the average yield on recent purchases less an expense factor.

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

NOTE 6 - Earnings per Share

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended March 31, 2014 and 2013 were 1,128,583 and 1,141,886, respectively.

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

	Quarter Ended March 31,
	2014	2013

Revenue:
Preneed and burial products	$11,212,714	$12,354,365
Traditional and universal life products	5,597,532	6,598,299
Administrative and financial services	277,436	327,564
Corporate and other	202,202	337,764
Total revenue	$17,289,884	$19,617,992

Pre-tax income (loss) from operations:
Preneed and burial products	$(308,578)	$(64,975)
Traditional and universal life products	192,491	295,344
Administrative and financial services	46,231	73,559
Corporate and other	2,151	117,925
Total pre-tax income	$(67,705)	$421,853

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

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2010 through 2013 U.S. federal tax years remain subject to income tax examination by tax authorities. We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company will be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. However, should such a circumstance arise, it is our policy to classify any interest and penalties (if applicable) as income tax expense in the financial statements.

NOTE 9 – Other Comprehensive Income (Loss)

The following tables present the pretax components of the Company’s other comprehensive income (loss), and the related income tax expense (benefit) for each component, for the quarters ended March 31, 2014 and 2013.

	Quarter Ended March 31, 2014
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$7,168,195	$2,437,718	$4,730,477
Reclassification adjustment for losses included in income	3,806	761	3,045
Adjustment for effect of deferred acquisition costs	(191,144)	(64,988)	(126,156)
Net unrealized losses on investments	6,980,857	2,373,491	4,607,366
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	97,603	33,185	64,418

Total other comprehensive income	$7,078,460	$2,406,676	$4,671,784

	Quarter Ended March 31, 2013
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during period	$(2,821,090)	$(959,042)	$(1,862,048)
Reclassification adjustment for gains included in income	(87,967)	(29,824)	(58,143)
Adjustment for effect of deferred acquisition costs	113,363	38,543	74,820
Net unrealized losses on investments	(2,795,694)	(950,323)	(1,845,371)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	193,162	65,675	127,487

Total other comprehensive loss	$(2,602,532)	$(884,648)	$(1,717,884)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The change in the components of the Company’s accumulated other comprehensive income, net of tax, for the quarters ended March 31, 2014 and 2013 are as follows:

	Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
For the quarter ended March 31, 2014:
Beginning balance	$9,916,148	$(3,164,157)	$6,751,991
Other comprehensive income before reclassifications	4,604,321	-	4,604,321
Amounts reclassified from accumulated other comprehensive income	3,045	64,418	67,463
Net current period other comprehensive income	4,607,366	64,418	4,671,784
Ending balance	$14,523,514	$(3,099,739)	$11,423,775

For the quarter ended March 31, 2013:
Beginning balance	$28,088,103	$(5,548,379)	$22,539,724
Other comprehensive loss before reclassifications	(1,787,228)	-	(1,787,228)
Amounts reclassified from accumulated other comprehensive income	(58,143)	127,487	69,344
Net current period other comprehensive income (loss)	(1,845,371)	127,487	(1,717,884)
Ending balance	$26,242,732	$(5,420,892)	$20,821,840

The following table presents the pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of income for the quarters ended March 31, 2014 and 2013.

	Quarter Ended March 31,
Reclassification Adjustments	2014	2013
Unrealized gains on available-for-sale securities:
Realized gains (losses) on sale of securities (a)	$(3,806)	$87,967
Income tax benefit (expense) (c)	761	(29,824)
Net of tax	(3,045)	58,143

Defined benefit pension plan:
Amortization of actuarial net loss (b)	(97,603)	(193,162)
Income tax benefit (c)	33,185	65,675
Net of tax	(64,418)	(127,487)

Total reclassifications for the period	$(67,463)	$(69,344)

(a) These items appear within net realized gains (losses) on investments in the consolidated income statements.

(b) These items are included in the computation of net periodic pension cost (see Note 10).

(c) These items appear within federal income taxes in the consolidated income statements.

NOTE 10 – Employee Benefit Plans

Investors Heritage Capital Corporation sponsors a noncontributory defined benefit pension plan. Benefits under this plan were curtailed for covered employees effective as of June 30, 2012, and no further benefits are being earned under this plan. The following table provides the components of our net periodic benefit cost:

	Quarter Ended March 31,
	2014	2013

Service cost	$-	$-
Interest cost	261,264	167,180
Expected return on plan assets	(299,418)	(298,146)
Recognized actuarial net loss	97,603	193,162
Net periodic pension cost	$59,449	$62,196

We previously disclosed in our financial statements for the year ended December 31, 2013 that the Company expected to contribute $900,000 to our defined benefit pension plan during 2014. As of March 31, 2014, the Company had contributed $225,000 to the plan.

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

Investors Heritage Life offers a full line of life insurance products including, but not limited to, whole life, term life, single premium life, multi-pay life and annuities. Investors Heritage Life’s primary lines of business are insurance policies and annuities utilized to fund preneed funeral contracts, policies sold in the senior wealth transfer market, final expense insurance, credit life and credit disability insurance, group term insurance sold through associations, and term life and reducing term life sold through financial institutions.

In our preneed and burial product segment, we currently market the Legacy Gold and Heritage FX Final Expense products. The Legacy Gold life insurance and annuity product series is sold in the preneed market in conjunction with prearranged funerals. The Legacy Gold series includes both single premium and multi-pay policies, and both underwritten and guaranteed issue options are available. The Heritage FX Final Expense product was introduced during the third quarter of 2013 as a replacement for the Heritage Final Expense II product. The Heritage FX product is a non-participating whole life insurance product with simplified underwriting, sold in the final expense product. The Heritage FX product is structured to allow increased production while mitigating surplus strain through the use of reinsurance.

We also marketed our Heritage Advantage final expense product through a third party national master general agent distribution system with an established record and extensive experience in this market. However, in late-2013, we ceased marketing this product in order to limit the production volume to effectively manage the initial surplus strain associated with the product.

Within our traditional and universal life products segment, we currently market two products geared toward wealth preservation in the senior market – the Heritage Solution, a single premium life policy, and the Heritage Provider, a ten pay whole life and single premium immediate annuity combination. These products are currently being sold exclusively through our partnership with Puritan Financial Group and are being underwritten and issued using a third party underwriter with significant experience in that market. Prior to January 1, 2013, this business was being reinsured under a 50% coinsurance arrangement with a life insurance company affiliated with Puritan Financial Group. Effective January 1, 2013, this coinsurance agreement was amended to reinsure 25% of new business with that life insurance company. Additionally, these products were re-priced effective January 1, 2013 to account for lower required valuation rates and the current economic environment.

During 2013, Investors Heritage Life began assuming 75% of the risks on policies sold by affiliated life insurance companies of Puritan Financial Group. The products being assumed are identical to the Heritage Solution and Heritage Provider products currently being written by Investors Heritage Life. However, these reinsurance arrangements allow us to participate in the profitability of these products in certain states where we are not currently marketing.

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

We introduced an association group term product during the second half of 2013. This product provides a monthly renewable term benefit and is being marketed to various association groups.

We also market the Heritage Youth Protector, which is a combination term/whole life plan marketed to parents and grandparents, with issue ages of 0-22. The policy is a term policy until age 25 at which time it automatically converts to a whole life policy with increased premium. Waiver of premium and guaranteed insurability option riders are also available. Initial coverage may be purchased in $5,000 increments from $5,000 to $20,000 per child, with single or annual payment options to age 25. At age 25, the policy becomes an annual pay plan.

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

We utilize a combination of yearly renewable term reinsurance and coinsurance to cede life insurance coverage in excess of our desired retention limits, which in most cases is $25,000 per life. Most of our business is written in the smaller face amount markets and, in the past, claims on larger-case ordinary business caused income fluctuations. This lower retention level has stabilized earnings fluctuations. The lowered retention was achieved by maintaining the established reinsurance treaties and adding additional yearly renewable term treaties for amounts between our desired net amount at risk and the previous retention of $100,000.

Investors Heritage Life continues to market its third party administrative (“TPA”) services as an additional revenue source. These agreements, for various levels of administrative services on behalf of each company, generate fee income for Investors Heritage Life. We currently have six TPA clients for which we provide tailored services to meet each client’s individual business needs. We have been able to perform our TPA services using our existing in-house resources.

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

Investments in Fixed Maturities, Equity Securities, Mortgage Loans and State-Guaranteed Receivables

We hold fixed maturities and equity interests in a variety of companies. Additionally, we originate, underwrite and manage commercial mortgage loans, and we purchase residential mortgage loans through the secondary market. We also own certain investments in state-guaranteed receivables consisting of the future cash flow rights from lottery prize winners. We continuously evaluate all of our investments based on current economic conditions, credit loss experience and other developments. We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in fair value is other-than-temporary in nature. This determination involves a degree of uncertainty.

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

We classify our fixed maturities and equity securities as available-for-sale and carry them at fair value on the balance sheet, with unrealized appreciation (depreciation) relating to temporary market value changes recorded as an adjustment to other comprehensive income (loss), net of adjustments to deferred acquisition costs and federal income taxes. Fair value for these investments is determined using Accounting Standards Codification principles covering Level 1, Level 2 and Level 3 instruments as further discussed in Note 5 to the consolidated financial statements.

The majority of our fixed maturities are Level 2 instruments, for which the fair value is derived from readily available pricing services utilizing recent trades and broker information. Certain liquid equity securities are considered Level 1 instruments and are valued based on publicly available market quotes in an active market. We hold approximately $384,000 in Level 3 financial instruments, comprising 0.1% of our total investments carried at fair value. Fair value for these instruments is derived from unobservable inputs such as non-binding broker quotes and internal models using unobservable assumptions about market participants.

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

We previously disclosed in our financial statements for the year ended December 31, 2013 that we expected to contribute $900,000 to our defined benefit pension plan during 2014. As of March 31, 2014, the Company had contributed $225,000 to the plan.

New Accounting Pronouncements

All new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time or were not expected to have a material impact to the consolidated financial statements.

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

Investors Heritage Life maintains a sound, conservative investment strategy. At March 31, 2014 and December 31, 2013, 90.8% of invested assets consisted of fixed income securities. At March 31, 2014 and December 31, 2013, Investors Heritage Life’s fixed income investments were 96.7% and 96.0% investment grade, respectively, as rated by Standard & Poor’s.

We have reviewed our investment portfolio and do not believe that there are any securities that are other-than-temporarily impaired at March 31, 2014. None of Investors Heritage Life’s fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio. We recorded no other-than-temporary impairment charges in the consolidated statements of income during the quarters ended March 31, 2014 or 2013.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments. As of March 31, 2014, we have only one CMO, with a fair value of approximately $27,000, which has any level of direct subprime exposure. Based on our analysis, we believe this investment is of high quality and expect no losses as a result of subprime concerns. Additionally, we have no Alt-A bond exposure within our current holdings.

During the second quarter of 2013, we entered into an investment advisory agreement to purchase common and preferred stocks in stable areas with a history of strong performance within the real estate sector. The investment advisor has a history of strong performance within these markets. The majority of these funds have been invested in a diversified assortment of regularly traded, exchange listed common stocks. As of March 31, 2014, the largest individual stock position within this group is approximately $282,000. We believe these unrealized losses associated with our common stocks are temporary in nature given the credit quality of the issuers. We believe that these investments will generate positive future results by providing a slightly increased and fully managed exposure to equity markets.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending. As of March 31, 2014, 76.3% of these investments were in commercial properties. Our commercial mortgage loans and certain residential mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers. Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required. We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis.

During the third quarter of 2013, we began evaluating and purchasing residential mortgage loans through the secondary market. We review each mortgage loan opportunity individually, considering both the value of the underlying property and the credit worthiness of the borrower. These loans are typically purchased at a discount to their unpaid principal balance. During the quarter ended March 31, 2014, we purchased residential mortgages through the secondary market totaling approximately $733,000. We are utilizing a third party servicer to administer these loans. We currently anticipate evaluating and making additional residential mortgage loan investments assuming they meet our investment goals and criteria.

At March 31, 2014 and December 31, 2013, 4.1% and 4.0% of invested assets consisted of mortgage loans, respectively. As of March 31, 2014, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 180 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

We own certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. As these payment streams are secured by the states themselves, a key function of our due diligence is the assessment of the states’ ability to meet these obligations. Additionally, each state generally withholds income tax from each payment for which we must file for reimbursement of such tax annually. We carry the state-guaranteed receivables at their amortized cost basis on the balance sheet. As of March 31, 2014, we held approximately $7,931,000 in state-guaranteed receivables, with the largest concentrations in the states of New York, Massachusetts and Georgia totaling approximately $3,769,000, $1,911,000 and $1,481,000, respectively. At March 31, 2014 and December 31, 2013, 1.7% and 1.8%, respectively, of invested assets consisted of state-guaranteed receivables.

Liquidity and Capital Resources

Investors Heritage Life’s principal sources of cash flow used to meet short-term and long-term cash requirements are insurance premiums, which include mortality and expense charges, investment income, and administrative service fees.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement. Management has assessed our position and as of March 31, 2014, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $11,876,836 for the first quarter of 2014 (a decrease of 14.5% compared to the first quarter of 2013). This decrease is primarily due to unanticipated weather-related impacts that hampered new sales across all segments during the first quarter of 2014.

Net investment income was $5,078,982 for the first quarter of 2014 (a decrease of 3.5% compared to the first quarter of 2013). This decrease is primarily driven by the reversal of previously recorded mark-to-market adjustments relative to our investment in derivative, which flows through investment income. This investment was sold during the third quarter of 2013. Low new fixed maturity investment yields also continue to put downward pressure on our investment income. We continue to seek high quality investments while considering alternative investments that can be used to enhance future investment income.

Net realized gains (losses) were ($3,806) and $87,967 for the quarters ended March 31, 2014 and 2013, respectively. All of the activity during these quarters was in the normal course of business. We experienced no other-than-temporary impairments during the quarters ended March 31, 2014 or 2013.

Other income was $337,872 for the first quarter of 2014 (a decrease of 11.3% compared to the first quarter of 2013). This decrease is due to fact that two of our former TPA clients exercised their termination option effective June 15, 2013. These two clients were not immediately replaced. We have added one new TPA client beginning in the second quarter of 2014. We currently expect no further client terminations and anticipate adding additional clients in the future.

Total benefits and expenses were $17,357,589 for the first quarter of 2014 (a decrease of 9.6% compared to the first quarter of 2013). This decrease is primarily driven by lower reserve increases and reduced commissions relative to the lower sales volume in the first quarter of 2014.

After providing for federal income taxes, our net loss was $54,164 with a net loss per share of $0.05 for the first quarter of 2014 as compared to net income of $295,297 with net income per share of $0.26 for the first quarter of 2013.

We declared a dividend of $0.20 per share on February 13, 2014 to shareholders of record on March 14, 2014. This dividend was paid on April 7, 2014.

Business Segments

FASB guidance requires a "management approach" in the presentation of business segments based on how management internally evaluates the operating performance of business units. The discussion of segment operating results that follows is being provided based on segment data prepared using this methodology.

Preneed & Burial Products

Preneed and burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $11,212,714 for the first quarter of 2014 (a decrease of 9.2% compared to the first quarter of 2013). This decrease is predominantly due to the previously mentioned unanticipated weather-related impacts that affected new sales of our preneed products during the first quarter of 2014. Additionally, revenue was impacted by the discontinuation of our Heritage Advantage product sold through the national master general agent distribution system. Low investment yields on new fixed maturity investments also continue to negatively affect our revenue.

Pre-tax loss from operations was $308,578 for the quarter ended March 31, 2014 compared to a pre-tax loss of $64,975 for the quarter ended March 31, 2013. This increase in the pre-tax loss was driven primarily by the previously mentioned reductions in sales volume and reduced net investment income within the segment given the current interest rate environment.

Traditional & Universal Life Products

Traditional and universal life products include traditional life and group life insurance products, certain annuities and universal life products. Revenues for this segment were $5,597,532 for the first quarter of 2014 (a decrease of 15.2% compared to the first quarter of 2013). This decrease is primarily due to the unanticipated weather-related impacts that affected new sales of our products, specifically the Puritan Financial Group products, during the first quarter of 2014. Reduced investment income due to the previously discussed yield pressures has also affected revenue.

Pre-tax income from operations was $192,491 for the quarter ended March 31, 2014 compared to pre-tax income of $295,344 for the quarter ended March 31, 2013. This decrease in pre-tax income was driven primarily by the revenue reductions as previously discussed.

Administrative & Financial Services

Administrative and financial services include the administration of credit life and credit accident and health insurance products. We reinsure 100% of the related underwriting risk on credit products currently produced within this segment. Accordingly, credit product revenue is generated primarily from initiation fees as well as fees for servicing and administering the credit business for our reinsurers. Because the credit product revenue is fee-based, performance is in direct relation to new premium production coupled with fees generated as premiums are earned. Premium production within this segment is also significantly affected by economic conditions within our credit markets, particularly Kentucky.

In addition to credit administration, this segment includes fees generated relative to our third party administrative relationships. We currently provide tailored administrative services for six unaffiliated companies, comprised of four life insurance companies and two holding companies. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting, actuarial services and policy administration.

Revenues for this segment were $277,436 for the first quarter of 2014 (a decrease of 15.3% compared to the first quarter of 2013). Pre-tax income from operations was $46,231 for the quarter ended March 31, 2014 compared to pre-tax income of $73,559 for the quarter ended March 31, 2013. The revenue and pre-tax income decreases are primarily related to the amount and timing of service fees generated from our third party administration relationships compared to the prior period.

Corporate & Other

Corporate and other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $202,202 for the quarter ended March 31, 2014 compared to $337,764 for the quarter ended March 31, 2013. Pre-tax income from operations was $2,152 for the quarter ended March 31, 2014 compared to pre-tax income from operations of $117,925 for the quarter ended March 31, 2013. These changes are primarily due to the changes associated with mark-to-market adjustment relative to our previously owned investment in derivative. This adjustment was completely reversed during the third quarter of 2013 in conjunction with the sale of the market-linked note.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, less than 1% of our consolidated revenues were generated by those subsidiaries. During the quarter ended March 31, 2014, Investors Heritage Capital received no dividends from Investors Heritage Financial or Investors Heritage Printing and no distributions from At Need Funding. The potential exists for dividend payments and distributions over the remainder of 2014 as any needs arise.

Federal Income Taxes

The provision (benefit) for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Our effective tax rate was 20.0% and 30.0% for the quarters ended March 31, 2014 and 2013, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of March 31, 2014.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 15, 2014, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: May 15, 2014	President

BY: /s/Larry Johnson
Larry Johnson
DATE: May 15, 2014	Vice President - Chief Financial Officer