Form 10-Q
period 2014-06-30
Investors Heritage Capital Corp
filed 2014-08-14
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________

FORM 10-Q

 ____________________________________________

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

____________________________________________

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
____________________________________________

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

Number of outstanding shares as of August 14, 2014 - 1,125,413.451

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
ASSETS	2014	2013
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $405,328,455 and $402,396,191)	$434,742,762	$417,909,105
Equity securities (cost: $6,066,855 and $5,888,361)	6,672,308	5,818,333
Mortgage loans on real estate	19,104,706	18,601,722
Policy loans	6,681,655	6,674,887
State-guaranteed receivables	7,938,601	8,085,107
Other invested assets	3,327,871	3,181,182
Total investments	478,467,903	460,270,336
Cash and cash equivalents	4,133,711	4,143,291
Accrued investment income	5,289,921	5,191,253
Due premiums	3,383,749	3,368,008
Deferred acquisition costs	18,190,751	18,822,481
Value of business acquired	343,862	386,056
Leased property under capital leases	776,198	1,005,523
Property and equipment	1,142,643	1,042,748
Cash value of company-owned life insurance	11,603,169	11,808,248
Other assets	1,824,414	1,901,946
Amounts recoverable from reinsurers	55,326,178	55,669,088
Total assets	$580,482,499	$563,608,978

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$483,631,491	$480,151,818
Unearned premium reserves	8,083,202	8,189,640
Policy claims	2,925,685	3,672,474
Liability for deposit-type contracts	3,326,787	3,283,960
Reserves for dividends and endowments and other	424,231	408,555
Total policy liabilities	498,391,396	495,706,447
Deferred federal income tax liability	9,439,030	4,604,891
Obligations under capital leases	712,053	943,488
Notes payable	2,971,485	3,031,942
Accrued pension liability	2,361,534	2,887,843
Other liabilities	3,576,839	2,787,099
Total liabilities	517,452,337	509,961,710

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,125,413 and 1,128,583)	1,125,413	1,128,583
Paid-in surplus	8,908,243	8,908,243
Accumulated other comprehensive income	16,251,739	6,751,991
Retained earnings	36,744,767	36,858,451
Total stockholders' equity	63,030,162	53,647,268
Total liabilities and stockholders' equity	$580,482,499	$563,608,978

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE
Premiums and other considerations	$14,610,152	$19,008,321	$29,842,638	$36,903,377
Premiums ceded	(2,829,466)	(3,573,782)	(6,185,116)	(7,581,075)
Net premiums	11,780,686	15,434,539	23,657,522	29,322,302

Investment income, net of expenses	5,174,624	5,269,708	10,253,606	10,530,999
Net realized gains (losses) on investments	72,665	(24,716)	68,859	63,251
Other income	536,987	365,806	874,859	746,777
Total revenue	17,564,962	21,045,337	34,854,846	40,663,329

BENEFITS AND EXPENSES
Death and other benefits	10,282,489	12,048,971	21,303,533	23,179,512
Guaranteed annual endowments	119,928	128,264	223,738	237,748
Dividends to policyholders	105,299	128,183	188,682	229,001
Increase in benefit reserves and unearned premiums	2,569,701	5,697,008	4,548,392	9,243,812
Acquisition costs deferred	(1,563,362)	(2,472,881)	(3,315,343)	(4,651,602)
Amortization of deferred acquisition costs	1,780,950	2,057,154	3,568,551	3,800,031
Commissions	1,139,201	1,925,656	2,446,061	3,668,129
Other general and administrative expenses	2,837,816	3,048,012	5,665,997	6,049,875
Total benefits and expenses	17,272,022	22,560,367	34,629,611	41,756,506

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES	292,940	(1,515,030)	225,235	(1,093,177)

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	78,131	(509,115)	104,718	(466,574)
Deferred	(19,543)	54,606	(59,671)	138,621
Total federal income taxes	58,588	(454,509)	45,047	(327,953)

NET INCOME (LOSS)	$234,352	$(1,060,521)	$180,188	$(765,224)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.21	$(0.93)	$0.16	$(0.67)

DIVIDENDS PER SHARE	$-	$-	$0.20	$0.25

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

NET INCOME (LOSS)	$234,352	$(1,060,521)	$180,188	$(765,224)

OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period	7,477,538	(18,973,830)	14,645,733	(21,794,920)
Reclassification adjustment for losses (gains) included in income	(72,665)	10,710	(68,859)	(77,257)
Adjustment for effects of deferred acquisition costs	(187,378)	557,230	(378,522)	670,593
Net unrealized gains (losses) on investments	7,217,495	(18,405,890)	14,198,352	(21,201,584)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	97,603	193,162	195,206	386,324

Other comprehensive income (loss) before income taxes	7,315,098	(18,212,728)	14,393,558	(20,815,260)

Income tax expense (benefit)	2,487,134	(6,203,004)	4,893,810	(7,087,652)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	4,827,964	(12,009,724)	9,499,748	(13,727,608)

COMPREHENSIVE INCOME (LOSS)	$5,062,316	$(13,070,245)	$9,679,936	$(14,492,832)

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income	Earnings	Equity

BALANCE, JANUARY 1, 2013	$1,141,886	$8,908,243	$22,539,724	$35,642,931	$68,232,784

Net loss	-	-	-	(765,224)	(765,224)
Other comprehensive loss, net	-	-	(13,727,608)	-	(13,727,608)
Cash dividends	-	-	-	(285,471)	(285,471)
Repurchases of common stock, net	(5,154)	-	-	(113,404)	(118,558)
BALANCE, JUNE 30, 2013	$1,136,732	$8,908,243	$8,812,116	$34,478,832	$53,335,923

BALANCE, JANUARY 1, 2014	$1,128,583	$8,908,243	$6,751,991	$36,858,451	$53,647,268

Net income	-	-	-	180,188	180,188
Other comprehensive income, net	-	-	9,499,748	-	9,499,748
Cash dividends	-	-	-	(225,717)	(225,717)
Repurchases of common stock, net	(3,170)	-	-	(68,155)	(71,325)
BALANCE, JUNE 30, 2014	$1,125,413	$8,908,243	$16,251,739	$36,744,767	$63,030,162

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013

NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,516,252	$7,623,348

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(20,568,659)	(36,098,086)
Sales of available-for-sale securities	4,047,573	908,149
Maturities of available-for-sale securities	13,181,406	27,756,207
Acquisitions of mortgage loans on real estate	(2,554,413)	(505,800)
Payments of mortgage loans on real estate	2,061,777	715,685
Payments of state-guaranteed receivables	431,020	301,020
Net reductions (additions) of other investments	(153,457)	39,832
Net additions to property and equipment	(208,576)	(66,817)
NET CASH USED IN INVESTING ACTIVITIES	(3,763,329)	(6,949,810)

FINANCING ACTIVITIES
Policyholder account deposits	2,411,877	2,715,340
Policyholder account withdrawals	(3,816,881)	(4,973,942)
Payments on notes payable	(1,619,716)	(2,088,646)
Proceeds from notes payable	1,559,259	2,041,172
Dividends paid	(225,717)	(285,471)
Repurchases of common stock, net	(71,325)	(118,558)
NET CASH USED IN FINANCING ACTIVITIES	(1,762,503)	(2,710,105)

DECREASE IN CASH AND CASH EQUIVALENTS	(9,580)	(2,036,567)
Cash and cash equivalents at beginning of period	4,143,291	6,009,905
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,133,711	$3,973,338

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2013, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management has evaluated all events subsequent to June 30, 2014 through the date that these financial statements have been issued.

NOTE 3 – New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance regarding accounting for revenue recognition that identifies the accounting treatment for an entity’s contracts with customers. Certain contracts, including insurance contracts, are specifically excluded from this guidance. This guidance is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company has not yet adopted this guidance, but it is not expected to have a material impact on our Company’s financial position, cash flows or results of operations.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time or were not expected to have a material impact to the consolidated financial statements.

NOTE 4 – Investments

Investments in available-for-sale securities are summarized as follows:

		Gross	Gross
June 30, 2014	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$32,299,152	$938,164	$90,810	$33,146,506
States and political subdivisions	38,679,485	4,988,285	-	43,667,770
Corporate	218,381,654	17,968,264	289,245	236,060,673
Foreign	63,810,146	3,516,199	135,140	67,191,205
Asset-backed securities	1,580,807	62,516	-	1,643,323
Mortgage-backed securities (MBS):
Commercial MBS	7,347,396	222,740	38	7,570,098
Residential MBS	43,229,815	2,233,372	-	45,463,187
Total fixed maturity securities	405,328,455	29,929,540	515,233	434,742,762
Equity securities:
U.S. agencies	707,900	-	-	707,900
Mutual funds	318,284	38,341	-	356,625
Corporate common stock	5,040,671	699,065	131,953	5,607,783
Total equity securities	6,066,855	737,406	131,953	6,672,308
Total	$411,395,310	$30,666,946	$647,186	$441,415,070

		Gross	Gross
December 31, 2013	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$34,485,660	$793,701	$703,570	$34,575,791
States and political subdivisions	39,910,030	3,145,632	60,898	42,994,764
Corporate	217,659,449	12,535,411	2,251,886	227,942,974
Foreign	56,960,366	2,081,436	1,395,450	57,646,352
Asset-backed securities	2,677,953	109,417	-	2,787,370
Mortgage-backed securities (MBS):
Commercial MBS	4,252,765	160,955	-	4,413,720
Residential MBS	46,449,968	1,443,228	345,062	47,548,134
Total fixed maturity securities	402,396,191	20,269,780	4,756,866	417,909,105
Equity securities:
U.S. agencies	687,000	-	-	687,000
Mutual funds	318,283	1,356	-	319,639
Corporate common stock	4,883,078	422,880	494,264	4,811,694
Total equity securities	5,888,361	424,236	494,264	5,818,333
Total	$408,284,552	$20,694,016	$5,251,130	$423,727,438

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	June 30, 2014			December 31, 2013
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$-	$-	-	$17,401,555	$703,570	3
States and political subdivisions	-	-	-	1,239,103	60,898	2
Corporate	2,000,636	7,167	1	56,249,758	2,076,123	37
Foreign	4,363,294	18,539	3	26,858,417	1,395,450	15
Commercial MBS	64,371	38	1	-	-	-
Residential MBS	-	-	-	18,187,588	345,062	4
Greater than 12 months:
U.S. government obligations	7,681,258	90,810	1	-	-	-
Corporate	4,394,471	282,078	4	1,072,341	175,763	1
Foreign	7,036,987	116,601	3	-	-	-
Total fixed maturities	25,541,017	515,233	13	121,008,762	4,756,866	62

Equities:
Less than 12 months:
Corporate common stock	275,396	16,003	6	2,806,072	494,264	24
Greater than 12 months:
Corporate common stock	1,341,361	115,950	11	-	-	-
Total equities	1,616,757	131,953	17	2,806,072	494,264	24

Total	$27,157,774	$647,186	30	$123,814,834	$5,251,130	86

As of June 30, 2014, all of the above fixed maturity securities individually had a fair value to cost ratio equal to or greater than 88% and the equity securities had a fair value to cost ratio equal to or exceeding 82%. As of December 31, 2013, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 84% and the equity securities noted above had a fair value to cost ratio equal to or greater than 70%.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer. The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value. For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains (losses) in the consolidated statements of income. Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost. Based on our review, the Company experienced no other-than-temporary impairments during the quarters or six months ended June 30, 2014 or 2013.

Management believes that the Company will fully recover its cost basis in the securities held at June 30, 2014, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	June 30,	December 31,
	2014	2013
Net unrealized appreciation on available-for sale securities	$30,019,760	$15,442,886
Adjustment to deferred acquisition costs	(796,941)	(418,419)
Deferred income taxes	(9,935,759)	(5,108,319)
Net unrealized appreciation on available-for sale securities	$19,287,060	$9,916,148

The amortized cost and fair value of fixed maturity securities at June 30, 2014, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$4,563,723	$4,680,629
Due after one year through five years	75,557,902	83,659,927
Due after five years through ten years	194,689,572	207,057,787
Due after ten years	49,881,996	55,616,632
Due at multiple maturity dates	80,635,262	83,727,787
Total	$405,328,455	$434,742,762

Proceeds for the quarters and six months ended June 30, 2014 and 2013 from sales and maturities of investments in available-for-sale securities, as well as gross gains and gross losses realized, are presented below.

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from sales and maturities	$10,078,931	$16,566,630	$17,228,979	$28,664,356
Gross realized gains	152,138	5,719	173,810	108,383
Gross realized losses	(79,473)	(16,429)	(104,951)	(31,126)

The table below shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities for the quarters and six months ended June 30, 2014 and 2013.

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Change in unrealized investment gains (losses):
Available-for-sale:
Fixed maturities	$7,041,196	$(18,548,532)	$13,901,393	$(21,480,323)
Equity securities	363,677	(414,588)	675,481	(391,854)
Realized investment gains (losses):
Available-for-sale:
Fixed maturities	$68,188	$1,680	$68,188	$89,647
Equity securities	4,477	(12,390)	671	(12,390)

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At June 30, 2014 and December 31, 2013, these required deposits had a total fair value of $24,446,501 and $25,209,390, respectively.

The Company also engages in commercial and residential mortgage lending. As of June 30, 2014 and December 31, 2013, 69.5% and 83.2%, respectively, of these investments were in commercial properties. All commercial mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers. Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required. We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis. As of June 30, 2014 and December 31, 2013, there were no non-performing loans, loans on nonaccrual status, loans 90 days past due or more, loans in process of foreclosure, or restructured loans. The Company experienced no mortgage loan defaults during the quarters or six months ended June 30, 2014 and 2013.

During 2013, we began evaluating and purchasing residential mortgage loans through the secondary market. We review each mortgage loan opportunity individually, considering both the value of the underlying property and the credit worthiness of the borrower. During the quarter and six months ended June 30, 2014, we purchased residential mortgages through the secondary market totaling approximately $1,522,000 and $2,254,000, respectively. During the year ended December 31, 2013, we purchased residential mortgages through the secondary market totaling approximately $2,116,000. We are utilizing a third party servicer to administer these loans.

The Company owns certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. The state-guaranteed receivables are carried at their amortized cost basis on the balance sheet. At June 30, 2014, the amortized cost and estimated fair value of state-guaranteed receivables, by contractual maturity, are summarized as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$701,042	$710,324
Due after one year through five years	2,466,328	2,678,524
Due after five years through ten years	2,926,813	3,592,598
Due after ten years	1,844,418	2,581,021
Total	$7,938,601	$9,562,467

The amortized cost of state-guaranteed receivables, by state, is summarized as follows:

	June 30,	December 31,
	2014	2013
New York	$3,746,128	$3,880,368
Massachusetts	1,918,175	1,927,350
Georgia	1,510,514	1,500,719
Pennsylvania	294,809	284,756
Texas	220,048	212,447
California	181,928	195,593
Ohio	66,999	83,874
Total	$7,938,601	$8,085,107

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

Major categories of net investment income are summarized as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fixed maturities	$4,729,760	$4,798,389	$9,438,841	$9,605,911
Equity securities	75,841	35,836	127,478	49,731
Mortgage loans on real estate	352,824	274,334	656,700	552,398
Policy loans	118,448	117,978	235,377	236,090
State-guaranteed receivables	140,719	143,622	284,514	289,876
Gain on investment in derivative	-	121,500	-	243,000
Other	60,429	60,559	117,486	119,013
Gross investment income	5,478,021	5,552,218	10,860,396	11,096,019
Investment expenses	303,397	282,510	606,790	565,020
Net investment income	$5,174,624	$5,269,708	$10,253,606	$10,530,999

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

The following table presents the Company’s fair value hierarchy for those financial instruments measured and reported at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$33,146,506	$-	$33,146,506
States and political subdivisions	-	43,667,770	-	43,667,770
Corporate	-	236,060,673	-	236,060,673
Foreign	-	67,191,205	-	67,191,205
Asset-backed securities	-	1,643,323	-	1,643,323
Mortgage-backed securities:
Commercial MBS	-	7,570,098	-	7,570,098
Residential MBS	-	45,463,187	-	45,463,187
Total fixed maturities	$-	$434,742,762	$-	$434,742,762

Equity securities:
U.S. agencies	$707,900	$-	$-	$707,900
Mutual funds	356,625	-	-	356,625
Corporate common stock	5,223,783	-	384,000	5,607,783
Total equity securities	$6,288,308	$-	$384,000	$6,672,308

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$34,575,791	$-	$34,575,791
States and political subdivisions	-	42,994,764	-	42,994,764
Corporate	-	227,942,974	-	227,942,974
Foreign	-	57,646,352	-	57,646,352
Asset-backed securities	-	2,787,370	-	2,787,370
Mortgage-backed securities:
Commercial MBS	-	4,413,720	-	4,413,720
Residential MBS	-	47,548,134	-	47,548,134
Total fixed maturities	$-	$417,909,105	$-	$417,909,105

Equity securities:
U.S. agencies	$687,000	$-	$-	$687,000
Mutual funds	319,639	-	-	319,639
Corporate common stock	4,427,694	-	384,000	4,811,694
Total equity securities	$5,434,333	$-	$384,000	$5,818,333

The following table provides a summary of changes in fair value of our Level 3 financial instruments reported at fair value for the quarters and six months ended June 30, 2014 and 2013.

Quarter Ended June 30, 2014
			Corporate	Investment
			Common	in
	Corporate	Foreign	Stock	Derivative	Total
Beginning balance	$-	$-	$384,000	$-	$384,000
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Purchases	-	-	-	-	-
Sales	-	-	-	-	-
Total gains or losses:
Included in earnings	-	-	-	-	-
Included in other comprehensive income	-	-	-	-	-
Ending balance	$-	$-	$384,000	$-	$384,000

	Quarter Ended June 30, 2013
			Corporate	Investment
			Common	in
	Corporate	Foreign	Stock	Derivative	Total
Beginning balance	$2,033,750	$-	$384,000	$764,100	$3,181,850
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Purchases	-	2,025,000	-	-	2,025,000
Sales	-	(335)	-	-	(335)
Total gains or losses:
Included in earnings	-	-	-	121,500	121,500
Included in other comprehensive income	(143,750)	(29,665)	-	-	(173,415)
Ending balance	$1,890,000	$1,995,000	$384,000	$885,600	$5,154,600

Six Months Ended June 30, 2014
			Corporate	Investment
			Common	in
	Corporate	Foreign	Stock	Derivative	Total
Beginning balance	$-	$-	$384,000	$-	$384,000
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Purchases	-	-	-	-	-
Sales	-	-	-	-	-
Total gains or losses:
Included in earnings	-	-	-	-	-
Included in other comprehensive loss	-	-	-	-	-
Ending balance	$-	$-	$384,000	$-	$384,000

	Six Months Ended June 30, 2013
			Corporate	Investment
			Common	in
	Corporate	Foreign	Stock	Derivative	Total
Beginning balance	$3,834,470	$-	$384,000	$642,600	$4,861,070
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	(3,834,470)	-	-	-	(3,834,470)
Purchases	2,000,000	2,025,000	-	-	4,025,000
Sales	-	(335)	-	-	(335)
Total gains or losses:
Included in earnings	-	-	-	243,000	243,000
Included in other comprehensive income	(110,000)	(29,665)	-	-	(139,665)
Ending balance	$1,890,000	$1,995,000	$384,000	$885,600	$5,154,600

The Company experienced no transfers between Level 1 and Level 2 during the quarters or six months ended June 30, 2014 or 2013. The Company experienced no transfers between Level 2 and Level 3 during the quarter or six months ended June 30, 2014. The Company experienced no transfers between Level 2 and Level 3 during the quarter ended June 30, 2013. The Company had four corporate fixed maturities that transferred from Level 3 to Level 2 during the six months ended June 30, 2013. Transfers in and/or out of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

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

Financial Instruments Disclosed, but not Carried, at Fair Value

The following disclosure presents the carrying values and estimated fair values of the Company’s financial instruments disclosed, but not carried, at fair value as of June 30, 2014 and December 31, 2013, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis. The fair values for insurance contracts other than investment-type contracts are not required to be disclosed. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment was required to interpret market data to develop these estimates. Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	June 30, 2014
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$13,283,850	$14,101,357	$-	$-	$14,101,357
Residential	5,820,856	6,347,380	-	-	6,347,380
Policy loans	6,681,655	6,681,655	-	-	6,681,655
State-guaranteed receivables	7,938,601	9,562,467	-	9,562,467	-
Other invested assets	3,327,871	3,327,871	-	-	3,327,871
Cash and cash equivalents	4,133,711	4,133,711	4,133,711	-	-
Accrued investment income	5,289,921	5,289,921	-	-	5,289,921
Cash value of company-owned life insurance	11,603,169	11,603,169	-	-	11,603,169

Liabilities:
Policyholder deposits (Investment-type contracts)	53,589,733	54,436,078	-	-	54,436,078
Policy claims	2,925,685	2,925,685	-	-	2,925,685
Obligations under capital leases	712,053	712,053	-	-	712,053
Notes payable	2,971,485	2,971,924	-	-	2,971,924

	December 31, 2013
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$15,478,188	$16,128,845	$-	$16,128,845	$-
Residential	3,123,534	3,273,306	-	3,273,306	-
Policy loans	6,674,887	6,674,887	-	-	6,674,887
State-guaranteed receivables	8,085,107	9,392,660	-	9,392,660	-
Other invested assets	3,181,182	3,181,182	-	-	3,181,182
Cash and cash equivalents	4,143,291	4,143,291	4,143,291	-	-
Accrued investment income	5,191,253	5,191,253	-	-	5,191,253
Cash value of company-owned life insurance	11,808,248	11,808,248	-	-	11,808,248

Liabilities:
Policyholder deposits (Investment-type contracts)	53,476,853	53,396,538	-	-	53,396,538
Policy claims	3,672,474	3,672,474	-	-	3,672,474
Obligations under capital leases	943,488	943,488	-	-	943,488
Notes payable	3,031,942	3,033,122	-	-	3,033,122

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments in the accompanying financial statements and notes thereto:

Mortgage loans on real estate: The fair values for mortgage loans are estimated using discounted cash flow analyses. For commercial mortgage loans, the discount rate was assumed to be the interest rate of the last commercial mortgage acquired by the Company. For residential mortgage loans, the discount rate was assumed to be the average yield on recent purchases less an expense factor. These investment fair values were moved from Level 2 to Level 3 in the fair value hierarchy during the second quarter of 2014 given the expansion of our residential mortgage loans and the unobservable inputs used to determine those fair values.

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

NOTE 6 - Earnings per Share

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended June 30, 2014 and 2013 were 1,127,225 and 1,140,116, respectively. The weighted average number of shares outstanding for the six months ended June 30, 2014 and 2013 were 1,127,900 and 1,140,996, respectively.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue:
Preneed and burial products	$12,378,694	$12,906,857	$23,591,408	$25,261,222
Traditional and universal life products	4,499,730	7,531,626	10,097,262	14,129,925
Administrative and financial services	348,573	315,948	626,009	643,512
Corporate and other	337,965	290,906	540,167	628,670
Total revenue	$17,564,962	$21,045,337	$34,854,846	$40,663,329

Pre-tax income (loss) from operations:
Preneed and burial products	$(50,136)	$72,185	$(358,714)	$7,210
Traditional and universal life products	88,686	(1,694,923)	281,177	(1,399,579)
Administrative and financial services	67,678	55,259	113,909	128,818
Corporate and other	186,712	52,449	188,863	170,374
Total pre-tax income (loss)	$292,940	$(1,515,030)	$225,235	$(1,093,177)

Included in the Corporate and other revenue and pre-tax income above and as a component of other income in the consolidated income statement for the quarter and six months ended June 30, 2014 is $141,907 of net life insurance proceeds received under a company-owned life insurance policy upon the death of a former board member.

At June 30, 2013, the Company’s death and other benefits included an additional amount totaling $2,029,462 relative to a comparison of our life insurance policies against the Social Security Death Master File. This comparison was performed in compliance with a recently enacted Kentucky state law which follows a model law adopted by the National Conference of Insurance Legislators. This amount primarily affects the traditional and universal life segment, along with a much smaller impact on the final expense portion of the preneed and burial segment. The Company is in the process of researching the potential matches to determine that a valid claim exists, to locate beneficiaries and to pay benefits accordingly.

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

NOTE 9 – Other Comprehensive Income (Loss)

The following tables present the pretax components of the Company’s other comprehensive income (loss), and the related income tax expense (benefit) for each component, for the quarters and six months ended June 30, 2014 and 2013.

	Quarter Ended June 30, 2014
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$7,477,538	$2,532,191	$4,945,347
Reclassification adjustment for gains included in income	(72,665)	(14,533)	(58,132)
Adjustment for effect of deferred acquisition costs	(187,378)	(63,709)	(123,669)
Net unrealized gains on investments	7,217,495	2,453,949	4,763,546
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	97,603	33,185	64,418

Total other comprehensive income	$7,315,098	$2,487,134	$4,827,964

	Quarter Ended June 30, 2013
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during period	$(18,973,830)	$(6,455,742)	$(12,518,088)
Reclassification adjustment for losses included in income	10,710	(2,394)	13,104
Adjustment for effect of deferred acquisition costs	557,230	189,457	367,773
Net unrealized losses on investments	(18,405,890)	(6,268,679)	(12,137,211)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	193,162	65,675	127,487

Total other comprehensive loss	$(18,212,728)	$(6,203,004)	$(12,009,724)

	Six Months Ended June 30, 2014
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$14,645,733	$4,969,909	$9,675,824
Reclassification adjustment for gains included in income	(68,859)	(13,772)	(55,087)
Adjustment for effect of deferred acquisition costs	(378,522)	(128,697)	(249,825)
Net unrealized gains on investments	14,198,352	4,827,440	9,370,912
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	195,206	66,370	128,836

Total other comprehensive income	$14,393,558	$4,893,810	$9,499,748

	Six Months Ended June 30, 2013
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during period	$(21,794,920)	$(7,414,784)	$(14,380,136)
Reclassification adjustment for gains included in income	(77,257)	(32,218)	(45,039)
Adjustment for effect of deferred acquisition costs	670,593	228,000	442,593
Net unrealized losses on investments	(21,201,584)	(7,219,002)	(13,982,582)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	386,324	131,350	254,974

Total other comprehensive loss	$(20,815,260)	$(7,087,652)	$(13,727,608)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The change in the components of the Company’s accumulated other comprehensive income, net of tax, for the six months ended June 30, 2014 and 2013 are as follows:

	Unrealized Gains	Defined	Accumulated
	(Losses) on	Benefit	Other
	Available-For-Sale	Pension	Comprehensive
	Securities	Plan	Income
For the six months ended June 30, 2014:
Beginning balance	$9,916,148	$(3,164,157)	$6,751,991
Other comprehensive income before reclassifications	9,425,999	-	9,425,999
Amounts reclassified from accumulated other comprehensive income	(55,087)	128,836	73,749
Net current period other comprehensive income	9,370,912	128,836	9,499,748
Ending balance	$19,287,060	$(3,035,321)	$16,251,739

For the six months ended June 30, 2013:
Beginning balance	$28,088,103	$(5,548,379)	$22,539,724
Other comprehensive loss before reclassifications	(13,937,543)	-	(13,937,543)
Amounts reclassified from accumulated other comprehensive income	(45,039)	254,974	209,935
Net current period other comprehensive income (loss)	(13,982,582)	254,974	(13,727,608)
Ending balance	$14,105,521	$(5,293,405)	$8,812,116

The following table presents the pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of income for the quarters and six months ended June 30, 2014 and 2013.

	Quarter Ended June 30,		Six Months Ended June 30,
Reclassification Adjustments	2014	2013	2014	2013
Unrealized gains on available-for-sale securities:
Realized gains (losses) on sale of securities (a)	$72,665	$(10,710)	$68,859	$77,257
Income tax benefit (expense) (c)	(14,533)	(2,394)	(13,772)	(32,218)
Net of tax	58,132	(13,104)	55,087	45,039

Defined benefit pension plan:
Amortization of actuarial net loss (b)	(97,603)	(193,162)	(195,206)	(386,324)
Income tax benefit (c)	33,185	65,675	66,370	131,350
Net of tax	(64,418)	(127,487)	(128,836)	(254,974)

Total reclassifications for the period	$(6,286)	$(140,591)	$(73,749)	$(209,935)

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

NOTE 10 – Employee Benefit Plans

Investors Heritage Capital Corporation sponsors a noncontributory defined benefit pension plan. Benefits under this plan were curtailed for covered employees effective as of June 30, 2012, and no further benefits are being earned under this plan. The following table provides the components of our net periodic benefit cost:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Service cost	$-	$-	$-	$-
Interest cost	261,264	167,180	522,528	334,360
Expected return on plan assets	(299,419)	(298,146)	(598,837)	(596,292)
Recognized actuarial net loss	97,603	193,162	195,206	386,324
Net periodic pension cost	$59,448	$62,196	$118,897	$124,392

We previously disclosed in our financial statements for the year ended December 31, 2013 that the Company expected to contribute $900,000 to our defined benefit pension plan during 2014. As of June 30, 2014, the Company had contributed $450,000 to the plan.

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

We previously disclosed in our financial statements for the year ended December 31, 2013 that we expected to contribute $900,000 to our defined benefit pension plan during 2014. As of June 30, 2014, the Company had contributed $450,000 to the plan.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued guidance regarding accounting for revenue recognition that identifies the accounting treatment for an entity’s contracts with customers. Certain contracts, including insurance contracts, are specifically excluded from this guidance. This guidance is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We have not yet adopted this guidance, but it is not expected to have a material impact on our financial position, cash flows or results of operations.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time or were not expected to have a material impact to the consolidated financial statements.

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

Investors Heritage Life maintains a sound, conservative investment strategy. At June 30, 2014 and December 31, 2013, 90.9% and 90.8%, respectively, of invested assets consisted of fixed income securities. At June 30, 2014 and December 31, 2013, Investors Heritage Life’s fixed income investments were 96.8% and 96.0% investment grade, respectively, as rated by Standard & Poor’s.

We have reviewed our investment portfolio and do not believe that there are any securities that are other-than-temporarily impaired at June 30, 2014. None of Investors Heritage Life’s fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio. We recorded no other-than-temporary impairment charges in the consolidated statements of income during the quarters or six months ended June 30, 2014 or 2013.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments. As of June 30, 2014, we have only one CMO, with a fair value of approximately $2,700, which has any level of direct subprime exposure. Based on our analysis, we expect no losses as a result of subprime concerns. Additionally, we have no Alt-A bond exposure within our current holdings.

During the second quarter of 2013, we entered into an investment advisory agreement to purchase common and preferred stocks in stable areas within the real estate sector. The investment advisor has a history of strong performance within these markets. The majority of these funds have been invested in a diversified assortment of regularly traded, exchange listed common stocks. As of June 30, 2014, the largest individual stock position within this group is approximately $307,000. We believe the unrealized losses associated with our common stocks are temporary in nature given the credit quality of the issuers. We believe that these investments will generate positive future results by providing a slightly increased and fully managed exposure to equity markets.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending. As of June 30, 2014, 69.5% of these investments were in commercial properties. Our commercial mortgage loans and certain residential mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers. Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required. We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis.

During the third quarter of 2013, we began evaluating and purchasing residential mortgage loans through the secondary market. We review each mortgage loan opportunity individually, considering both the value of the underlying property and the credit worthiness of the borrower. These loans are typically purchased at a discount to their unpaid principal balance. During the quarter and six months ended June 30, 2014, we purchased residential mortgages through the secondary market totaling approximately $1,522,000 and $2,254,000, respectively. We are utilizing a third party servicer to administer these loans. We currently anticipate evaluating and making additional residential mortgage loan investments assuming they meet our investment goals and criteria.

At June 30, 2014 and December 31, 2013, 4.0% of invested assets consisted of mortgage loans. As of June 30, 2014, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 180 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

We own certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. As these payment streams are secured by the states themselves, a key function of our due diligence is the assessment of the states’ ability to meet these obligations. Additionally, each state generally withholds income tax from each payment for which we must file for reimbursement of such tax annually. We carry the state-guaranteed receivables at their amortized cost basis on the balance sheet. As of June 30, 2014, we held approximately $7,939,000 in state-guaranteed receivables, with the largest concentrations in the states of New York, Massachusetts and Georgia totaling approximately $3,746,000, $1,918,000 and $1,511,000, respectively. At June 30, 2014 and December 31, 2013, 1.7% and 1.8%, respectively, of invested assets consisted of state-guaranteed receivables.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement. Management has assessed our position and as of June 30, 2014, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $11,780,686 for the second quarter of 2014 (a decrease of 23.7% compared to the second quarter of 2013) and $23,657,522 for the six months ended June 30, 2014 (a decrease of 19.3% compared to the corresponding period in 2013). These decreases are primarily due to unanticipated weather-related impacts that hampered new sales across all segments during the first quarter of 2014 in addition to lower sales of the Puritan product offerings as compared to the prior year.

Net investment income was $5,174,624 for the second quarter of 2014 (a decrease of 1.8% compared to the second quarter of 2013) and $10,253,606 for the six months ended June 30, 2014 (a decrease of 2.6% compared to the corresponding period in 2013). These decreases are primarily driven by the reversal of previously recorded mark-to-market adjustments relative to our investment in derivative, which flows through investment income. This investment was sold during the third quarter of 2013. Low new fixed maturity investment yields continue to put downward pressure on our investment income. We continue to seek high quality investments while considering alternative investments that can be used to enhance future investment income.

Net realized gains (losses) on investments were $72,665 and $68,859 for the quarter and six months ended June 30, 2014, respectively, compared to ($24,716) and $63,251 for the quarter and six months ended June 30, 2013, respectively. Other than a realized loss of $14,006 relative to the demolition of a Company-owned building during the quarter and six months ended June 30, 2013, the activity during each of these periods was in the normal course of business. We experienced no other-than-temporary impairments during the quarters or six months ended June 30, 2014 or 2013.

Other income was $536,987 for the second quarter of 2014 (an increase of 46.8% compared to the second quarter of 2013) and $874,859 for the six months ended June 30, 2014 (an increase of 17.2% compared to the corresponding period in 2013). These increases are principally due to $141,907 of net life insurance proceeds received under a company-owned life insurance policy upon the death of a former board member during the second quarter of 2014.

Total benefits and expenses were $17,272,022 for the second quarter of 2014 (a decrease of 23.4% compared to the second quarter of 2013) and $34,629,611 for the six months ended June 30, 2014 (a decrease of 17.1% compared to the corresponding period in 2013). These decreases are primarily driven by lower reserve increases and reduced commissions relative to the lower sales volume in the first six months of 2014. Additionally, for the quarter and six months ended June 30, 2013, death and other benefits included an additional amount totaling $2,029,462 relative to a comparison of our life insurance policies against the Social Security Death Master File. This comparison was performed in compliance with a recently enacted Kentucky state law which follows a model law adopted by the National Conference of Insurance Legislators. This amount primarily affects the traditional and universal life segment, along with a much smaller impact on the final expense portion of the preneed and burial segment. We are in the process of researching the potential matches to determine that a valid claim exists, to locate beneficiaries and to pay benefits accordingly.

After providing for federal income taxes, our net income was $234,352 with net income per share of $0.21 for the second quarter of 2014 compared to a net loss of $1,060,521 with a net loss per share of $0.93 for the second quarter of 2013. Our net income was $180,188 with net income per share of $0.16 for the six months ended June 30, 2014 compared to a net loss of $765,224 with a net loss per share of $0.67 for the six months ended June 30, 2013.

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

Preneed & Burial Products

Preneed and burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $12,378,694 for the second quarter of 2014 (a decrease of 4.1% compared to the second quarter of 2013) and $23,591,408 for the six months ended June 30, 2014 (a decrease of 6.6% compared to the corresponding period in 2013). These decreases are predominantly due to the previously mentioned unanticipated weather-related impacts that affected new sales of our preneed products during the first quarter of 2014. Additionally, revenue was impacted by the discontinuation of our Heritage Advantage product sold through the national master general agent distribution system. Low investment yields on new fixed maturity investments also continue to negatively affect our revenue.

Pre-tax loss from operations was $50,136 and $358,714 for the quarter and six months ended June 30, 2014, respectively, compared to pre-tax income of $72,185 and $7,210 for the quarter and six months ended June 30, 2013, respectively. These increases in the pre-tax loss were driven primarily by the previously mentioned reductions in sales volume and reduced net investment income within the segment given the current interest rate environment.

Traditional & Universal Life Products

Traditional and universal life products include traditional life and group life insurance products, certain annuities and universal life products. Revenues for this segment were $4,499,730 for the second quarter of 2014 (a decrease of 40.3% compared to the second quarter of 2013) and $10,097,262 for the six months ended June 30, 2014 (a decrease of 28.5% compared to the corresponding period in 2013). These decreases are primarily due to lower sales of the Puritan product offerings in comparison to the corresponding period in the prior year. Reduced investment income due to the previously discussed yield pressures has also affected revenue.

Pre-tax income from operations was $88,686 and $281,177 for the quarter and six months ended June 30, 2014, respectively, compared to a pre-tax loss of $1,694,923 and $1,399,579 for the quarter and six months ended June 30, 2013, respectively. These improvements in pre-tax income are primarily a reflection of the impact of the additional claims liability established in the corresponding periods in 2013 relative to a comparison of our life insurance policies against the Social Security Death Master File, as previously discussed.

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

Revenues for this segment were $348,573 for the second quarter of 2014 (an increase of 10.3% compared to the second quarter of 2013) and $626,009 for the six months ended June 30, 2014 (a decrease of 2.7% compared to the corresponding period in 2013). Pre-tax income from operations was $67,678 and $113,909 for the quarter and six months ended June 30, 2014, respectively, compared to pre-tax income of $55,259 and $128,818 for the quarter and six months ended June 30, 2013. The revenue and pre-tax income changes are primarily related to the amount and timing of service fees generated from our third party administration relationships compared to the prior period. While revenue and pre-tax income for the six months ended June 30, 2014 are slightly lower than in the corresponding period of the prior year, amounts for the quarter ended June 30, 2014 are increased over the prior year due to additional special services being performed for certain clients as well as the addition of a new client during the current period.

Corporate & Other

Corporate and other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $337,965 and $540,167 for the quarter and six months ended June 30, 2014, respectively, compared to $290,906 and $628,670 for the quarter and six months ended June 30, 2013, respectively. Pre-tax income from operations was $186,712 and $188,863 for the quarter and six months ended June 30, 2014, respectively, compared to pre-tax income from operations of $52,449 and $170,374 for the quarter and six months ended June 30, 2013. Results for the quarter and six months ended June 30, 2014 include $141,907 of net life insurance proceeds received under a company-owned life insurance policy upon the death of a former board member. Additionally, 2013 segment results were impacted by the changes associated with mark-to-market adjustments relative to our previously owned investment in derivative. This adjustment was completely reversed during the third quarter of 2013 in conjunction with the sale of the market-linked note.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, less than 1% of our consolidated revenues were generated by those subsidiaries. During the six months ended June 30, 2014, Investors Heritage Capital received dividends of $55,000 and $10,000 from Investors Heritage Financial and Investors Heritage Printing, respectively. Investors Heritage Capital received no distributions from At Need Funding. Additionally, Investors Heritage Capital received dividends of $275,000 from Investors Heritage Life. The potential exists for dividend payments and distributions over the remainder of 2014 as any needs arise.

Federal Income Taxes

The provision (benefit) for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Our effective tax rate was 20.0% for the quarter and six months ended June 30, 2014 compared to 30.0% for the quarter and six months ended June 30, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of June 30, 2014.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 14, 2014, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: August 14, 2014	President

BY: /s/Larry Johnson
Larry Johnson
DATE: August 14, 2014	Vice President - Chief Financial Officer