Form 10-Q
period 2014-09-30
Investors Heritage Capital Corp
filed 2014-11-13
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Number of outstanding shares as of November 13, 2014 - 1,124,335.588

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $397,288,212 and $402,396,191)	$422,523,511	$417,909,105
Equity securities (cost: $6,272,097 and $5,888,361)	6,793,227	5,818,333
Mortgage loans on real estate	24,633,072	18,601,722
Policy loans	6,660,986	6,674,887
State-guaranteed receivables	7,896,230	8,085,107
Other invested assets	3,311,580	3,181,182
Total investments	471,818,606	460,270,336
Cash and cash equivalents	11,743,411	4,143,291
Accrued investment income	4,391,287	5,191,253
Due premiums	3,371,600	3,368,008
Deferred acquisition costs	18,159,217	18,822,481
Value of business acquired	323,506	386,056
Leased property under capital leases	662,645	1,005,523
Property and equipment	1,187,691	1,042,748
Cash value of company-owned life insurance	12,166,351	11,808,248
Other assets	1,796,238	1,901,946
Amounts recoverable from reinsurers	55,648,802	55,669,088
Total assets	$581,269,354	$563,608,978

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$486,856,684	$480,151,818
Unearned premium reserves	8,290,064	8,189,640
Policy claims	2,811,794	3,672,474
Liability for deposit-type contracts	3,364,738	3,283,960
Reserves for dividends and endowments and other	419,315	408,555
Total policy liabilities	501,742,595	495,706,447
Deferred federal income tax liability	8,296,641	4,604,891
Obligations under capital leases	647,265	943,488
Notes payable	2,665,507	3,031,942
Accrued pension liability	2,098,379	2,887,843
Other liabilities	4,604,851	2,787,099
Total liabilities	520,055,238	509,961,710

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,124,911 and 1,128,583)	1,124,911	1,128,583
Paid-in surplus	8,908,243	8,908,243
Accumulated other comprehensive income	13,585,613	6,751,991
Retained earnings	37,595,349	36,858,451
Total stockholders' equity	61,214,116	53,647,268
Total liabilities and stockholders' equity	$581,269,354	$563,608,978

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE
Premiums and other considerations	$16,072,480	$18,740,917	$45,915,118	$55,644,294
Premiums ceded	(3,681,935)	(3,792,363)	(9,867,051)	(11,373,438)
Net premiums	12,390,545	14,948,554	36,048,067	44,270,856

Investment income, net of expenses	5,393,294	4,985,998	15,646,900	15,516,997
Net realized gains on investments	593,272	2,418,806	662,131	2,482,057
Other income	327,621	325,180	1,202,480	1,071,957
Total revenue	18,704,732	22,678,538	53,559,578	63,341,867

BENEFITS AND EXPENSES
Death and other benefits	10,142,835	9,746,027	31,446,368	32,925,539
Guaranteed annual endowments	102,357	94,771	326,095	332,519
Dividends to policyholders	81,426	85,824	270,108	314,825
Increase in benefit reserves and unearned premiums	3,443,824	5,784,708	7,992,216	15,028,520
Acquisition costs deferred	(1,700,281)	(2,279,348)	(5,015,624)	(6,930,950)
Amortization of deferred acquisition costs	1,857,955	2,030,109	5,426,506	5,830,140
Commissions	1,110,624	1,956,328	3,556,685	5,624,457
Other general and administrative expenses	2,403,260	2,476,130	8,069,257	8,526,005
Total benefits and expenses	17,442,000	19,894,549	52,071,611	61,651,055

INCOME BEFORE FEDERAL INCOME TAXES	1,262,732	2,783,989	1,487,967	1,690,812

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	170,271	896,769	274,989	430,195
Deferred	231,072	(61,573)	171,401	77,048
Total federal income taxes	401,343	835,196	446,390	507,243

NET INCOME	$861,389	$1,948,793	$1,041,577	$1,183,569

BASIC AND DILUTED NET INCOME PER SHARE	$0.77	$1.72	$0.92	$1.04

DIVIDENDS PER SHARE	$-	$-	$0.20	$0.25

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

NET INCOME	$861,389	$1,948,793	$1,041,577	$1,183,569

OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period	(3,670,059)	(1,357,536)	10,975,674	(23,152,456)
Reclassification adjustment for gains included in income	(593,272)	(2,418,806)	(662,131)	(2,496,063)
Adjustment for effects of deferred acquisition costs	126,140	128,198	(252,382)	798,791
Net unrealized gains (losses) on investments	(4,137,191)	(3,648,144)	10,061,161	(24,849,728)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	97,604	193,161	292,810	579,485

Other comprehensive income (loss) before income taxes	(4,039,587)	(3,454,983)	10,353,971	(24,270,243)

Income tax expense (benefit)	(1,373,461)	(1,215,383)	3,520,349	(8,303,035)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(2,666,126)	(2,239,600)	6,833,622	(15,967,208)

COMPREHENSIVE INCOME (LOSS)	$(1,804,737)	$(290,807)	$7,875,199	$(14,783,639)

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income	Earnings	Equity

BALANCE, JANUARY 1, 2013	$1,141,886	$8,908,243	$22,539,724	$35,642,931	$68,232,784

Net income	-	-	-	1,183,569	1,183,569
Other comprehensive loss, net	-	-	(15,967,208)	-	(15,967,208)
Cash dividends	-	-	-	(285,471)	(285,471)
Repurchases of common stock, net	(8,724)	-	-	(192,628)	(201,352)
BALANCE, SEPTEMBER 30, 2013	$1,133,162	$8,908,243	$6,572,516	$36,348,401	$52,962,322

BALANCE, JANUARY 1, 2014	$1,128,583	$8,908,243	$6,751,991	$36,858,451	$53,647,268

Net income	-	-	-	1,041,577	1,041,577
Other comprehensive income, net	-	-	6,833,622	-	6,833,622
Cash dividends	-	-	-	(225,717)	(225,717)
Repurchases of common stock, net	(3,672)	-	-	(78,962)	(82,634)
BALANCE, SEPTEMBER 30, 2014	$1,124,911	$8,908,243	$13,585,613	$37,595,349	$61,214,116

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013

NET CASH PROVIDED BY OPERATING ACTIVITIES	$11,052,080	$12,964,120

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(31,220,765)	(89,724,430)
Sales of available-for-sale securities	13,981,335	35,306,604
Maturities of available-for-sale securities	22,442,467	40,899,144
Acquisitions of mortgage loans on real estate	(8,997,660)	(1,102,901)
Payments of mortgage loans on real estate	2,983,174	1,371,915
Payments of state-guaranteed receivables	611,280	481,280
Sale of investment in derivative	-	645,000
Net change in payable (receivable) for securities	-	219,158
Net reductions (additions) of other investments	(116,497)	230,853
Net additions to property and equipment	(299,123)	(76,139)
NET CASH USED IN INVESTING ACTIVITIES	(615,789)	(11,749,516)
FINANCING ACTIVITIES
Policyholder account deposits	3,908,096	4,002,096
Policyholder account withdrawals	(6,069,481)	(7,008,323)
Payments on notes payable	(2,602,402)	(3,060,944)
Proceeds from notes payable	2,235,967	2,764,381
Dividends paid	(225,717)	(285,471)
Repurchases of common stock, net	(82,634)	(201,352)
NET CASH USED IN FINANCING ACTIVITIES	(2,836,171)	(3,789,613)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,600,120	(2,575,009)
Cash and cash equivalents at beginning of period	4,143,291	6,009,905
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,743,411	$3,434,896

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2013, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management has evaluated all events subsequent to September 30, 2014 through the date that these financial statements have been issued.

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

In August 2014, the FASB issued guidance that requires management to evaluate whether there are concerns or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued. Disclosures are required when certain criteria are met. This guidance is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. The Company has not yet adopted this guidance, but it is not expected to have a material impact on the consolidated financial statements.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time or were not expected to have a material impact to the consolidated financial statements.

NOTE 4 – Investments

Investments in available-for-sale securities are summarized as follows:

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government obligations	$30,092,949	$727,407	$120,452	$30,699,904
States and political subdivisions	38,668,814	5,225,745	-	43,894,559
Corporate	214,418,857	15,226,956	707,197	228,938,616
Foreign	62,843,899	2,845,038	185,737	65,503,200
Asset-backed securities	1,580,807	48,185	-	1,628,992
Mortgage-backed securities (MBS):
Commercial MBS	8,067,540	166,218	11,595	8,222,163
Residential MBS	41,615,346	2,020,731	-	43,636,077
Total fixed maturity securities	397,288,212	26,260,280	1,024,981	422,523,511
Equity securities:
U.S. agencies	707,900	-	-	707,900
Mutual funds	318,284	24,769	-	343,053
Corporate common stock	5,245,913	711,358	214,997	5,742,274
Total equity securities	6,272,097	736,127	214,997	6,793,227
Total	$403,560,309	$26,996,407	$1,239,978	$429,316,738

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government obligations	$34,485,660	$793,701	$703,570	$34,575,791
States and political subdivisions	39,910,030	3,145,632	60,898	42,994,764
Corporate	217,659,449	12,535,411	2,251,886	227,942,974
Foreign	56,960,366	2,081,436	1,395,450	57,646,352
Asset-backed securities	2,677,953	109,417	-	2,787,370
Mortgage-backed securities (MBS):
Commercial MBS	4,252,765	160,955	-	4,413,720
Residential MBS	46,449,968	1,443,228	345,062	47,548,134
Total fixed maturity securities	402,396,191	20,269,780	4,756,866	417,909,105
Equity securities:
U.S. agencies	687,000	-	-	687,000
Mutual funds	318,283	1,356	-	319,639
Corporate common stock	4,883,078	422,880	494,264	4,811,694
Total equity securities	5,888,361	424,236	494,264	5,818,333
Total	$408,284,552	$20,694,016	$5,251,130	$423,727,438

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	September 30, 2014			December 31, 2013
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$5,145,508	$7,751	1	$17,401,555	$703,570	3
States and political subdivisions	-	-	-	1,239,103	60,898	2
Corporate	13,298,157	158,362	7	56,249,758	2,076,123	37
Foreign	6,444,469	59,121	5	26,858,417	1,395,450	15
Commercial MBS	837,794	11,595	1	-	-	-
Residential MBS	-	-	-	18,187,588	345,062	4
Greater than 12 months:
U.S. government obligations	7,649,750	112,701	1	-	-	-
Corporate	4,127,143	548,835	4	1,072,341	175,763	1
Foreign	5,045,046	126,616	2	-	-	-
Total fixed maturities	42,547,867	1,024,981	21	121,008,762	4,756,866	62

Equities:
Less than 12 months:
Corporate common stock	1,508,444	106,781	16	2,806,072	494,264	24
Greater than 12 months:
Corporate common stock	722,942	108,216	7	-	-	-
Total equities	2,231,386	214,997	23	2,806,072	494,264	24

Total	$44,779,253	$1,239,978	44	$123,814,834	$5,251,130	86

As of September 30, 2014, all of the above fixed maturity securities individually had a fair value to cost ratio equal to or greater than 76% and the equity securities had a fair value to cost ratio equal to or exceeding 82%. As of December 31, 2013, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 84% and the equity securities noted above had a fair value to cost ratio equal to or greater than 70%.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer. The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value. For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains (losses) in the consolidated statements of income. Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost. Based on our review, the Company experienced no other-than-temporary impairments during the quarters or nine months ended September 30, 2014 or 2013.

Management believes that the Company will fully recover its cost basis in the securities held at September 30, 2014, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	September 30,	December 31,
	2014	2013
Net unrealized appreciation on available-for sale securities	$25,756,429	$15,442,886
Adjustment to deferred acquisition costs	(670,801)	(418,419)
Deferred income taxes	(8,529,113)	(5,108,319)
Net unrealized appreciation on available-for sale securities	$16,556,515	$9,916,148

The amortized cost and fair value of fixed maturity securities at September 30, 2014, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$7,709,530	$7,913,431
Due after one year through five years	72,936,246	80,068,136
Due after five years through ten years	187,219,859	196,520,895
Due after ten years	51,734,836	57,745,070
Due at multiple maturity dates	77,687,741	80,275,979
Total	$397,288,212	$422,523,511

Proceeds for the quarters and nine months ended September 30, 2014 and 2013 from sales and maturities of investments in available-for-sale securities, as well as gross gains and gross losses realized, are presented below.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from sales and maturities	$19,194,823	$47,541,392	$36,423,802	$76,205,748
Gross realized gains	611,566	2,436,585	785,376	2,544,968
Gross realized losses	(18,294)	(17,779)	(123,245)	(48,905)

The table below shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities for the quarters and nine months ended September 30, 2014 and 2013.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Change in unrealized investment gains (losses):
Available-for-sale:
Fixed maturities	$(4,179,008)	$(3,668,612)	$9,722,385	$(25,148,935)
Equity securities	(84,323)	(107,730)	591,158	(499,584)
Realized investment gains (losses):
Available-for-sale:
Fixed maturities	$593,895	$2,383,513	$662,083	$2,473,160
Equity securities	(623)	35,293	48	22,903

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At September 30, 2014 and December 31, 2013, these required deposits had a total fair value of $24,157,419 and $25,209,390, respectively.

The Company also engages in commercial and residential mortgage lending. As of September 30, 2014 and December 31, 2013, 51.2% and 83.2%, respectively, of these investments were in commercial properties. All commercial mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers. Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required. We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis. As of September 30, 2014 and December 31, 2013, there were no non-performing loans, loans on nonaccrual status, loans 90 days past due or more, loans in process of foreclosure, or restructured loans. The Company experienced no mortgage loan defaults during the quarters or nine months ended September 30, 2014 and 2013.

During 2013, we began evaluating and purchasing residential mortgage loans through the secondary market. We review each mortgage loan opportunity individually, considering both the value of the underlying property and the credit worthiness of the borrower. During the quarter and nine months ended September 30, 2014, we purchased residential mortgages through the secondary market totaling approximately $6,444,000 and $8,698,000, respectively. During the year ended December 31, 2013, we purchased residential mortgages through the secondary market totaling approximately $2,116,000. We are utilizing a third party servicer to administer these loans.

The Company owns certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. The state-guaranteed receivables are carried at their amortized cost basis on the balance sheet. At September 30, 2014, the amortized cost and estimated fair value of state-guaranteed receivables, by contractual maturity, are summarized as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$700,932	$710,359
Due after one year through five years	2,441,132	2,643,090
Due after five years through ten years	3,031,845	3,723,780
Due after ten years	1,722,321	2,429,809
Total	$7,896,230	$9,507,038

The amortized cost of state-guaranteed receivables, by state, is summarized as follows:

	September 30,	December 31,
	2014	2013
New York	$3,678,700	$3,880,368
Massachusetts	1,950,887	1,927,350
Georgia	1,489,630	1,500,719
Pennsylvania	299,835	284,756
Texas	223,849	212,447
California	185,030	195,593
Ohio	68,299	83,874
Total	$7,896,230	$8,085,107

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

Major categories of net investment income are summarized as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fixed maturities	$4,930,579	$4,874,638	$14,369,420	$14,480,549
Equity securities	58,733	50,970	186,211	100,701
Mortgage loans on real estate	391,596	264,056	1,048,296	816,454
Policy loans	121,585	121,699	356,962	357,789
State-guaranteed receivables	137,889	140,790	422,403	430,666
Gain (loss) on investment in derivative	-	(240,600)	-	2,400
Other	56,486	57,099	173,972	176,112
Gross investment income	5,696,868	5,268,652	16,557,264	16,364,671
Investment expenses	303,574	282,654	910,364	847,674
Net investment income	$5,393,294	$4,985,998	$15,646,900	$15,516,997

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

The following table presents the Company’s fair value hierarchy for those financial instruments measured and reported at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$30,699,904	$-	$30,699,904
States and political subdivisions	-	43,894,559	-	43,894,559
Corporate	-	228,938,616	-	228,938,616
Foreign	-	65,503,200	-	65,503,200
Asset-backed securities	-	1,628,992	-	1,628,992
Mortgage-backed securities:
Commercial MBS	-	8,222,163	-	8,222,163
Residential MBS	-	43,636,077	-	43,636,077
Total fixed maturities	$-	$422,523,511	$-	$422,523,511

Equity securities:
U.S. agencies	$707,900	$-	$-	$707,900
Mutual funds	343,053	-	-	343,053
Corporate common stock	5,358,274	-	384,000	5,742,274
Total equity securities	$6,409,227	$-	$384,000	$6,793,227

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$34,575,791	$-	$34,575,791
States and political subdivisions	-	42,994,764	-	42,994,764
Corporate	-	227,942,974	-	227,942,974
Foreign	-	57,646,352	-	57,646,352
Asset-backed securities	-	2,787,370	-	2,787,370
Mortgage-backed securities:
Commercial MBS	-	4,413,720	-	4,413,720
Residential MBS	-	47,548,134	-	47,548,134
Total fixed maturities	$-	$417,909,105	$-	$417,909,105

Equity securities:
U.S. agencies	$687,000	$-	$-	$687,000
Mutual funds	319,639	-	-	319,639
Corporate common stock	4,427,694	-	384,000	4,811,694
Total equity securities	$5,434,333	$-	$384,000	$5,818,333

The following table provides a summary of changes in fair value of our Level 3 financial instruments reported at fair value for the quarters and nine months ended September 30, 2014 and 2013.

Quarter Ended September 30, 2014
			Corporate	Investment
			Common	in
	Corporate	Foreign	Stock	Derivative	Total
Beginning balance	$-	$-	$384,000	$-	$384,000
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Purchases	-	-	-	-	-
Sales	-	-	-	-	-
Total gains or losses:
Included in earnings	-	-	-	-	-
Included in other comprehensive income	-	-	-	-	-
Ending balance	$-	$-	$384,000	$-	$384,000

	Quarter Ended September 30, 2013
			Corporate	Investment
			Common	in
	Corporate	Foreign	Stock	Derivative	Total
Beginning balance	$1,890,000	$1,995,000	$384,000	$885,600	$5,154,600
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	(1,887,820)	-	-	-	(1,887,820)
Purchases	2,001,500	-	-	-	2,001,500
Sales	(13)	(475)	-	(645,000)	(645,488)
Total gains or losses:
Included in earnings	-	-	-	(240,600)	(240,600)
Included in other comprehensive income	(48,667)	(112,025)	-	-	(160,692)
Ending balance	$1,955,000	$1,882,500	$384,000	$-	$4,221,500

Nine Months Ended September 30, 2014
			Corporate	Investment
			Common	in
	Corporate	Foreign	Stock	Derivative	Total
Beginning balance	$-	$-	$384,000	$-	$384,000
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Purchases	-	-	-	-	-
Sales	-	-	-	-	-
Total gains or losses:
Included in earnings	-	-	-	-	-
Included in other comprehensive loss	-	-	-	-	-
Ending balance	$-	$-	$384,000	$-	$384,000

	Nine Months Ended September 30, 2013
			Corporate	Investment
			Common	in
	Corporate	Foreign	Stock	Derivative	Total
Beginning balance	$3,834,470	$-	$384,000	$642,600	$4,861,070
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	(5,722,290)	-	-	-	(5,722,290)
Purchases	4,001,500	2,025,000	-	-	6,026,500
Sales	(13)	(810)	-	(645,000)	(645,823)
Total gains or losses:
Included in earnings	-	-	-	2,400	2,400
Included in other comprehensive income	(158,667)	(141,690)	-	-	(300,357)
Ending balance	$1,955,000	$1,882,500	$384,000	$-	$4,221,500

The Company experienced no transfers between Level 1 and Level 2 during the quarters or nine months ended September 30, 2014 or 2013. The Company experienced no transfers between Level 2 and Level 3 during the quarter or nine months ended September 30, 2014. The Company experienced one transfer of a corporate fixed maturity from Level 3 to Level 2 during the quarter ended September 30, 2013. The Company had five corporate fixed maturities that transferred from Level 3 to Level 2 during the nine months ended September 30, 2013. Transfers in and/or out of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

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

Financial Instruments Disclosed, but not Carried, at Fair Value

The following disclosure presents the carrying values and estimated fair values of the Company’s financial instruments disclosed, but not carried, at fair value as of September 30, 2014 and December 31, 2013, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis. The fair values for insurance contracts other than investment-type contracts are not required to be disclosed. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment was required to interpret market data to develop these estimates. Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	September 30, 2014
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$12,614,183	$13,375,610	$-	$-	$13,375,610
Residential	12,018,889	14,349,457	-	-	14,349,457
Policy loans	6,660,986	6,660,986	-	-	6,660,986
State-guaranteed receivables	7,896,230	9,507,038	-	9,507,038	-
Other invested assets	3,311,580	3,311,580	-	-	3,311,580
Cash and cash equivalents	11,743,411	11,743,411	11,743,411	-	-
Accrued investment income	4,391,287	4,391,287	-	-	4,391,287
Cash value of company-owned life insurance	12,166,351	12,166,351	-	-	12,166,351

Liabilities:
Policyholder deposits (Investment-type contracts)	53,599,935	53,898,216	-	-	53,898,216
Policy claims	2,811,794	2,811,794	-	-	2,811,794
Obligations under capital leases	647,265	647,265	-	-	647,265
Notes payable	2,665,507	2,665,711	-	-	2,665,711

	December 31, 2013
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$15,478,188	$16,128,845	$-	$16,128,845	$-
Residential	3,123,534	3,273,306	-	3,273,306	-
Policy loans	6,674,887	6,674,887	-	-	6,674,887
State-guaranteed receivables	8,085,107	9,392,660	-	9,392,660	-
Other invested assets	3,181,182	3,181,182	-	-	3,181,182
Cash and cash equivalents	4,143,291	4,143,291	4,143,291	-	-
Accrued investment income	5,191,253	5,191,253	-	-	5,191,253
Cash value of company-owned life insurance	11,808,248	11,808,248	-	-	11,808,248

Liabilities:
Policyholder deposits (Investment-type contracts)	53,476,853	53,396,538	-	-	53,396,538
Policy claims	3,672,474	3,672,474	-	-	3,672,474
Obligations under capital leases	943,488	943,488	-	-	943,488
Notes payable	3,031,942	3,033,122	-	-	3,033,122

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments in the accompanying financial statements and notes thereto:

Mortgage loans on real estate: The fair values for mortgage loans are estimated using discounted cash flow analyses. For commercial mortgage loans, the discount rate was assumed to be the interest rate of the last commercial mortgage acquired by the Company. For residential mortgage loans, the discount rate was assumed to be the average yield on recent purchases less an expense factor. These investment fair values were moved from Level 2 to Level 3 in the fair value hierarchy during 2014 given the expansion of our residential mortgage loans and the unobservable inputs used to determine those fair values.

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

NOTE 6 - Earnings per Share

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended September 30, 2014 and 2013 were 1,125,247 and 1,135,559, respectively. The weighted average number of shares outstanding for the nine months ended September 30, 2014 and 2013 were 1,127,006 and 1,139,164, respectively.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue:
Preneed and burial products	$12,737,829	$13,121,547	$36,329,237	$38,382,769
Traditional and universal life products	5,456,879	9,318,715	15,554,141	23,448,640
Administrative and financial services	275,076	282,157	901,085	925,669
Corporate and other	234,948	(43,881)	775,115	584,789
Total revenue	$18,704,732	$22,678,538	$53,559,578	$63,341,867

Pre-tax income (loss) from operations:
Preneed and burial products	$487,638	$555,869	$128,924	$563,079
Traditional and universal life products	687,998	2,353,229	969,175	953,650
Administrative and financial services	90,797	95,649	204,706	224,467
Corporate and other	(3,701)	(220,758)	185,162	(50,384)
Total pre-tax income (loss)	$1,262,732	$2,783,989	$1,487,967	$1,690,812

Included in the Corporate and other revenue and pre-tax income above and as a component of other income in the consolidated income statement for the nine months ended September 30, 2014 is $141,907 of net life insurance proceeds received under a company-owned life insurance policy upon the death of a former board member.

At September 30, 2013, the Company’s death and other benefits included an additional amount totaling $2,069,169 relative to a comparison of our life insurance policies against the Social Security Death Master File. This comparison was performed in compliance with a recently enacted Kentucky state law which follows a model law adopted by the National Conference of Insurance Legislators. This amount primarily affects the traditional and universal life segment, along with a much smaller impact on the final expense portion of the preneed and burial segment. The Company is in the process of researching the potential matches to determine that a valid claim exists, to locate beneficiaries and to pay benefits accordingly.

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

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2011 through 2013 U.S. federal tax years remain subject to income tax examination by tax authorities. We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company will be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. However, should such a circumstance arise, it is our policy to classify any interest and penalties (if applicable) as income tax expense in the financial statements.

NOTE 9 – Other Comprehensive Income (Loss)

The following tables present the pretax components of the Company’s other comprehensive income (loss), and the related income tax expense (benefit) for each component, for the quarters and nine months ended September 30, 2014 and 2013.

	Quarter Ended September 30, 2014
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during period	$(3,670,059)	$(1,366,178)	$(2,303,881)
Reclassification adjustment for gains included in income	(593,272)	(83,355)	(509,917)
Adjustment for effect of deferred acquisition costs	126,140	42,887	83,253
Net unrealized losses on investments	(4,137,191)	(1,406,646)	(2,730,545)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	97,604	33,185	64,419

Total other comprehensive loss	$(4,039,587)	$(1,373,461)	$(2,666,126)

	Quarter Ended September 30, 2013
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during period	$(1,357,536)	$(856,681)	$(500,855)
Reclassification adjustment for gains included in income	(2,418,806)	(467,966)	(1,950,840)
Adjustment for effect of deferred acquisition costs	128,198	43,589	84,609
Net unrealized losses on investments	(3,648,144)	(1,281,058)	(2,367,086)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	193,161	65,675	127,486

Total other comprehensive loss	$(3,454,983)	$(1,215,383)	$(2,239,600)

	Nine Months Ended September 30, 2014
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$10,975,674	$3,603,731	$7,371,943
Reclassification adjustment for gains included in income	(662,131)	(97,127)	(565,004)
Adjustment for effect of deferred acquisition costs	(252,382)	(85,810)	(166,572)
Net unrealized gains on investments	10,061,161	3,420,794	6,640,367
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	292,810	99,555	193,255

Total other comprehensive income	$10,353,971	$3,520,349	$6,833,622

	Nine Months Ended September 30, 2013
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during period	$(23,152,456)	$(8,271,465)	$(14,880,991)
Reclassification adjustment for gains included in income	(2,496,063)	(500,184)	(1,995,879)
Adjustment for effect of deferred acquisition costs	798,791	271,589	527,202
Net unrealized losses on investments	(24,849,728)	(8,500,060)	(16,349,668)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	579,485	197,025	382,460

Total other comprehensive loss	$(24,270,243)	$(8,303,035)	$(15,967,208)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The change in the components of the Company’s accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2014 and 2013 are as follows:

	Unrealized Gains	Defined	Accumulated
	(Losses) on	Benefit	Other
	Available-For-Sale	Pension	Comprehensive
	Securities	Plan	Income
For the nine months ended September 30, 2014:
Beginning balance	$9,916,148	$(3,164,157)	$6,751,991
Other comprehensive income before reclassifications	7,205,371	-	7,205,371
Amounts reclassified from accumulated other comprehensive income	(565,004)	193,255	(371,749)
Net current period other comprehensive income	6,640,367	193,255	6,833,622
Ending balance	$16,556,515	$(2,970,902)	$13,585,613

For the nine months ended September 30, 2013:
Beginning balance	$28,088,103	$(5,548,379)	$22,539,724
Other comprehensive loss before reclassifications	(14,353,789)	-	(14,353,789)
Amounts reclassified from accumulated other comprehensive income	(1,995,879)	382,460	(1,613,419)
Net current period other comprehensive income (loss)	(16,349,668)	382,460	(15,967,208)
Ending balance	$11,738,435	$(5,165,919)	$6,572,516

The following table presents the pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of income for the quarters and nine months ended September 30, 2014 and 2013.

	Quarter Ended September 30,		Nine Months Ended September 30,
Reclassification Adjustments	2014	2013	2014	2013
Unrealized gains on available-for-sale securities:
Realized gains on sale of securities (a)	$593,272	$2,418,806	$662,131	$2,496,063
Income tax expense (c)	(83,355)	(467,966)	(97,127)	(500,184)
Net of tax	509,917	1,950,840	565,004	1,995,879

Defined benefit pension plan:
Amortization of actuarial net loss (b)	(97,604)	(193,161)	(292,810)	(579,485)
Income tax benefit (c)	33,185	65,675	99,555	197,025
Net of tax	(64,419)	(127,486)	(193,255)	(382,460)

Total reclassifications for the period	$445,498	$1,823,354	$371,749	$1,613,419

(a)	These items appear within net realized gains on investments in the consolidated income statements.
(b)	These items are included in the computation of net periodic pension cost (see Note 10).
(c)	These items appear within federal income taxes in the consolidated income statements.

NOTE 10 – Employee Benefit Plans

Investors Heritage Capital Corporation sponsors a noncontributory defined benefit pension plan. Benefits under this plan were curtailed for covered employees effective as of June 30, 2012, and no further benefits are being earned under this plan. The following table provides the components of our net periodic benefit cost:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Service cost	$-	$-	$-	$-
Interest cost	261,263	167,180	783,791	501,540
Expected return on plan assets	(299,418)	(298,146)	(898,255)	(894,438)
Recognized actuarial net loss	97,604	193,161	292,810	579,485
Net periodic pension cost	$59,449	$62,195	$178,346	$186,587

We previously disclosed in our financial statements for the year ended December 31, 2013 that the Company expected to contribute $900,000 to our defined benefit pension plan during 2014. As of September 30, 2014, the Company had contributed $675,000 to the plan.

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

Within our traditional and universal life products segment, we currently market two products geared toward wealth preservation in the senior market – the Heritage Solution, a single premium life policy, and the Heritage Provider, a ten pay whole life and single premium immediate annuity combination. These products are currently being sold exclusively through our partnership with Puritan Financial Group and are being underwritten and issued using a third party underwriter with significant experience in that market. Prior to January 1, 2013, this business was being reinsured under a 50% coinsurance arrangement with Puritan Life Insurance Company of America. Effective January 1, 2013, this coinsurance agreement was amended to reinsure 25% of new business. Additionally, these products were re-priced effective January 1, 2013 to account for lower required valuation rates and the current economic environment.

During 2013, Investors Heritage Life began assuming 75% of the risks on policies sold by Puritan Life Insurance Company of America and Sterling Investors Life Insurance Company. The products being assumed are identical to the Heritage Solution and Heritage Provider products currently being written by Investors Heritage Life. However, these reinsurance arrangements allow us to participate in the profitability of these products in certain states where we are not currently marketing.

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

We previously disclosed in our financial statements for the year ended December 31, 2013 that we expected to contribute $900,000 to our defined benefit pension plan during 2014. As of September 30, 2014, the Company had contributed $675,000 to the plan.

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

In August 2014, the FASB issued guidance that requires management to evaluate whether there are concerns or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued. Disclosures are required when certain criteria are met. This guidance is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. We have not yet adopted this guidance, but it is not expected to have a material impact on the consolidated financial statements.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time or were not expected to have a material impact to the consolidated financial statements.

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

Investors Heritage Life maintains a sound, conservative investment strategy. At September 30, 2014 and December 31, 2013, 89.6% and 90.8%, respectively, of invested assets consisted of fixed income securities. At September 30, 2014 and December 31, 2013, Investors Heritage Life’s fixed income investments were 99.0% and 96.0% investment grade, respectively, as rated by Standard & Poor’s.

We have reviewed our investment portfolio and do not believe that there are any securities that are other-than-temporarily impaired at September 30, 2014. None of Investors Heritage Life’s fixed income assets are in default and there has been no material change in the distribution of its fixed income portfolio. We recorded no other-than-temporary impairment charges in the consolidated statements of income during the quarters or nine months ended September 30, 2014 or 2013.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments. As of September 30, 2014, we have no assets that have direct subprime exposure. Additionally, we have no Alt-A bond exposure within our current holdings.

During the second quarter of 2013, we entered into an investment advisory agreement to purchase common and preferred stocks in stable areas within the real estate sector. The investment advisor has a history of strong performance within these markets. The majority of these funds have been invested in a diversified assortment of regularly traded, exchange listed common stocks. As of September 30, 2014, the largest individual stock position within this group is approximately $262,000. We believe the unrealized losses associated with our common stocks are temporary in nature given the credit quality of the issuers. We believe that these investments will generate positive future results by providing a slightly increased and fully managed exposure to equity markets.

Additionally, Investors Heritage Life engages in commercial and residential mortgage lending. As of September 30, 2014, 51.2% of these investments were in commercial properties. Our commercial mortgage loans and certain residential mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers. Loan to value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required. We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis.

During the third quarter of 2013, we began evaluating and purchasing residential mortgage loans through the secondary market. We review each mortgage loan opportunity individually, considering both the value of the underlying property and the credit worthiness of the borrower. These loans are typically purchased at a discount to their unpaid principal balance. During the quarter and nine months ended September 30, 2014, we purchased residential mortgages through the secondary market totaling approximately $6,444,000 and $8,698,000, respectively. We are utilizing a third party servicer to administer these loans. We currently anticipate evaluating and making additional residential mortgage loan investments assuming they meet our investment goals and criteria.

At September 30, 2014 and December 31, 2013, mortgage loans comprised 5.2% and 4.0%, respectively, of invested assets. As of September 30, 2014, Investors Heritage Life had no non-performing mortgage loans, which would include loans past due 180 days or more, loans in process of foreclosure, restructured loans and real estate acquired through foreclosure.

We own certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. As these payment streams are secured by the states themselves, a key function of our due diligence is the assessment of the states’ ability to meet these obligations. Additionally, each state generally withholds income tax from each payment for which we must file for reimbursement of such tax annually. We carry the state-guaranteed receivables at their amortized cost basis on the balance sheet. As of September 30, 2014, we held approximately $7,896,000 in state-guaranteed receivables, with the largest concentrations in the states of New York, Massachusetts and Georgia totaling approximately $3,679,000, $1,951,000 and $1,490,000, respectively. At September 30, 2014 and December 31, 2013, state-guaranteed receivables comprised 1.7% and 1.8%, respectively, of invested assets.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement. Management has assessed our position and as of September 30, 2014, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $12,390,545 for the third quarter of 2014 (a decrease of 17.1% compared to the third quarter of 2013) and $36,048,067 for the nine months ended September 30, 2014 (a decrease of 18.6% compared to the corresponding period in 2013). These decreases were primarily due to unanticipated weather-related impacts that hampered new sales across all segments during the first quarter of 2014, lower direct and assumed premiums from the Puritan product offerings as compared to the prior year, and the discontinuation of our Heritage Advantage product sold through the national master general agent distribution system.

Net investment income was $5,393,294 for the third quarter of 2014 (an increase of 8.2% compared to the third quarter of 2013) and $15,646,900 for the nine months ended September 30, 2014 (an increase of 0.8% compared to the corresponding period in 2013). These increases were primarily driven by an increase in mortgage loan income due to the growth in our residential mortgage loan portfolio, which provides greater investment yields than the current fixed maturity market. Our net investment income was negatively affected during the third quarter of 2013 by the reversal of previously recorded mark-to-market adjustments relative to our investment in derivative, which flows through investment income. This investment was sold during the third quarter of 2013. Low new fixed maturity investment yields continue to put downward pressure on our investment income. We continue to seek high quality investments while considering alternative investments that can be used to enhance future investment income.

Net realized gains on investments were $593,272 and $662,131 for the quarter and nine months ended September 30, 2014, respectively, compared to $2,418,806 and $2,482,057 for the quarter and nine months ended September 30, 2013, respectively. The realized gains recognized during the third quarter of 2014 primarily resulted from an effort to reduce our exposure to certain high-yield bonds given market uncertainty. The realized gains recognized during the quarter ended September 30, 2013 included those gains that we earmarked as part of our strategic initiative to take certain unrealized gains into operations. We also recognized a realized loss of $14,006 relative to the demolition of a Company-owned building during the nine months ended September 30, 2013. We experienced no other-than-temporary impairments during the quarters or nine months ended September 30, 2014 or 2013.

Other income was $327,621 for the third quarter of 2014 (an increase of 0.8% compared to the third quarter of 2013) and $1,202,480 for the nine months ended September 30, 2014 (an increase of 12.2% compared to the corresponding period in 2013). The increase for the current year was principally due to $141,907 of net life insurance proceeds received under a company-owned life insurance policy upon the death of a former board member during the second quarter of 2014.

Total benefits and expenses were $17,442,000 for the third quarter of 2014 (a decrease of 12.3% compared to the third quarter of 2013) and $52,071,611 for the nine months ended September 30, 2014 (a decrease of 15.5% compared to the corresponding period in 2013). These decreases were primarily driven by lower reserve increases and reduced commissions relative to the lower sales volume in the first nine months of 2014. Additionally, for the nine months ended September 30, 2013, death and other benefits included an additional amount totaling $2,069,169 relative to a comparison of our life insurance policies against the Social Security Death Master File. This comparison was performed in compliance with a recently enacted Kentucky state law which follows a model law adopted by the National Conference of Insurance Legislators. This amount primarily affects the traditional and universal life segment, along with a much smaller impact on the final expense portion of the preneed and burial segment. We are in the process of researching the potential matches to determine that a valid claim exists, to locate beneficiaries and to pay benefits accordingly.

After providing for federal income taxes, our net income was $861,389 with net income per share of $0.77 for the third quarter of 2014 compared to net income of $1,948,793 with net income per share of $1.72 for the third quarter of 2013. Our net income was $1,041,577 with net income per share of $0.92 for the nine months ended September 30, 2014 compared to net income of $1,183,569 with net income per share of $1.04 for the nine months ended September 30, 2013.

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

Preneed & Burial Products

Preneed and burial Products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $12,737,829 for the third quarter of 2014 (a decrease of 2.9% compared to the third quarter of 2013) and $36,329,237 for the nine months ended September 30, 2014 (a decrease of 5.4% compared to the corresponding period in 2013). These decreases were predominantly due to the previously mentioned unanticipated weather-related impacts that affected new sales of our preneed products during the first quarter of 2014. Additionally, revenue was impacted by the discontinuation of our Heritage Advantage product sold through the national master general agent distribution system. Low investment yields on new fixed maturity investments also continue to negatively affect our revenue.

Pre-tax income from operations was $487,638 and $128,924 for the quarter and nine months ended September 30, 2014, respectively, compared to pre-tax income of $555,869 and $563,079 for the quarter and nine months ended September 30, 2013, respectively. These decreases in pre-tax income were driven primarily by the previously mentioned reductions in sales volume and reduced net investment income within the segment given the current interest rate environment.

Traditional & Universal Life Products

Traditional and universal life products include traditional life and group life insurance products, certain annuities and universal life products. Revenues for this segment were $5,456,879 for the third quarter of 2014 (a decrease of 41.4% compared to the third quarter of 2013) and $15,554,141 for the nine months ended September 30, 2014 (a decrease of 33.7% compared to the corresponding period in 2013). These decreases were primarily due to lower direct and assumed premiums received from the Puritan product offerings in comparison to the corresponding period in the prior year. Revenue was also impacted by the reduction in realized investment gains due to the 2013 strategic sales effort of certain fixed maturities in order to realize capital gains.

Pre-tax income from operations was $687,998 and $969,175 for the quarter and nine months ended September 30, 2014, respectively, compared to pre-tax income of $2,353,229 and $953,650 for the quarter and nine months ended September 30, 2013, respectively. The reduction in pre-tax income for the quarter was primarily due to the 2013 strategic sales effort of certain fixed maturities in order to realize capital gains. The increase in pre-tax income for the nine month period was primarily due to stronger net investment income associated with our residential mortgage loan portfolio.

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

Revenues for this segment were $275,076 for the third quarter of 2014 (a decrease of 2.5% compared to the third quarter of 2013) and $901,085 for the nine months ended September 30, 2014 (a decrease of 2.7% compared to the corresponding period in 2013). Pre-tax income from operations was $90,797 and $204,706 for the quarter and nine months ended September 30, 2014, respectively, compared to pre-tax income of $95,649 and $224,467 for the quarter and nine months ended September 30, 2013. The revenue and pre-tax income changes were primarily related to a reduction in fees generated from servicing and administering credit business compared to prior periods.

Corporate & Other

Corporate and other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $234,948 and $775,115 for the quarter and nine months ended September 30, 2014, respectively, compared to ($43,881) and $584,789 for the quarter and nine months ended September 30, 2013, respectively. Pre-tax income (loss) from operations was ($3,701) and $185,162 for the quarter and nine months ended September 30, 2014, respectively, compared to a pre-tax loss from operations of $220,758 and $50,384 for the quarter and nine months ended September 30, 2013. Results for the nine months ended September 30, 2014 include $141,907 of net life insurance proceeds received under a company-owned life insurance policy upon the death of a former board member. Additionally, 2013 segment results were impacted by the changes associated with mark-to-market adjustments relative to our previously owned investment in derivative. This adjustment was completely reversed during the third quarter of 2013 in conjunction with the sale of the market-linked note.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, less than 1% of our consolidated revenues were generated by those subsidiaries. During the nine months ended September 30, 2014, Investors Heritage Capital received dividends of $85,000 and $10,000 from Investors Heritage Financial and Investors Heritage Printing, respectively. Investors Heritage Capital received no distributions from At Need Funding. Additionally, Investors Heritage Capital received dividends of $275,000 from Investors Heritage Life. The potential exists for dividend payments and distributions over the remainder of 2014 as any needs arise.

Federal Income Taxes

The provision (benefit) for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Our effective tax rate was 31.8% and 30.0%, respectively, for the quarter and nine months ended September 30, 2014 compared to 30.0% for the quarter and nine months ended September 30, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of September 30, 2014.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 13, 2014, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: November 13, 2014	President

BY: /s/Larry Johnson
Larry Johnson
DATE: November 13, 2014	Vice President - Chief Financial Officer