Form 10-K
period 2014-12-31
Investors Heritage Capital Corp
filed 2015-03-20
CIK 55362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Large accelerated filer  (  )

Accelerated filer  (  )

Non-accelerated filer  (  ) (Do not check if a smaller reporting company)

Smaller Reporting Company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ( ) NO (X)

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2014.    $23,431,108.05

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class
Common Capital Stock

Outstanding March 12, 2015
1,123,980.033

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 2014 (Form 10-K, Items 1, 7, 8 and 15.)

(2) Portions of the Proxy Statement dated April 3, 2015, for the Annual Meeting of Stockholders to be held May 14, 2015 (Form 10-K, Items 10, 11, 12, 13 and 14.)

CONTENTS

Part I

		Page
Item 1.	Business	5
Item 2.	Properties	13
Item 3.	Legal Proceedings	13

Part II

Item 15.	Exhibits, Financial Statement Schedules	20
Index To Exhibits		21
Signatures		22

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

Investors Heritage Life owns 96% of Investors Underwriters, Inc., an investment holding company. Less than 1% of Investors Heritage Capital's total consolidated revenues were generated by the Non-insurance Subsidiaries for the year ended December 31, 2014. The Non-insurance Subsidiaries' total assets and stockholders’ equity comprised less than 1% in the aggregate of Investors Heritage Capital's reported total assets and stockholders’ equity as of December 31, 2014.

(b) Financial Information About Business Segments

Investors Heritage Life

The business segments of Investors Heritage Life are identified and discussed on page 10 of the Annual Report to Stockholders for the year ended December 31, 2014 and are incorporated herein by reference. We offer a portfolio of the standard forms of participating and non-participating whole life, limited pay, endowments, split-funding, interest-sensitive whole life, guaranteed issue whole life, single premium whole life, universal life, term and group life, annuities and single premium immediate annuities. In addition, we write credit life and credit accident and health insurance (collectively "Credit Insurance”) on a group basis.   The business of Investors Heritage Life is not seasonal.

Prior to being sold, all insurance products must be approved by the Departments of Insurance in each state where Investors Heritage Life is authorized to do business. In addition, the financial condition and market conduct condition of Investors Heritage Life are monitored and examined by the state regulatory agencies on a regular basis.

Ordinary Production. The business segments for ordinary production are Preneed and Burial products (“Preneed”) and Traditional and Universal Life products (“Traditional”). Ordinary insurance in force accounts for 79% of total insurance in force.  One of our primary focuses over the last several years has been the Preneed sales in the final expense and preneed funeral markets. Final expense sales include the sale of small face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. A new final expense product was introduced in 2011 to be marketed through a different distribution system than our other final expense products. Sales under this new distribution system progressed more rapidly than anticipated and in the second quarter of 2013, the decision was made to change the final expense product and utilize a different distribution system. Preneed funeral sales include the sale of multiple premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract.

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

In addition to credit administration, this segment includes fees generated relative to our third party administrative relationships. We provide tailored administrative services for six unaffiliated companies, comprised of four life insurance companies and two holding companies. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting, actuarial services and policy administration. We are continuing to market our third party administrative services to prospective clients.

(c) Narrative Description of Business

Preneed and Burial Products (“Preneed”).   Approximately 76% of total ordinary insurance in force is Preneed. Sales for this segment are under the direct supervision of the home office using a regionally supervised agency system. The method of field operation involves independent contractual agents working with district and regional managers. These managers contract with and train agents who work under them. The regional managers may have district managers under their supervision. In the Preneed area, agency relationships have also been entered into directly with numerous funeral home owners. Management anticipates this trend to continue and, depending on the size of the funeral home and state law, preneed counselors may also become part of the agency force.

Investors Heritage Life strives to continue to improve its marketing capability in this area. Two new regional managers were hired in 2014. Our efforts and strategy to continue a successful preneed insurance operation hinge on continuing to provide solid products and outstanding administrative service and on the personal relationships developed and fostered each year. Our preneed product, the Legacy Gold series, includes both single premium as well as multi-pay policies. Our Preneed sales are generated primarily through independent funeral homes in fourteen states.

The preneed market is very competitive despite the recent conditions in the financial markets. There are more than twenty companies active in our preneed market. The principal methods of competition are product pricing including growth on preneed insurance products, commissions, and the quality and efficiency of service provided. Our competitive pricing and ourquality and efficient service as well as long term sustainability are positive factors in our competitive position. However, competitors introduce new products frequently and we strive to maintain and improve our offerings constantly as we ensure sales of sustainable and profitable business.

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

The final expense market is very competitive. The principal methods of competition are product pricing and commissions; however the quality and efficiency of service are also important factors.

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

Approximately 24% of total ordinary insurance in force is Traditional. These sales are built around a standard portfolio of life insurance policies with some of the contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies. In addition, we offer term insurance products and in the fourth quarter of 2013, we introduced a new Express Term product for the middle income market.

We continue to sell products through our agreement with Puritan Financial Group. The products being sold include a single premium whole life policy and a single premium immediate annuity sold in conjunction with a ten-pay whole life policy. The program has been very successful producing over $10 million in premiums for 2013 and approximately $11 million in 2014. Under our agreement, the business will be produced by Investors Heritage Life for a period of no less than five years and is partially reinsured with Puritan Life Insurance Company of America on a coinsurance basis.

In addition, during 2013, Investors Heritage Life began accepting 75% of the risks on a coinsurance basis on similar products sold by Puritan Life Insurance Company of America and Sterling Investors Life Insurance Company. This reinsured business includes single premium life insurance policies and a single premium immediate annuity sold in combination with a ten-pay whole life insurance policy. These reinsurance agreements allow us to participate in certain states where we are not currently marketing. We assumed premiums in excess of $10 million under these coinsurance agreements in 2013 and in excess of $3 million in 2014.

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

Our ordinary products also include the HLW Choice Whole Life, Heritage Youth Protector and Heritage Protector IV.

Group life accounts for 6% of total insurance in force. During the third quarter of 2013, we entered into several marketing agreements with various association groups to provide a group term life insurance policy to members of the groups. Although this is not currently a large volume of business, we anticipate expanding the association group business and anticipate cross-selling other life insurance products to members of the groups.

Administrative and Financial Services. Credit insurance, which accounts for 15% of total insurance in force, is generally sold through banks, finance companies and automobile dealerships and is offered in connection with the extension of credit. The amount of the insurance is designed to cover the amount of the loan with the financial institution being the beneficiary of the insurance policy to the extent of the unpaid balance of the loan. Credit insurance production is dependent on consumer debt. In times of low unemployment, reasonable interest rates and a steadily improving economy, consumer debt increases; therefore, credit insurance sales increase. When the economy slows, consumer debt slows and therefore credit insurance sales decrease.

Investors Heritage Life has reinsurance agreements for credit insurance with eight unaffiliated companies. Pursuant to those agreements, our credit insurance products sold by each company’s agents are then reinsured to each company, respectively. Investors Heritage Life and Investors Heritage Financial are paid an initiation fee and an administration fee for services provided.

Investors Heritage Financial continues to sell Investors Heritage Life’s credit insurance products through banks, finance companies and selected automobile dealerships. Only 7.7% of Investors Heritage Financial revenues for 2014 were derived from the sale of Investors Heritage Life's credit insurance products. The remaining revenues were primarily derived from service fees. Credit insurance gross written premiums were lower than in the prior year due primarily to lower loan demand related to the sluggish economy and regulatory conditions. As noted above, Investors Heritage Life has an exclusive marketing agreement with the KBA and its affiliated insurance agency, KenBanc Insurance Services, Inc., whereby KenBanc provides all marketing and sales management responsibilities for the sale of our credit insurance products through financial institutions in the Commonwealth of Kentucky.

In addition to selling credit insurance, Investors Heritage Life provides ongoing servicing of written credit business, generating fee income. Additionally, Investors Heritage Life bank agents may obtain an ordinary life license enabling them to sell mortgage life insurance that might be required in excess of the statutory credit life limitation enacted by each state where our credit insurance products are sold. The mortgage life insurance sales operations are also conducted through KenBanc. Investors Heritage Financial is licensed with other unaffiliated insurance companies to provide products that Investors Heritage Life does not offer to the financial institutions and other agents. These products include cancer, accident, second-to-die, large face amount term insurance, short term and long term disability and annuities. These relationships generated additional fee income in the amount of $139,892 during 2014 and management anticipates continued fee income from this area.

During 2014, we continued to market our third party administrative services to non-affiliated companies. We have an employee whose primary responsibility is to promote this aspect of our organization. This additional marketing focus has and is expected to generate fee income associated with providing these services. Our overall revenue is further enhanced by the fact that we generally incur minimal expense increases associated with the third party administrative services, which decreases our overall unit costs.

We have the capacity within our organization to handle the additional load and we have been successful in providing services without the need to add a significant number of new employees. We currently provide administrative services for six non-affiliated companies. These agreements are with a variety of companies that encompass different levels of services, including in some cases, full life insurance back office administration and accounting.

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

As of December 31, 2014, approximately $56,332,000 or 11% of total benefit and unearned premium reserves was reinsured with non-affiliated, well-established insurance companies. Investors Heritage Life is party to reinsurance and coinsurance agreements with twenty-three non-affiliated companies. The reinsurers for Investors Heritage Life and amount of reinsurance reserves are as follows:

	Reinsurance	Percent
NAME OF COMPANY	Reserves	of Total

Scottish Re (US)	$21,386,000	37.96%
Puritan Life Insurance Company of America	16,410,000	29.13%
Munich American Reassurance Company	7,794,000	13.84%
Minnesota Life Insurance Company	3,963,000	7.03%
Swiss Life Ltd.	3,594,000	6.38%
Settlers Life Insurance Company	937,000	1.66%
Lincoln National Life Insurance Co.	856,000	1.52%
Swiss Re Life & Health America Inc.	533,000	0.95%
Transamerica Life Insurance Company	306,000	0.54%
KenBanc Reinsurance Company LTD	129,000	0.23%
Royal Bank of Canada Insurance Company LTD	128,000	0.23%
Central States Health & Life Co of Omaha	83,000	0.15%
ACE Life Insurance Company	74,000	0.13%
Canada Life Assurance Company	46,000	0.08%
Optimum Re Insurance Company	37,000	0.07%
Wilton Re Life Insurance Company	29,000	0.05%
Reliastar Life Insurance Company	11,000	0.02%
Universal Guaranty Life Insurance Co.	7,000	0.01%
Plateau Life Insurance Company	4,000	0.01%
St James Reinsurance Corporation	3,000	0.01%
Other Companies (3)	2,000	0.00%
	$56,332,000	100.00%

Investors Heritage Life reinsures all of the risk on the credit insurance products sold by its agents with Swiss Life Ltd. and KenBanc Reinsurance Company, Ltd. As explained above, some of these credit insurance risks are also reinsured to Transamerica, Universal Guaranty, Madison National, Minnesota Life, Plateau, Central States and St James.

Other Subsidiaries. Investors Heritage Printing does job printing for Investors Heritage Life as well as numerous unaffiliated sources. This includes the printing of the application forms and other office forms required by Investors Heritage Life. The income from Investors Heritage Printing is not a significant factor in our overall business. Revenues from Investors Heritage Printing were approximately $154,000 in 2014, down $21,000 compared to 2013.

The operation of Investors Heritage Financial generates additional revenue to Investors Heritage Capital Corporation. Although this additional revenue is not a significant factor in our overall business, Investors Heritage Financial generated revenue from its operations of approximately $152,000 in 2014 compared to $166,000 in 2013. The decrease is primarily due to lower service fee income on credit insurance business.

At Need Funding is a single member, limited liability company organized under the laws of the Commonwealth of Kentucky. Investors Heritage Capital Corporation is the sole member of the LLC. Funding provided by At Need Funding is secured by assignments of verified incontestable life insurance policies issued by unaffiliated companies. The funds are advanced to funeral homes for services provided for the insured. Upon receipt of death benefits from the unaffiliated insurance company, the principal balance of the debt is reduced and interest and fees are recorded. This service is marketed primarily to funeral homes that do not have the manpower to timely complete necessary paperwork to process the insurance claim. Revenues from At Need Funding were approximately $100,000 in 2014, up $4,000 compared to 2013.

Dividends and distributions from the Non-insurance Subsidiaries for 2014 and 2013 amounted to $95,000 and $625,000, respectively.

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

Employees. Investors Heritage Capital Corporation does not have any employees. While Investors Heritage Capital Corporation’s officers perform various functions, they are not paid a salary by Investors Heritage Capital Corporation for performing such functions. There are 94 people employed by Investors Heritage Life and 87 of these individuals are full-time employees. The number of active independent contractual agents of Investors Heritage Life is 1,842. There are no unions organized nor are there any collective bargaining agreements with the employees or agents. Management of Investors Heritage Life considers its relationship with the employees and agents to be satisfactory.

(d) Financial Information about Geographic Areas

The principal markets for Investors Heritage Life's products are in Kentucky, North Carolina, Georgia, Indiana, Michigan, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. Investors Heritage Life has approximately 1,774 licensed ordinary agents and regional managers throughout these states and credit life agents in 285 banks and automobile dealerships.

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

Item 2. Properties

Our physical property consists of the home office building and grounds, owned in fee, at 200 Capital Avenue, Frankfort, Kentucky. Adjacent to the home office, we own additional property on Second Street and on Shelby Street in Frankfort, Kentucky. One building is used for agency and company meetings; one building is a print shop used by Investors Heritage Printing; one building is currently available for lease to a commercial tenant and one building is a residential apartment building. All of the properties are in good condition.

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

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2014:
First Quarter	$21.25	$19.75
Second Quarter	21.25	19.60
Third Quarter	21.65	20.82
Fourth Quarter	21.75	21.12

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2013:
First Quarter	$22.75	$17.50
Second Quarter	23.25	19.60
Third Quarter	23.10	21.30
Fourth Quarter	21.75	20.00

(b)	Holders

Approximate Number of Equity Security Holders

(A)

Title of Class

Common Stock

(B)

Number of Holders of Record as of 3-9-2015

2,468

(c)   Dividends

The 2015 cash dividend to be paid April 7, 2015, to stockholders of record March 20, 2015, is $.21 per share. Investors Heritage Capital Corporation paid an annual dividend totaling $225,717 to stockholders in 2014 representing $.20 per share and paid an annual dividend totaling $285,471 to stockholders in 2013 representing $.25 per share.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 5-20 in the Annual Report to the Stockholders for the year ended December 31, 2014, and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and notes appear on pages 22-55 in the Annual Report to the Stockholders for the year ended December 31, 2014, and are incorporated herein by reference. See Part IV, Item 15.

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

In addition, based upon this evaluation, management concluded that, as of the end of the period covered by this annual report, our internal controls over financial reporting are effective. The standard measures adopted by management in making its evaluation are the measures in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2014 that may have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	The executive officers and directors of the Company are:

Name, Position & Year Became
Officer/Director
Family Relationship	Age

Harry Lee Waterfield II	71
Chairman of the Board, President/1963

Shane S. Mitchell, Treasurer/2014	29

Robert M. Hardy, Jr.	57
Director, Executive Vice President and General
Counsel/1988
Nephew of Harry Lee Waterfield II

Raymond L. Carr, Executive Vice President,	66
Chief Operating Officer/2002

Larry J. Johnson II, Vice President, Chief	42
Financial Officer/2013

Jane S. Jackson, Secretary/2003	60

Helen S. Wagner, Director/1986	78

Gordon C. Duke, Director/1991	69

Harold G. Doran, Jr., Director/2001	61

David W. Reed, Director/1982	60

Michael F. Dudgeon, Jr., Director/2004	53
Nephew of Harry Lee Waterfield II

George R. Burgess, Jr., Director/2013	62

(b)

Information regarding the Directors, including their occupations and experience, and leadership structure of the Board are shown on pages 3-7, respectively, of the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2015 and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information regarding compensation of executive officers and transactions with executive officers and directors is shown on pages 7-11 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2015, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security ownership by Officers, Directors, and management is shown on pages 5-6 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2015, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain relationships and related transactions are shown on page 12 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2015, and are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding accounting fees and services is shown on page 11 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2015, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following financial statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 2014 (pages 22-55) are filed as Exhibit 1 thereto:

   Report of Independent Registered Public Accounting Firm

   Consolidated Balance Sheets as of December 31, 2014 and 2013

   For each of the years ended December 31, 2014 and 2013:

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

11

Statements re: computation of Per Share Earnings is contained in Note 1 to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on page 31 of the Annual Report to the Stockholders for the year ended December 31, 2014, and is incorporated herein by reference.

13	Annual Report to the Stockholders for the year ended December 31, 2014 is attached hereto as Exhibit 1 and is incorporated herein by reference.

23	Consent of Independent Registered Public Accounting Firm.

31.1 & 31.2	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

March 20, 2015
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

March 20, 2015

/s/Robert M. Hardy, Jr.

Robert M. Hardy, Jr.

Executive Vice President, General Counsel and Director

March 20, 2015

/s/Raymond L. Carr

Raymond L. Carr

Executive Vice President, Chief Operating Officer

March 20, 2015

/s/Larry J. Johnson II

Larry J. Johnson II

Vice President, Chief Financial Officer

March 20, 2015

/s/Gordon C. Duke

Gordon C. Duke

Director

March 20, 2015

/s/Helen S. Wagner

Helen S. Wagner

Director

March 20, 2015

/s/Harold G. Doran, Jr.

Harold G. Doran

Director

March 20, 2015

/s/David W. Reed

David W. Reed

Director

March 20, 2015

/s/Michael F. Dudgeon, Jr.

Michael F. Dudgeon, Jr.

Director

March 20, 2015

/s/George R. Burgess, Jr.

George R. Burgess

Director

March 20, 2015