Form 10-Q
period 2015-03-31
Investors Heritage Capital Corp
filed 2015-05-15
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Number of outstanding shares as of May 15, 2015 - 1,123,166.033

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $399,540,804 and $403,596,261)	$430,771,661	$430,117,478
Equity securities (cost: $6,476,827 and $6,331,436)	7,682,294	7,405,819
Mortgage loans on real estate	32,416,577	29,459,436
Policy loans	6,716,387	6,665,493
State-guaranteed receivables	7,759,795	7,917,379
Other invested assets	3,396,033	3,270,848
Total investments	488,742,747	484,836,453
Cash and cash equivalents	5,675,143	1,870,867
Accrued investment income	4,452,620	5,190,740
Due premiums	3,156,373	3,217,136
Deferred acquisition costs	17,484,035	17,847,907
Value of business acquired	279,625	301,037
Leased property under capital leases	655,027	555,251
Property and equipment	971,150	1,000,120
Cash value of company-owned life insurance	12,528,527	12,441,833
Other assets	2,564,656	2,041,050
Amounts recoverable from reinsurers	56,199,042	55,910,993
Total assets	$592,708,945	$585,213,387

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$490,752,576	$490,126,730
Unearned premium reserves	7,927,412	7,812,972
Policy claims	2,635,852	2,821,106
Liability for deposit-type contracts	3,405,196	3,432,793
Reserves for dividends and endowments and other	398,205	391,439
Total policy liabilities	505,119,241	504,585,040
Deferred federal income tax liability	9,351,389	7,785,450
Obligations under capital leases	645,799	553,028
Notes payable	2,611,875	2,508,576
Accrued pension liability	4,995,939	5,141,442
Other liabilities	6,534,506	4,103,365
Total liabilities	529,258,749	524,676,901

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,123,980 and 1,123,980)	1,123,980	1,123,980
Paid-in surplus	8,908,243	8,908,243
Accumulated other comprehensive income	15,946,390	12,704,319
Retained earnings	37,471,583	37,799,944
Total stockholders' equity	63,450,196	60,536,486
Total liabilities and stockholders' equity	$592,708,945	$585,213,387

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended March 31,
	2015	2014
REVENUE
Premiums and other considerations	$14,726,746	$15,232,486
Premiums ceded	(3,364,065)	(3,355,650)
Net premiums	11,362,681	11,876,836

Investment income, net of expenses	5,223,812	5,078,982
Net realized gains (losses) on investments	158,828	(3,806)
Other income	350,441	337,872
Total revenue	17,095,762	17,289,884

BENEFITS AND EXPENSES
Death and other benefits	11,724,062	11,021,044
Guaranteed annual endowments	103,396	103,810
Dividends to policyholders	84,285	83,383
Increase in benefit reserves and unearned premiums	1,273,496	1,978,691
Acquisition costs deferred	(1,388,344)	(1,751,981)
Amortization of deferred acquisition costs	1,633,163	1,787,601
Commissions	897,364	1,306,860
Other general and administrative expenses	2,865,069	2,828,181
Total benefits and expenses	17,192,491	17,357,589

LOSS BEFORE FEDERAL INCOME TAXES	(96,729)	(67,705)

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	80,037	26,587
Deferred	(104,219)	(40,128)
Total federal income taxes	(24,182)	(13,541)

NET LOSS	$(72,547)	$(54,164)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.06)	$(0.05)

DIVIDENDS PER SHARE	$0.21	$0.20

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended March 31,
	2015	2014

NET LOSS	$(72,547)	$(54,164)

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	4,999,552	7,168,195
Reclassification adjustment for losses (gains) included in income	(158,828)	3,806
Adjustment for effects of deferred acquisition costs	(119,053)	(191,144)
Net unrealized gains on investments	4,721,671	6,980,857
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	190,558	97,603

Other comprehensive income before income taxes	4,912,229	7,078,460

Income tax expense	1,670,158	2,406,676

OTHER COMPREHENSIVE INCOME, NET OF TAXES	3,242,071	4,671,784

COMPREHENSIVE INCOME	$3,169,524	$4,617,620

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income	Earnings	Equity

BALANCE, JANUARY 1, 2014	$1,128,583	$8,908,243	$6,751,991	$36,858,451	$53,647,268

Net loss	-	-	-	(54,164)	(54,164)
Other comprehensive income, net	-	-	4,671,784	-	4,671,784
Cash dividends	-	-	-	(244,554)	(244,554)
BALANCE, MARCH 31, 2014	$1,128,583	$8,908,243	$11,423,775	$36,559,733	$58,020,334

BALANCE, JANUARY 1, 2015	$1,123,980	$8,908,243	$12,704,319	$37,799,944	$60,536,486

Net loss	-	-	-	(72,547)	(72,547)
Other comprehensive income, net	-	-	3,242,071	-	3,242,071
Cash dividends	-	-	-	(255,814)	(255,814)
BALANCE, MARCH 31, 2015	$1,123,980	$8,908,243	$15,946,390	$37,471,583	$63,450,196

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,619,414	$3,479,426

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(8,820,837)	(7,791,620)
Sales of available-for-sale securities	3,201,808	449,727
Maturities of available-for-sale securities	9,618,212	6,700,321
Acquisitions of mortgage loans on real estate	(4,820,513)	(732,640)
Payments of mortgage loans on real estate	1,868,887	341,863
Payments of state-guaranteed receivables	298,260	298,260
Net change in payable (receivable) for securities	2,047,167	95,091
Net additions in other investments	(176,079)	(75,317)
Net additions to property and equipment	(203,665)	(120,267)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,013,240	(834,582)
FINANCING ACTIVITIES
Receipts from universal life policies credited to policyholder account balances	1,061,173	1,295,052
Return of policyholder account balances on universal life policies	(1,992,850)	(2,013,943)
Payments on notes payable	(849,876)	(817,548)
Proceeds from notes payable	953,175	813,142

NET CASH USED IN FINANCING ACTIVITIES	(828,378)	(723,297)
INCREASE IN CASH AND CASH EQUIVALENTS	3,804,276	1,921,547
Cash and cash equivalents at beginning of period	1,870,867	4,143,291
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,675,143	$6,064,838

See notes to consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2014, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management has evaluated all events subsequent to March 31, 2015 through the date that these financial statements have been issued.

NOTE 3 – New Accounting Pronouncements

All new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time or were not expected to have a material impact to the consolidated financial statements.

NOTE 4 – Investments

Investments in available-for-sale securities are summarized as follows:

		Gross	Gross
March 31, 2015	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$27,058,920	$1,136,850	$-	$28,195,770
States and political subdivisions	37,179,634	6,168,220	10,673	43,337,181
Corporate	221,515,492	18,149,584	595,008	239,070,068
Foreign	63,756,771	3,670,266	518,776	66,908,261
Asset-backed securities	1,432,996	20,269	-	1,453,265
Mortgage-backed securities (MBS):
Commercial MBS	7,705,874	413,781	-	8,119,655
Residential MBS	40,891,117	2,796,344	-	43,687,461
Total fixed maturity securities	399,540,804	32,355,314	1,124,457	430,771,661
Equity securities:
U.S. agencies	707,900	-	-	707,900
Mutual funds	318,284	38,002	-	356,286
Corporate common stock	5,450,643	1,325,475	158,010	6,618,108
Total equity securities	6,476,827	1,363,477	158,010	7,682,294
Total	$406,017,631	$33,718,791	$1,282,467	$438,453,955

		Gross	Gross
December 31, 2014	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$28,063,178	$820,997	$16,164	$28,868,011
States and political subdivisions	38,021,271	5,985,975	-	44,007,246
Corporate	224,299,411	15,669,733	930,632	239,038,512
Foreign	63,792,040	2,934,542	751,369	65,975,213
Asset-backed securities	1,432,996	33,501	-	1,466,497
Mortgage-backed securities (MBS):
Commercial MBS	7,869,355	266,831	-	8,136,186
Residential MBS	40,118,010	2,507,809	6	42,625,813
Total fixed maturity securities	403,596,261	28,219,388	1,698,171	430,117,478
Equity securities:
U.S. agencies	707,900	-	-	707,900
Mutual funds	318,284	40,038	-	358,322
Corporate common stock	5,305,252	1,157,718	123,373	6,339,597
Total equity securities	6,331,436	1,197,756	123,373	7,405,819
Total	$409,927,697	$29,417,144	$1,821,544	$437,523,297

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	March 31, 2015			December 31, 2014
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
States and political subdivisions	$739,328	$10,673	1	$-	$-	-
Corporate	9,069,557	330,560	6	12,473,068	508,818	7
Foreign	5,981,173	258,603	4	10,374,173	310,267	7
Residential MBS	-	-	-	16,862	6	1
Greater than 12 months:
U.S. government obligations	-	-	-	7,736,774	16,164	1
Corporate	3,985,662	264,448	3	3,828,887	421,814	3
Foreign	4,899,184	260,173	2	4,724,455	441,102	2
Total fixed maturities	24,674,904	1,124,457	16	39,154,219	1,698,171	21

Equities:
Less than 12 months:
Corporate common stock	574,114	97,184	8	527,614	103,438	4
Greater than 12 months:
Corporate common stock	165,471	60,826	4	525,865	19,935	4
Total equities	739,585	158,010	12	1,053,479	123,373	8

Total	$25,414,489	$1,282,467	28	$40,207,698	$1,821,544	29

As of March 31, 2015, all of the above fixed maturity securities individually had a fair value to cost ratio equal to or greater than 90% and the equity securities had a fair value to cost ratio equal to or exceeding 69%. As of December 31, 2014, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 86% and the equity securities noted above had a fair value to cost ratio equal to or greater than 78%.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer. The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value. For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains (losses) in the consolidated statements of income. Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost. Based on our review, the Company experienced no other-than-temporary impairments during the quarters ended March 31, 2015 or 2014.

Management believes that the Company will fully recover its cost basis in the securities held at March 31, 2015, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	March 31,	December 31,
	2015	2014
Net unrealized appreciation on available-for sale securities	$32,436,324	$27,595,600
Adjustment to deferred acquisition costs	(830,703)	(711,650)
Deferred income taxes	(10,745,911)	(9,140,543)
Net unrealized appreciation on available-for sale securities	$20,859,710	$17,743,407

The amortized cost and fair value of fixed maturity securities at March 31, 2015, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$8,830,253	$9,030,285
Due after one year through five years	84,073,704	92,683,476
Due after five years through ten years	180,399,260	190,895,214
Due after ten years	52,812,115	60,644,458
Due at multiple maturity dates	73,425,472	77,518,228
Total	$399,540,804	$430,771,661

Proceeds for the quarters ended March 31, 2015 and 2014 from sales and maturities of investments in available-for-sale securities, as well as gross gains and gross losses realized, are presented below.

	Quarter Ended March 31,
	2015	2014
Proceeds from sales and maturities	$12,820,020	$7,150,048
Gross realized gains	160,792	21,672
Gross realized losses	(1,964)	(25,478)

The table below shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities for the quarters ended March 31, 2015 and 2014.

	Quarter Ended March 31,
	2015	2014
Change in unrealized investment gains:
Available-for-sale:
Fixed maturities	$4,709,640	$6,860,197
Equity securities	131,084	311,804
Net realized investment gains (losses):
Available-for-sale:
Fixed maturities	$90,859	$-
Equity securities	67,969	(3,806)

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At March 31, 2015 and December 31, 2014, these required deposits had a total fair value of $23,640,234 and $23,951,372, respectively.

The Company also engages in commercial and residential mortgage lending. As of March 31, 2015, investments in commercial and residential properties comprised 38.2% and 61.8%, respectively, of the Company’s mortgage portfolio. At December 31, 2014, investments in commercial and residential properties comprised 41.9% and 58.1%, respectively, of the Company’s mortgage portfolio.

All commercial mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers. Loan-to-value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required. We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis.

The Company purchases residential mortgage loans through the secondary market. Each mortgage loan opportunity is reviewed individually, considering both the value of the underlying property and the credit worthiness of the borrower. We are utilizing a third party servicer to administer these loans.

As of March 31, 2015 and December 31, 2014, there were no non-performing loans, loans on nonaccrual status, loans 90 days past due or more, loans in process of foreclosure, or restructured loans. The Company experienced no mortgage loan defaults during the quarters ended March 31, 2015 and 2014.

The Company’s investments in mortgage loans, by state, are as follows:

	March 31,	December 31,
	2015	2014
Florida	$5,401,368	$6,047,236
California	5,078,618	4,806,451
Illinois	4,631,248	3,392,446
Texas	3,485,045	2,290,700
Kentucky	3,440,569	3,492,854
Georgia	2,710,588	3,123,530
Ohio	1,777,594	1,805,093
Arizona	1,145,494	927,600
Tennessee	978,461	1,054,671
Indiana	625,664	95,434
West Virginia	433,772	440,725
Pennsylvania	383,560	-
Nevada	376,000	-
North Carolina	358,466	359,308
Missouri	267,324	267,996
New Jersey	251,423	252,612
South Carolina	242,707	248,815
Colorado	224,666	225,772
Massachusetts	219,363	239,399
Idaho	170,680	174,433
Kansas	136,172	136,442
Utah	77,795	77,919
Total	$32,416,577	$29,459,436

The Company owns certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. The state-guaranteed receivables are carried at their amortized cost basis on the balance sheet. At March 31, 2015, the amortized cost and estimated fair value of state-guaranteed receivables, by contractual maturity, are summarized as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$739,517	$755,505
Due after one year through five years	2,476,155	2,750,467
Due after five years through ten years	3,011,141	3,859,923
Due after ten years	1,532,982	2,284,232
Total	$7,759,795	$9,650,127

The amortized cost of state-guaranteed receivables, by state, is summarized as follows:

	March 31,	December 31,
	2015	2014
New York	$3,579,778	$3,694,805
Massachusetts	1,953,718	1,969,570
Georgia	1,447,195	1,467,774
Pennsylvania	305,144	299,851
Texas	231,722	227,649
California	171,233	188,131
Ohio	71,005	69,599
Total	$7,759,795	$7,917,379

Major categories of net investment income are summarized as follows:

	Quarter Ended March 31,
	2015	2014
Fixed maturities	$4,637,808	$4,709,081
Equity securities	63,291	51,637
Mortgage loans on real estate	558,396	303,876
Policy loans	118,740	116,929
State-guaranteed receivables	140,675	143,795
Other	60,652	57,057
Gross investment income	5,579,562	5,382,375
Investment expenses	355,750	303,393
Net investment income	$5,223,812	$5,078,982

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

The Company’s Level 3 investments include financial instruments whose value cannot be obtained through a pricing service and must be determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category currently includes one private equity investment where independent pricing inputs were not able to be obtained. For fixed maturities that may fall within this level, the Company utilizes the assistance of its third-party investment advisor to estimate the fair value based on non-binding broker quotes and internal models using unobservable assumptions about market participants. For the private equity investment, the Company establishes fair value based on the most recent trading activity as well as a review of the underlying financial statements of the entity.

The following table presents the Company’s fair value hierarchy for those financial instruments measured and reported at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$28,195,770	$-	$28,195,770
States and political subdivisions	-	43,337,181	-	43,337,181
Corporate	-	239,070,068	-	239,070,068
Foreign	-	66,908,261	-	66,908,261
Asset-backed securities	-	1,453,265	-	1,453,265
Mortgage-backed securities:
Commercial MBS	-	8,119,655	-	8,119,655
Residential MBS	-	43,687,461	-	43,687,461
Total fixed maturities	$-	$430,771,661	$-	$430,771,661

Equity securities:
U.S. agencies	$707,900	$-	$-	$707,900
Mutual funds	356,286	-	-	356,286
Corporate common stock	6,266,108	-	352,000	6,618,108
Total equity securities	$7,330,294	$-	$352,000	$7,682,294

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$28,868,011	$-	$28,868,011
States and political subdivisions	-	44,007,246	-	44,007,246
Corporate	-	239,038,512	-	239,038,512
Foreign	-	65,975,213	-	65,975,213
Asset-backed securities	-	1,466,497	-	1,466,497
Mortgage-backed securities:
Commercial MBS	-	8,136,186	-	8,136,186
Residential MBS	-	42,625,813	-	42,625,813
Total fixed maturities	$-	$430,117,478	$-	$430,117,478

Equity securities:
U.S. agencies	$707,900	$-	$-	$707,900
Mutual funds	358,322	-	-	358,322
Corporate common stock	5,955,597	-	384,000	6,339,597
Total equity securities	$7,021,819	$-	$384,000	$7,405,819

The following table provides a summary of changes in fair value of our Level 3 financial instruments reported at fair value for the quarters ended March 31, 2015 and 2014.

	Quarter Ended March 31,
	2015	2014
Corporate common stock:
Beginning balance	$384,000	$384,000
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Purchases	-	-
Sales	-	-
Total gains or losses:
Included in earnings	-	-
Included in other comprehensive income	(32,000)	-
Ending balance	$352,000	$384,000

The Company experienced no transfers between Level 1 and Level 2 during the quarters ended March 31, 2015 or 2014. The Company experienced no transfers between Level 2 and Level 3 during the quarters ended March 31, 2015 or 2014. Transfers in and/or out of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

The unrealized gains (losses) on Level 3 investments are recorded as a component of accumulated other comprehensive income (loss), net of tax, in accordance with required accounting for our available-for-sale portfolio.

Financial Instruments Disclosed, but not Carried, at Fair Value

The following disclosure presents the carrying values and estimated fair values of the Company’s financial instruments disclosed, but not carried, at fair value as of March 31, 2015 and December 31, 2014, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis. The fair values for insurance contracts other than investment-type contracts are not required to be disclosed. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment was required to interpret market data to develop these estimates. Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	March 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$12,390,295	$13,050,138	$-	$-	$13,050,138
Residential	20,026,282	22,180,264	-	-	22,180,264
Policy loans	6,716,387	6,716,387	-	-	6,716,387
State-guaranteed receivables	7,759,795	9,650,127	-	9,650,127	-
Other invested assets	3,396,033	3,396,033	-	-	3,396,033
Cash and cash equivalents	5,675,143	5,675,143	5,675,143	-	-
Accrued investment income	4,452,620	4,452,620	-	-	4,452,620
Cash value of company-owned life insurance	12,528,527	12,528,527	-	-	12,528,527

Liabilities:
Policyholder deposits (Investment-type contracts)	52,964,159	55,662,540	-	-	55,662,540
Policy claims	2,635,852	2,635,852	-	-	2,635,852
Obligations under capital leases	645,799	645,799	-	-	645,799
Notes payable	2,611,875	2,611,875	-	-	2,611,875

	December 31, 2014
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$12,961,492	$13,693,557	$-	$-	$13,693,557
Residential	16,497,944	18,392,927	-	-	18,392,927
Policy loans	6,665,493	6,665,493	-	-	6,665,493
State-guaranteed receivables	7,917,379	9,719,006	-	9,719,006	-
Other invested assets	3,270,848	3,270,848	-	-	3,270,848
Cash and cash equivalents	1,870,867	1,870,867	1,870,867	-	-
Accrued investment income	5,190,740	5,190,740	-	-	5,190,740
Cash value of company-owned life insurance	12,441,833	12,441,833	-	-	12,441,833

Liabilities:
Policyholder deposits (Investment-type contracts)	53,318,598	55,486,262	-	-	55,486,262
Policy claims	2,821,106	2,821,106	-	-	2,821,106
Obligations under capital leases	553,028	553,028	-	-	553,028
Notes payable	2,508,576	2,508,576	-	-	2,508,576

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

Notes payable: The fair values for notes payable with floating interest rates and promissory notes approximate the unpaid principal balances on such notes.

Policy loans, other invested assets, accrued investment income, policy claims and obligations under capital leases: The carrying values of these instruments approximate their fair values and are disclosed in Level 3 of the hierarchy.

NOTE 6 - Earnings per Share

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended March 31, 2015 and 2014 were 1,123,980 and 1,128,583, respectively.

NOTE 7 - Segment Data

The Company operates in four segments as shown in the following table. All segments include both individual and group insurance. Identifiable revenues, expenses and assets are assigned directly to the applicable segment. Net investment income, realized gains and losses, and invested assets are generally allocated to the insurance and the corporate segments in proportion to policy liabilities and stockholders' equity, respectively. Certain assets, such as property and equipment and leased property under capital leases, are allocated between the administrative and financial services segment and the corporate and other segment. Investors Heritage Financial revenue associated with credit administrative services is assigned to the administrative and financial services segment, along with fees relative to third party administrative services. Any remaining revenue is assigned to the corporate and other segment. Results for the parent company, Investors Heritage Printing, At Need Funding and Heritage Funding, after elimination of intercompany amounts, are allocated to the corporate and other segment.

	Quarter Ended March 31,
	2015	2014

Revenue:
Preneed and burial products	$12,131,407	$11,212,714
Traditional and universal life products	4,442,464	5,597,532
Administrative and financial services	302,094	277,436
Corporate and other	219,797	202,202
Total revenue	$17,095,762	$17,289,884

Pre-tax income (loss) from operations:
Preneed and burial products	$(246,848)	$(308,578)
Traditional and universal life products	71,578	192,491
Administrative and financial services	57,586	46,231
Corporate and other	20,955	2,151
Total pre-tax income	$(96,729)	$(67,705)

NOTE 8 – Federal Income Taxes

The provision for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; nondeductible travel and entertainment expenses; and non-taxable effects of company-owned life insurance premiums, cash value growth, and death benefit proceeds.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2011 through 2014 U.S. federal tax years remain subject to income tax examination by tax authorities. We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company will be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. However, should such a circumstance arise, it is our policy to classify any interest and penalties (if applicable) as income tax expense in the financial statements.

NOTE 9 – Other Comprehensive Income (Loss)

The following tables present the pretax components of the Company’s other comprehensive income (loss), and the related income tax expense (benefit) for each component, for the quarters ended March 31, 2015 and 2014.

	Quarter Ended March 31, 2015
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$4,999,552	$1,679,372	$3,320,180
Reclassification adjustment for gains included in income	(158,828)	(33,526)	(125,302)
Adjustment for effect of deferred acquisition costs	(119,053)	(40,478)	(78,575)
Net unrealized gains on investments	4,721,671	1,605,368	3,116,303
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	190,558	64,790	125,768

Total other comprehensive income	$4,912,229	$1,670,158	$3,242,071

	Quarter Ended March 31, 2014
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$7,168,195	$2,437,718	$4,730,477
Reclassification adjustment for losses included in income	3,806	761	3,045
Adjustment for effect of deferred acquisition costs	(191,144)	(64,988)	(126,156)
Net unrealized losses on investments	6,980,857	2,373,491	4,607,366
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	97,603	33,185	64,418

Total other comprehensive income	$7,078,460	$2,406,676	$4,671,784

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The change in the components of the Company’s accumulated other comprehensive income, net of tax, for the quarters ended March 31, 2015 and 2014 are as follows:

	Unrealized Gains	Defined	Accumulated
	(Losses) on	Benefit	Other
	Available-For-Sale	Pension	Comprehensive
	Securities	Plan	Income
For the quarter ended March 31, 2015:
Beginning balance	$17,743,407	$(5,039,088)	$12,704,319
Other comprehensive income before reclassifications	3,241,605	-	3,241,605
Amounts reclassified from accumulated other comprehensive income	(125,302)	125,768	466
Net current period other comprehensive income	3,116,303	125,768	3,242,071
Ending balance	$20,859,710	$(4,913,320)	$15,946,390

For the quarter ended March 31, 2014:
Beginning balance	$9,916,148	$(3,164,157)	$6,751,991
Other comprehensive income before reclassifications	4,604,321	-	4,604,321
Amounts reclassified from accumulated other comprehensive income	3,045	64,418	67,463
Net current period other comprehensive income	4,607,366	64,418	4,671,784
Ending balance	$14,523,514	$(3,099,739)	$11,423,775

The following table presents the pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of income for the quarters ended March 31, 2015 and 2014.

	Quarter Ended March 31,
Reclassification Adjustments	2015	2014
Unrealized gains on available-for-sale securities:
Realized gains (losses) on sale of securities (a)	$158,828	$(3,806)
Income tax benefit (expense) (c)	(33,526)	761
Net of tax	125,302	(3,045)

Defined benefit pension plan:
Amortization of actuarial net loss (b)	(190,558)	(97,603)
Income tax benefit (c)	64,790	33,185
Net of tax	(125,768)	(64,418)

Total reclassifications for the period	$(466)	$(67,463)

(a) These items appear within net realized gains (losses) on investments in the consolidated income statements.
(b) These items are included in the computation of net periodic pension cost (see Note 10).
(c) These items appear within federal income taxes in the consolidated income statements.

NOTE 10 – Employee Benefit Plans

Investors Heritage Capital Corporation sponsors a noncontributory defined benefit pension plan, which was frozen in 2012 with respect to new benefit accruals. Participants in the plan at the time it was frozen may still continue to earn vesting credit towards their pension plan benefit. The following table provides the components of our net periodic benefit cost:

	Quarter Ended March 31,
	2015	2014

Service cost	$-	$-
Interest cost	222,566	261,264
Expected return on plan assets	(293,069)	(299,418)
Recognized actuarial net loss	190,558	97,603
Net periodic pension cost	$120,055	$59,449

We previously disclosed in our financial statements for the year ended December 31, 2014 that the Company expected to contribute $300,000 to our defined benefit pension plan during 2015. As of March 31, 2015, the Company had contributed $75,000 to the plan.

NOTE 11 – Notes Payable

The Company renewed the Investors Heritage Capital Corporation Line of Credit and the At Need Funding Line of Credit during the first quarter of 2015. The Investors Heritage Capital Corporation Line of Credit remains for $150,000 with a new maturity date of March 24, 2017. Interest is paid on this note monthly at the prime rate, with a floor of 3.25%. The At Need Funding Line of Credit was increased to $1,500,000 with a new maturity date of March 24, 2017. Interest is paid on this note monthly at the prime rate, which is currently 3.25%.

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

Investors Heritage Life offers a full line of life insurance products including, but not limited to, whole life, term life, single premium life, multi-pay life and annuities. Investors Heritage Life’s primary lines of business are insurance policies and annuities utilized to fund preneed funeral contracts, policies sold in the senior wealth transfer market, final expense insurance, credit life and credit disability insurance, group term insurance sold through associations, and term life and reducing term life sold through financial institutions. We continue to actively develop new products and diversify distribution systems in order to broaden our marketing base.

In our preneed and burial product segment, we currently market the Legacy Gold and Heritage FX Final Expense products. The Legacy Gold life insurance and annuity product series is sold in the preneed market in conjunction with prearranged funerals. The Legacy Gold series includes both single premium and multi-pay policies, and both underwritten and guaranteed issue options are available. The Heritage FX Final Expense product is a non-participating whole life insurance product with simplified underwriting, sold in the final expense product. The Heritage FX product is structured to allow increased production while mitigating surplus strain through the use of reinsurance.

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

Investors Heritage Life assumes 75% of the risks on certain policies sold by Puritan Life Insurance Company of America and Sterling Investors Life Insurance Company. The products being assumed are identical to the Heritage Solution and Heritage Provider products currently being written by Investors Heritage Life. However, these reinsurance arrangements allow us to participate in the profitability of these products in certain states where we are not currently marketing.

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

Our fixed maturities are Level 2 instruments, for which the fair value is derived from readily available pricing services utilizing recent trades and broker information. Certain liquid equity securities are considered Level 1 instruments and are valued based on publicly available market quotes in an active market. We hold $352,000 in Level 3 financial instruments, comprising 0.1% of our total investments carried at fair value. Fair value for these instruments is derived from unobservable inputs such as non-binding broker quotes and internal models using unobservable assumptions about market participants.

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

Under current tax law, we are allowed to utilize the small life insurance company deduction to limit the federal taxable income associated with Investors Heritage Life annually. Changes in tax law or the growth of the Company’s tax basis assets to an amount greater than $500 million could limit our ability to utilize this deduction in future years, which could give rise to higher current federal income tax expense.

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

During 2014, the Society of Actuaries released new mortality tables and a new mortality improvement scale for consideration with respect to defined benefit plan liability measurement. We have not yet adopted these new tables with respect to our plan given that more analysis is needed to determine their applicability and impact on our plan structure. While we do not currently expect these tables to have a significant impact on our plan, it is possible that their use could result in a significant increase in plan liabilities once fully analyzed and implemented.

We previously disclosed in our financial statements for the year ended December 31, 2014 that we expected to contribute $300,000 to our defined benefit pension plan during 2015. As of March 31, 2015, the Company had contributed $75,000 to the plan.

New Accounting Pronouncements

All new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time or were not expected to have a material impact to the consolidated financial statements.

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

We maintain a sound, conservative investment strategy. At March 31, 2015, 88.1% of our total invested assets consisted of fixed income securities, compared to 88.7% at December 31, 2014. At March 31, 2015 and December 31, 2014, our fixed income investments were 98.4% and 98.5% investment grade, respectively, as rated by Standard & Poor’s. The Standard & Poor’s average quality rating of our fixed income portfolio holdings as of March 31, 2015 and December 31, 2014 was A.

We have reviewed our investment portfolio and do not believe that there are any securities that are other-than-temporarily impaired at March 31, 2015. None of our fixed income assets are in default and there has been no material change in the distribution of our fixed income portfolio. We recorded no other-than-temporary impairment charges in the consolidated statements of income during the quarters ended March 31, 2015 or 2014.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments. As of March 31, 2015, we have no investments with any level of direct subprime exposure. Additionally, we have no Alt-A bond exposure within our current holdings.

We have an investment advisory agreement with an independent third-party investment advisor to purchase common and preferred stocks in stable areas within the real estate sector. The investment advisor has a history of strong performance within these markets. The majority of these funds have been invested in a diversified assortment of regularly traded, exchange listed common stocks. As of March 31, 2015, the largest individual stock position within this group is approximately $421,000. We believe the unrealized losses in our common stock portfolio are temporary in nature given the credit quality of the issuers. We believe that these investments will generate positive future results by providing a slightly increased and fully managed exposure to equity markets.

Additionally, we engage in commercial and residential mortgage lending. As of March 31, 2015, investments in commercial properties comprised 38.2% of our mortgage portfolio. Our commercial mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers. Loan-to-value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required. We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis.

As of March 31, 2015, investments in residential properties comprised 61.8%, respectively, of our mortgage portfolio. We purchase residential mortgage loans through the secondary market. Each mortgage loan opportunity is reviewed individually, considering both the value of the underlying property and the credit worthiness of the borrower. We are utilizing a third party servicer to administer these loans. We currently anticipate evaluating and making additional residential mortgage loan investments assuming they meet our investment goals and criteria.

We are familiar with our mortgage loan markets and given our low loan-to-value ratios, we do not believe that there is a significant risk of loss on our mortgage loan portfolio. We have been successful in adding value to the total investment portfolio through mortgage loan originations and secondary market purchases due to the fact that yields realized from the mortgage loan portfolio are generally higher than yields realized from fixed income investments. Value has also been added because the mortgage loan portfolio has consistently performed well. As of March 31, 2015, we had no non-performing loans, loans on nonaccrual status, loans 90 days past due or more, loans in process of foreclosure, or restructured loans.

As of March 31, 2015, our average loan balance is $213,267 and the average loan-to-value is 60%. The largest loan currently held is $961,383. Our mortgage loans are spread across properties located in 22 states, with approximately 76.3% of our loans located in the states of Florida, California, Illinois, Texas, Kentucky, and Georgia. At March 31, 2015 and December 31, 2014, 6.6% and 6.1% of invested assets consisted of mortgage loans, respectively.

We own certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. As these payment streams are secured by the states themselves, a key function of our due diligence is the assessment of the states’ ability to meet these obligations. Additionally, each state generally withholds income tax from each payment for which we must file for reimbursement of such tax annually. We carry the state-guaranteed receivables at their amortized cost basis on the balance sheet. As of March 31, 2015, we held approximately $7,760,000 in state-guaranteed receivables, with the largest concentrations in the states of New York, Massachusetts and Georgia totaling approximately $3,580,000, $1,954,000 and $1,447,000, respectively. At March 31, 2015 and December 31, 2014, 1.6% of invested assets consisted of state-guaranteed receivables.

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

We renewed the Investors Heritage Capital Corporation Line of Credit and the At Need Funding Line of Credit during the first quarter of 2015. The Investors Heritage Capital Corporation Line of Credit remains for $150,000 with a new maturity date of March 24, 2017. Interest is paid on this note monthly at the prime rate, with a floor of 3.25%. The At Need Funding Line of Credit was increased to $1,500,000 with a new maturity date of March 24, 2017. Interest is paid on this note monthly at the prime rate, which is currently 3.25%.

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement. Management has assessed our position and as of March 31, 2015, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $11,362,681 for the first quarter of 2015 (a decrease of 4.3% compared to the first quarter of 2014). This decrease is primarily due to lower direct and assumed premiums relative to the Puritan product offerings in comparison to the corresponding period in 2014.

Net investment income was $5,223,812 for the first quarter of 2015 (an increase of 2.9% compared to the first quarter of 2014). This increase is primarily driven by increased income generated by our investments in residential mortgage loans. Our mortgage loan portfolio provides greater investment yields than the current fixed maturity market. Low new fixed maturity investment yields continue to put downward pressure on our investment income. We continue to seek high quality investments while considering alternative investments that can be used to enhance future investment income.

Net realized gains (losses) were $158,828 and ($3,806) for the quarters ended March 31, 2015 and 2014, respectively. All of the activity during these quarters was in the normal course of business. We experienced no other-than-temporary impairments during the quarters ended March 31, 2015 or 2014.

Other income was $350,441 for the first quarter of 2015 (an increase of 3.7% compared to the first quarter of 2014). This increase is driven by increased service fees relative to our current TPA clients as well as the addition of one new TPA client beginning in the second quarter of 2014. We currently expect no client terminations and anticipate adding additional clients in the future.

Total benefits and expenses were $17,192,491 for the first quarter of 2015 (a decrease of 1.0% compared to the first quarter of 2014). This decrease is primarily driven by lower reserve increases and reduced commissions relative to the lower sales volume in the first quarter of 2015. These reductions were partially offset by an increase in death benefits due to negative mortality experience in our preneed segment in the first quarter of 2015 and by an increase in the net amortization of deferred acquisition costs in excess of new deferrals as compared to the prior period.

After providing for federal income taxes, our net loss was $72,547 with a net loss per share of $0.06 for the first quarter of 2015 as compared to a net loss of $54,164 with a net loss per share of $0.05 for the first quarter of 2014.

We declared a dividend of $0.21 per share on February 12, 2015 to shareholders of record on March 20, 2015. This dividend was paid on April 7, 2015.

Business Segments

FASB guidance requires a "management approach" in the presentation of business segments based on how management internally evaluates the operating performance of business units. The discussion of segment operating results that follows is being provided based on segment data prepared using this methodology.

Preneed & Burial Products

Preneed and burial products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $12,131,407 for the first quarter of 2015 (an increase of 8.2% compared to the first quarter of 2014). This increase is predominantly due to stronger sales of our preneed products during the first quarter of 2015, increased investment income and increased realized gains in comparison to the prior period.

Pre-tax loss from operations was $246,848 for the quarter ended March 31, 2015 compared to a pre-tax loss of $308,578 for the quarter ended March 31, 2014. This reduction in the pre-tax loss was driven primarily by the previously mentioned increases in sales volume, investment income and realized gains within the segment, but it was partially offset by the negative mortality experience within the preneed segment during the first quarter of 2015.

Traditional & Universal Life Products

Traditional and universal life products include traditional life and group life insurance products, certain annuities and universal life products. Revenues for this segment were $4,442,464 for the first quarter of 2015 (a decrease of 20.6% compared to the first quarter of 2014). This decrease is primarily due to the reduction in direct and assumed premiums generated from the Puritan product offerings in comparison to the prior period.

Pre-tax income from operations was $71,578 for the quarter ended March 31, 2015 compared to pre-tax income of $192,491 for the quarter ended March 31, 2014. This decrease in pre-tax income was driven primarily by the revenue reductions as previously discussed.

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

Revenues for this segment were $302,094 for the first quarter of 2015 (an increase of 8.9% compared to the first quarter of 2014). Pre-tax income from operations was $57,586 for the quarter ended March 31, 2015 compared to pre-tax income of $46,231 for the quarter ended March 31, 2014. The revenue and pre-tax income increases are primarily related to the amount and timing of service fees generated from our third party administration relationships compared to the prior period.

Corporate & Other

Corporate and other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $219,797 for the quarter ended March 31, 2015 compared to $202,202 for the quarter ended March 31, 2014. Pre-tax income from operations was $20,955 for the quarter ended March 31, 2015 compared to pre-tax income from operations of $2,151 for the quarter ended March 31, 2014. These increases are primarily due to increased investment income within this segment in comparison to the prior period.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, less than 1% of our consolidated revenues were generated by those subsidiaries. During the quarter ended March 31, 2015, Investors Heritage Capital received no dividends from Investors Heritage Life, Investors Heritage Financial or Investors Heritage Printing and no distributions from At Need Funding. Subsequent to March 31, 2015, Investors Heritage Capital has received $25,000 in dividends from Investors Heritage Financial and $20,000 in dividends from Investors Heritage Printing. The potential exists for dividend payments and distributions over the remainder of 2015 as any needs arise.

Federal Income Taxes

The provision (benefit) for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; nondeductible travel and entertainment expenses; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Our effective tax rate was 25.0% and 20.0% for the quarters ended March 31, 2015 and 2014, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of March 31, 2015.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 15, 2015, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: May 15, 2015	President

BY: /s/Larry Johnson
Larry Johnson
DATE: May 15, 2015	Vice President - Chief Financial Officer