Form 10-Q
period 2015-06-30
Investors Heritage Capital Corp
filed 2015-08-14
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Number of outstanding shares as of August 14, 2015 - 1,117,554.033

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $398,192,828 and $403,596,261)	$419,216,570	$430,117,478
Equity securities (cost: $6,414,886 and $6,331,436)	7,115,831	7,405,819
Mortgage loans on real estate	31,000,362	29,459,436
Policy loans	6,859,552	6,665,493
State-guaranteed receivables	7,764,634	7,917,379
Other invested assets	2,776,036	3,270,848
Total investments	474,732,985	484,836,453
Cash and cash equivalents	6,028,751	1,870,867
Accrued investment income	5,288,275	5,190,740
Due premiums	3,064,212	3,217,136
Deferred acquisition costs	17,483,442	17,847,907
Value of business acquired	264,750	301,037
Leased property under capital leases	563,032	555,251
Property and equipment	952,720	1,000,120
Cash value of company-owned life insurance	12,616,103	12,441,833
Other assets	2,818,986	2,041,050
Amounts recoverable from reinsurers	56,536,473	55,910,993
Total assets	$580,349,729	$585,213,387

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$492,220,613	$490,126,730
Unearned premium reserves	7,958,571	7,812,972
Policy claims	2,480,349	2,821,106
Liability for deposit-type contracts	3,402,796	3,432,793
Reserves for dividends and endowments and other	404,553	391,439
Total policy liabilities	506,466,882	504,585,040
Deferred federal income tax liability	5,732,152	7,785,450
Obligations under capital leases	554,381	553,028
Notes payable	2,136,574	2,508,576
Accrued pension liability	4,850,435	5,141,442
Other liabilities	4,332,553	4,103,365
Total liabilities	524,072,977	524,676,901

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,117,554 and 1,123,980)	1,117,554	1,123,980
Paid-in surplus	8,908,243	8,908,243
Accumulated other comprehensive income	9,189,257	12,704,319
Retained earnings	37,061,698	37,799,944
Total stockholders' equity	56,276,752	60,536,486
Total liabilities and stockholders' equity	$580,349,729	$585,213,387

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE
Premiums and other considerations	$14,760,176	$14,610,152	$29,486,922	$29,842,638
Premiums ceded	(3,069,515)	(2,829,466)	(6,433,580)	(6,185,116)
Net premiums	11,690,661	11,780,686	23,053,342	23,657,522

Investment income, net of expenses	5,339,048	5,174,624	10,562,860	10,253,606
Net realized gains on investments	44,928	72,665	203,756	68,859
Other income	394,696	536,987	745,137	874,859
Total revenue	17,469,333	17,564,962	34,565,095	34,854,846

BENEFITS AND EXPENSES
Death and other benefits	11,221,406	10,282,489	22,945,468	21,303,533
Guaranteed annual endowments	119,492	119,928	222,888	223,738
Dividends to policyholders	104,276	105,299	188,561	188,682
Increase in benefit reserves and unearned premiums	2,104,229	2,569,701	3,377,725	4,548,392
Acquisition costs deferred	(1,632,799)	(1,563,362)	(3,021,143)	(3,315,343)
Amortization of deferred acquisition costs	1,916,392	1,780,950	3,549,555	3,568,551
Commissions	1,006,981	1,139,201	1,904,345	2,446,061
Other general and administrative expenses	3,023,507	2,837,816	5,888,576	5,665,997
Total benefits and expenses	17,863,484	17,272,022	35,055,975	34,629,611

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES	(394,151)	292,940	(490,880)	225,235

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	39,753	78,131	119,790	104,718
Deferred	(138,291)	(19,543)	(242,510)	(59,671)
Total federal income taxes	(98,538)	58,588	(122,720)	45,047

NET INCOME (LOSS)	$(295,613)	$234,352	$(368,160)	$180,188

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.26)	$0.21	$(0.33)	$0.16

DIVIDENDS PER SHARE	$-	$-	$0.21	$0.20

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

NET INCOME (LOSS)	$(295,613)	$234,352	$(368,160)	$180,188

OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period	(10,742,624)	7,477,538	(5,743,072)	14,645,733
Reclassification adjustment for losses (gains) included in income	30,987	(72,665)	(127,841)	(68,859)
Adjustment for effects of deferred acquisition costs	283,000	(187,378)	163,947	(378,522)
Net unrealized gains (losses) on investments	(10,428,637)	7,217,495	(5,706,966)	14,198,352
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	190,558	97,603	381,116	195,206

Other comprehensive income (loss) before income taxes	(10,238,079)	7,315,098	(5,325,850)	14,393,558

Income tax expense (benefit)	(3,480,946)	2,487,134	(1,810,788)	4,893,810

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(6,757,133)	4,827,964	(3,515,062)	9,499,748

COMPREHENSIVE INCOME (LOSS)	$(7,052,746)	$5,062,316	$(3,883,222)	$9,679,936

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income	Earnings	Equity

BALANCE, JANUARY 1, 2014	$1,128,583	$8,908,243	$6,751,991	$36,858,451	$53,647,268

Net income	-	-	-	180,188	180,188
Other comprehensive income, net	-	-	9,499,748	-	9,499,748
Cash dividends	-	-	-	(225,717)	(225,717)
Repurchases of common stock, net	(3,170)	-	-	(68,155)	(71,325)
BALANCE, JUNE 30, 2014	$1,125,413	$8,908,243	$16,251,739	$36,744,767	$63,030,162

BALANCE, JANUARY 1, 2015	$1,123,980	$8,908,243	$12,704,319	$37,799,944	$60,536,486

Net loss	-	-	-	(368,160)	(368,160)
Other comprehensive loss, net	-	-	(3,515,062)	-	(3,515,062)
Cash dividends	-	-	-	(236,035)	(236,035)
Repurchases of common stock, net	(6,426)	-	-	(134,051)	(140,477)
BALANCE, JUNE 30, 2015	$1,117,554	$8,908,243	$9,189,257	$37,061,698	$56,276,752

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014

NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,346,146	$5,516,252

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(11,114,105)	(20,568,659)
Sales of available-for-sale securities	4,019,517	4,047,573
Maturities of available-for-sale securities	12,346,103	13,181,406
Acquisitions of mortgage loans on real estate	(6,457,488)	(2,554,413)
Payments of mortgage loans on real estate	5,003,914	2,061,777
Payments of state-guaranteed receivables	431,020	431,020
Net reductions (additions) of other investments	300,753	(153,457)
Net additions to property and equipment	(234,544)	(208,576)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,295,170	(3,763,329)
FINANCING ACTIVITIES
Policyholder account deposits	2,222,624	2,411,877
Policyholder account withdrawals	(3,957,542)	(3,816,881)
Payments on notes payable	(2,185,492)	(1,619,716)
Proceeds from notes payable	1,813,490	1,559,259
Dividends paid	(236,035)	(225,717)
Repurchases of common stock, net	(140,477)	(71,325)

NET CASH USED IN FINANCING ACTIVITIES	(2,483,432)	(1,762,503)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,157,884	(9,580)
Cash and cash equivalents at beginning of period	1,870,867	4,143,291
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,028,751	$4,133,711

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2014, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management has evaluated all events subsequent to June 30, 2015 through the date that these financial statements have been issued.

NOTE 3 – New Accounting Pronouncements

All new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time or were not expected to have a material impact to the consolidated financial statements.

NOTE 4 – Investments

Investments in available-for-sale securities are summarized as follows:

		Gross	Gross
June 30, 2015	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$25,947,842	$707,620	$11,806	$26,643,656
States and political subdivisions	37,144,697	4,890,151	117,905	41,916,943
Corporate	221,610,206	12,943,910	1,049,438	233,504,678
Foreign	64,705,067	2,382,899	813,874	66,274,092
Asset-backed securities	1,298,636	6,594	-	1,305,230
Mortgage-backed securities (MBS):
Commercial MBS	6,839,406	193,707	6,454	7,026,659
Residential MBS	40,646,974	1,985,821	87,483	42,545,312
Total fixed maturity securities	398,192,828	23,110,702	2,086,960	419,216,570
Equity securities:
U.S. agencies	707,900	-	-	707,900
Mutual funds	318,284	24,769	-	343,053
Corporate common stock	5,388,702	921,078	244,902	6,064,878
Total equity securities	6,414,886	945,847	244,902	7,115,831
Total	$404,607,714	$24,056,549	$2,331,862	$426,332,401

		Gross	Gross
December 31, 2014	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$28,063,178	$820,997	$16,164	$28,868,011
States and political subdivisions	38,021,271	5,985,975	-	44,007,246
Corporate	224,299,411	15,669,733	930,632	239,038,512
Foreign	63,792,040	2,934,542	751,369	65,975,213
Asset-backed securities	1,432,996	33,501	-	1,466,497
Mortgage-backed securities (MBS):
Commercial MBS	7,869,355	266,831	-	8,136,186
Residential MBS	40,118,010	2,507,809	6	42,625,813
Total fixed maturity securities	403,596,261	28,219,388	1,698,171	430,117,478
Equity securities:
U.S. agencies	707,900	-	-	707,900
Mutual funds	318,284	40,038	-	358,322
Corporate common stock	5,305,252	1,157,718	123,373	6,339,597
Total equity securities	6,331,436	1,197,756	123,373	7,405,819
Total	$409,927,697	$29,417,144	$1,821,544	$437,523,297

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	June 30, 2015			December 31, 2014
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$7,747,661	$11,806	2	$-	$-	-
States and political subdivisions	1,632,095	117,905	2	-	-	-
Corporate	33,895,276	751,463	24	12,473,068	508,818	7
Foreign	13,290,908	342,106	10	10,374,173	310,267	7
Commercial MBS	611,076	6,454	1	-	-	-
Residential MBS	3,435,138	87,483	2	16,862	6	1
Greater than 12 months:
U.S. government obligations	-	-	-	7,736,774	16,164	1
Corporate	3,951,546	297,975	3	3,828,887	421,814	3
Foreign	4,681,370	471,768	2	4,724,455	441,102	2
Total fixed maturities	69,245,070	2,086,960	46	39,154,219	1,698,171	21

Equities:
Less than 12 months:
Corporate common stock	1,676,665	192,573	18	527,614	103,438	4
Greater than 12 months:
Corporate common stock	126,942	52,329	3	525,865	19,935	4
Total equities	1,803,607	244,902	21	1,053,479	123,373	8

Total	$71,048,677	$2,331,862	67	$40,207,698	$1,821,544	29

As of June 30, 2015, all of the above fixed maturity securities individually had a fair value to cost ratio equal to or greater than 86% and all of the above equity securities individually had a fair value to cost ratio equal to or exceeding 70%. As of December 31, 2014, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 86% and the equity securities noted above had a fair value to cost ratio equal to or greater than 78%.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer. The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value. For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains (losses) in the consolidated statements of income. Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost. Based on our review, the Company experienced no other-than-temporary impairments during the quarters or six months ended June 30, 2015 or 2014.

Management believes that the Company will fully recover its cost basis in the securities held at June 30, 2015, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	June 30,	December 31,
	2015	2014
Net unrealized appreciation on available-for sale securities	$21,724,687	$27,595,600
Adjustment to deferred acquisition costs	(547,703)	(711,650)
Deferred income taxes	(7,200,175)	(9,140,543)
Net unrealized appreciation on available-for sale securities	$13,976,809	$17,743,407

The amortized cost and fair value of fixed maturity securities at June 30, 2015, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$10,686,728	$10,896,139
Due after one year through five years	84,634,015	92,398,807
Due after five years through ten years	182,711,352	188,051,317
Due after ten years	49,088,507	54,224,168
Due at multiple maturity dates	71,072,226	73,646,139
Total	$398,192,828	$419,216,570

Proceeds for the quarters and six months ended June 30, 2015 and 2014 from sales and maturities of investments in available-for-sale securities, as well as gross gains and gross losses realized, are presented below.

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from sales and maturities	$3,545,600	$10,078,931	$16,365,620	$17,228,979
Gross realized gains	89,388	152,138	250,180	173,810
Gross realized losses	(120,375)	(79,473)	(122,339)	(104,951)

The table below shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities in addition to realized investment gains on mortgage loans for the quarters and six months ended June 30, 2015 and 2014.

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Change in net unrealized investment gains (losses):
Securities available-for-sale:
Fixed maturities	$(10,207,115)	$7,041,196	$(5,497,475)	$13,901,393
Equity securities	(504,522)	363,677	(373,438)	675,481
Net realized investment gains (losses):
Securities available-for-sale:
Fixed maturities	$-	$68,188	$90,859	$68,188
Equity securities	(30,987)	4,477	36,982	671
Mortgage loans on real estate	75,915	-	75,915	-

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At June 30, 2015 and December 31, 2014, these required deposits had a total fair value of $23,372,348 and $23,951,372, respectively.

The Company also engages in commercial and residential mortgage lending. As of June 30, 2015, investments in commercial and residential properties comprised 37.6% and 62.4%, respectively, of the Company’s mortgage portfolio. At December 31, 2014, investments in commercial and residential properties comprised 41.9% and 58.1%, respectively, of the Company’s mortgage portfolio.

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

As of June 30, 2015 and December 31, 2014, there were no non-performing loans, loans on nonaccrual status, loans 90 days past due or more, loans in process of foreclosure, or restructured loans. The Company experienced no mortgage loan defaults during the quarters or six months ended June 30, 2015 and 2014.

The Company’s investments in mortgage loans, by state, are as follows:

	June 30,	December 31,
	2015	2014
Illinois	$5,656,059	$3,392,446
California	4,432,115	4,806,451
Florida	4,151,813	6,047,236
Kentucky	3,372,238	3,492,854
Texas	3,051,693	2,290,700
Georgia	2,681,239	3,123,530
Ohio	1,749,643	1,805,093
Arizona	1,137,569	927,600
Tennessee	951,268	1,054,671
Indiana	768,979	95,434
West Virginia	426,710	440,725
Pennsylvania	379,202	-
Nevada	375,351	-
North Carolina	357,606	359,308
New Jersey	250,212	252,612
South Carolina	236,491	248,815
Colorado	223,848	225,772
Massachusetts	211,516	239,399
Missouri	206,375	267,996
Idaho	166,870	174,433
Kansas	135,897	136,442
Utah	77,668	77,919
Total	$31,000,362	$29,459,436

The Company owns certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. The state-guaranteed receivables are carried at their amortized cost basis on the balance sheet. At June 30, 2015, the amortized cost and estimated fair value of state-guaranteed receivables, by contractual maturity, are summarized as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$760,999	$770,559
Due after one year through five years	2,505,473	2,714,899
Due after five years through ten years	3,015,071	3,661,433
Due after ten years	1,483,091	2,034,011
Total	$7,764,634	$9,180,902

The amortized cost of state-guaranteed receivables, by state, is summarized as follows:

	June 30,	December 31,
	2015	2014
New York	$3,554,002	$3,694,805
Massachusetts	1,961,886	1,969,570
Georgia	1,476,166	1,467,774
Pennsylvania	310,436	299,851
Texas	235,794	227,649
California	174,203	188,131
Ohio	52,147	69,599
Total	$7,764,634	$7,917,379

Major categories of net investment income are summarized as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Fixed maturities	$4,558,942	$4,729,760	$9,196,750	$9,438,841
Equity securities	73,489	75,841	136,780	127,478
Mortgage loans on real estate	625,699	352,824	1,184,095	656,700
Policy loans	123,246	118,448	241,986	235,377
State-guaranteed receivables	137,600	140,719	278,275	284,514
Other	60,379	60,429	121,031	117,486
Gross investment income	5,579,355	5,478,021	11,158,917	10,860,396
Investment expenses	240,307	303,397	596,057	606,790
Net investment income	$5,339,048	$5,174,624	$10,562,860	$10,253,606

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

The following table presents the Company’s fair value hierarchy for those financial instruments measured and reported at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$26,643,656	$-	$26,643,656
States and political subdivisions	-	41,916,943	-	41,916,943
Corporate	-	233,504,678	-	233,504,678
Foreign	-	66,274,092	-	66,274,092
Asset-backed securities	-	1,305,230	-	1,305,230
Mortgage-backed securities:
Commercial MBS	-	7,026,659	-	7,026,659
Residential MBS	-	42,545,312	-	42,545,312
Total fixed maturities	$-	$419,216,570	$-	$419,216,570

Equity securities:
U.S. agencies	$707,900	$-	$-	$707,900
Mutual funds	343,053	-	-	343,053
Corporate common stock	5,712,878	-	352,000	6,064,878
Total equity securities	$6,763,831	$-	$352,000	$7,115,831

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$28,868,011	$-	$28,868,011
States and political subdivisions	-	44,007,246	-	44,007,246
Corporate	-	239,038,512	-	239,038,512
Foreign	-	65,975,213	-	65,975,213
Asset-backed securities	-	1,466,497	-	1,466,497
Mortgage-backed securities:
Commercial MBS	-	8,136,186	-	8,136,186
Residential MBS	-	42,625,813	-	42,625,813
Total fixed maturities	$-	$430,117,478	$-	$430,117,478

Equity securities:
U.S. agencies	$707,900	$-	$-	$707,900
Mutual funds	358,322	-	-	358,322
Corporate common stock	5,955,597	-	384,000	6,339,597
Total equity securities	$7,021,819	$-	$384,000	$7,405,819

The following table provides a summary of changes in fair value of our Level 3 financial instruments reported at fair value for the quarters and six months ended June 30, 2015 and 2014.

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Corporate common stock:
Beginning balance	$352,000	$384,000	$384,000	$384,000
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Purchases	-	-	-	-
Sales	-	-	-	-
Total gains or losses:
Included in earnings	-	-	-	-
Included in other comprehensive income	-	-	(32,000)	-
Ending balance	$352,000	$384,000	$352,000	$384,000

The Company experienced no transfers between Level 1 and Level 2 during the quarters or six months ended June 30, 2015 or 2014. The Company experienced no transfers between Level 2 and Level 3 during the quarters or six months ended June 30, 2015 or 2014. Transfers in and/or out of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

The unrealized gains (losses) on Level 3 investments are recorded as a component of accumulated other comprehensive income (loss), net of tax, in accordance with required accounting for our available-for-sale portfolio.

Financial Instruments Disclosed, but not Carried, at Fair Value

The following disclosure presents the carrying values and estimated fair values of the Company’s financial instruments disclosed, but not carried, at fair value as of June 30, 2015 and December 31, 2014, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis. The fair values for insurance contracts other than investment-type contracts are not required to be disclosed. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment was required to interpret market data to develop these estimates. Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	June 30, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$11,657,667	$12,167,714	$-	$-	$12,167,714
Residential	19,342,695	21,125,104	-	-	21,125,104
Policy loans	6,859,552	6,859,552	-	-	6,859,552
State-guaranteed receivables	7,764,634	9,180,902	-	9,180,902	-
Other invested assets	2,776,036	2,776,036	-	-	2,776,036
Cash and cash equivalents	6,028,751	6,028,751	6,028,751	-	-
Accrued investment income	5,288,275	5,288,275	-	-	5,288,275
Cash value of company-owned life insurance	12,616,103	12,616,103	-	-	12,616,103

Liabilities:
Policyholder deposits (Investment-type contracts)	52,923,780	54,169,289	-	-	54,169,289
Policy claims	2,480,349	2,480,349	-	-	2,480,349
Obligations under capital leases	554,381	554,381	-	-	554,381
Notes payable	2,136,574	2,136,574	-	-	2,136,574

	December 31, 2014
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$12,961,492	$13,693,557	$-	$-	$13,693,557
Residential	16,497,944	18,392,927	-	-	18,392,927
Policy loans	6,665,493	6,665,493	-	-	6,665,493
State-guaranteed receivables	7,917,379	9,719,006	-	9,719,006	-
Other invested assets	3,270,848	3,270,848	-	-	3,270,848
Cash and cash equivalents	1,870,867	1,870,867	1,870,867	-	-
Accrued investment income	5,190,740	5,190,740	-	-	5,190,740
Cash value of company-owned life insurance	12,441,833	12,441,833	-	-	12,441,833

Liabilities:
Policyholder deposits (Investment-type contracts)	53,318,598	55,486,262	-	-	55,486,262
Policy claims	2,821,106	2,821,106	-	-	2,821,106
Obligations under capital leases	553,028	553,028	-	-	553,028
Notes payable	2,508,576	2,508,576	-	-	2,508,576

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments in the accompanying financial statements and notes thereto:

Mortgage loans on real estate: The fair values for mortgage loans are estimated using discounted cash flow analyses. For commercial mortgage loans, the discount rate was assumed to be the interest rate of the last commercial mortgage originated by the Company. For residential mortgage loans, the discount rate was assumed to be the average yield on recent purchases less an expense factor.

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

NOTE 6 - Earnings per Share

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended June 30, 2015 and 2014 were 1,121,876 and 1,127,225, respectively. The weighted average number of shares outstanding for the six months ended June 30, 2015 and 2014 were 1,122,922 and 1,127,900, respectively.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue:
Preneed and burial products	$12,255,597	$12,378,694	$24,387,004	$23,591,408
Traditional and universal life products	4,653,339	4,499,730	9,095,803	10,097,262
Administrative and financial services	337,960	348,573	640,054	626,009
Corporate and other	222,437	337,965	442,234	540,167
Total revenue	$17,469,333	$17,564,962	$34,565,095	$34,854,846

Pre-tax income (loss) from operations:
Preneed and burial products	$(653,019)	$(50,136)	$(899,867)	$(358,714)
Traditional and universal life products	203,619	88,686	275,197	281,177
Administrative and financial services	60,137	67,678	117,723	113,909
Corporate and other	(4,888)	186,712	16,067	188,863
Total pre-tax income (loss)	$(394,151)	$292,940	$(490,880)	$225,235

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

NOTE 9 – Other Comprehensive Income (Loss)

The following tables present the pretax components of the Company’s other comprehensive income (loss), and the related income tax expense (benefit) for each component, for the quarters and six months ended June 30, 2015 and 2014.

	Quarter Ended June 30, 2015
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during period	$(10,742,624)	$(3,641,269)	$(7,101,355)
Reclassification adjustment for losses included in income	30,987	(687)	31,674
Adjustment for effect of deferred acquisition costs	283,000	96,220	186,780
Net unrealized losses on investments	(10,428,637)	(3,545,736)	(6,882,901)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	190,558	64,790	125,768

Total other comprehensive loss	$(10,238,079)	$(3,480,946)	$(6,757,133)

	Quarter Ended June 30, 2014
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$7,477,538	$2,532,191	$4,945,347
Reclassification adjustment for gains included in income	(72,665)	(14,533)	(58,132)
Adjustment for effect of deferred acquisition costs	(187,378)	(63,709)	(123,669)
Net unrealized gains on investments	7,217,495	2,453,949	4,763,546
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	97,603	33,185	64,418

Total other comprehensive income	$7,315,098	$2,487,134	$4,827,964

	Six Months Ended June 30, 2015
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during period	$(5,743,072)	$(1,961,897)	$(3,781,175)
Reclassification adjustment for gains included in income	(127,841)	(34,213)	(93,628)
Adjustment for effect of deferred acquisition costs	163,947	55,742	108,205
Net unrealized losses on investments	(5,706,966)	(1,940,368)	(3,766,598)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	381,116	129,580	251,536

Total other comprehensive loss	$(5,325,850)	$(1,810,788)	$(3,515,062)

	Six Months Ended June 30, 2014
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$14,645,733	$4,969,909	$9,675,824
Reclassification adjustment for gains included in income	(68,859)	(13,772)	(55,087)
Adjustment for effect of deferred acquisition costs	(378,522)	(128,697)	(249,825)
Net unrealized gains on investments	14,198,352	4,827,440	9,370,912
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	195,206	66,370	128,836

Total other comprehensive income	$14,393,558	$4,893,810	$9,499,748

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The change in the components of the Company’s accumulated other comprehensive income, net of tax, for the six months ended June 30, 2015 and 2014 are as follows:

	Unrealized Gains	Defined	Accumulated
	(Losses) on	Benefit	Other
	Available-For-Sale	Pension	Comprehensive
	Securities	Plan	Income
For the six months ended June 30, 2015:
Beginning balance	$17,743,407	$(5,039,088)	$12,704,319
Other comprehensive loss before reclassifications	(3,672,970)	-	(3,672,970)
Amounts reclassified from accumulated other comprehensive income	(93,628)	251,536	157,908
Net current period other comprehensive income (loss)	(3,766,598)	251,536	(3,515,062)
Ending balance	$13,976,809	$(4,787,552)	$9,189,257

For the six months ended June 30, 2014:
Beginning balance	$9,916,148	$(3,164,157)	$6,751,991
Other comprehensive income before reclassifications	9,425,999	-	9,425,999
Amounts reclassified from accumulated other comprehensive income	(55,087)	128,836	73,749
Net current period other comprehensive income	9,370,912	128,836	9,499,748
Ending balance	$19,287,060	$(3,035,321)	$16,251,739

The following table presents the pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of income for the quarters and six months ended June 30, 2015 and 2014.

	Quarter Ended June 30,		Six Months Ended June 30,
Reclassification Adjustments	2015	2014	2015	2014
Unrealized gains (losses) on available-for-sale securities:
Realized gains (losses) on sale of securities (a)	$(30,987)	$72,665	$127,841	$68,859
Income tax expense (c)	(687)	(14,533)	(34,213)	(13,772)
Net of tax	(31,674)	58,132	93,628	55,087

Defined benefit pension plan:
Amortization of actuarial net loss (b)	(190,558)	(97,603)	(381,116)	(195,206)
Income tax benefit (c)	64,790	33,185	129,580	66,370
Net of tax	(125,768)	(64,418)	(251,536)	(128,836)

Total reclassifications for the period	$(157,442)	$(6,286)	$(157,908)	$(73,749)

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

NOTE 10 – Employee Benefit Plans

Investors Heritage Capital Corporation sponsors a noncontributory defined benefit pension plan, which was frozen in 2012 with respect to new benefit accruals. Participants in the plan at the time it was frozen may still continue to earn vesting credit towards their pension plan benefit. The following table provides the components of our net periodic benefit cost:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Service cost	$-	$-	$-	$-
Interest cost	222,566	261,264	445,132	522,528
Expected return on plan assets	(293,070)	(299,419)	(586,139)	(598,837)
Recognized actuarial net loss	190,558	97,603	381,116	195,206
Net periodic pension cost	$120,054	$59,448	$240,109	$118,897

We previously disclosed in our financial statements for the year ended December 31, 2014 that the Company expected to contribute $300,000 to our defined benefit pension plan during 2015. As of June 30, 2015, the Company had contributed $150,000 to the plan.

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

In our preneed and burial product segment, we currently market the Legacy Gold and Heritage FX Final Expense products. The Legacy Gold life insurance and annuity product series is sold in the preneed market in conjunction with prearranged funerals. The Legacy Gold series includes both single premium and multi-pay policies, and both underwritten and guaranteed issue options are available. The Heritage FX Final Expense product is a non-participating whole life insurance product with simplified underwriting, sold in the final expense market. The Heritage FX product is structured to allow increased production while mitigating surplus strain through the use of reinsurance.

Within our traditional and universal life products segment, we currently market two products geared toward wealth preservation in the senior market – the Heritage Solution, a single premium life policy, and the Heritage Provider, a ten pay whole life and single premium immediate annuity combination. These products are currently being sold exclusively through our partnership with Puritan Financial Group and are being underwritten and issued using a third party underwriter with significant experience in that market. Prior to January 1, 2013, this business was being reinsured under a 50% coinsurance arrangement with Puritan Life Insurance Company of America. Effective January 1, 2013, this coinsurance agreement was amended to reinsure 25% of new business. This reinsurance agreement has been terminated with respect to new business effective July 31, 2015, at which time we will maintain 100% of new business being produced under the marketing agreement.

Investors Heritage Life assumes 75% of the risks on certain policies sold by Puritan Life Insurance Company of America and Sterling Investors Life Insurance Company. The products being assumed are identical to the Heritage Solution and Heritage Provider products currently being written by Investors Heritage Life. However, these reinsurance arrangements allow us to participate in the profitability of these products in certain states where we are not currently marketing. These reinsurance agreements have been terminated with respect to new business effective July 31, 2015.

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

During 2014, the Society of Actuaries released new mortality tables and a new mortality improvement scale for consideration with respect to defined benefit plan liability measurement. We have not yet adopted these new tables with respect to our plan given that more analysis is needed to determine their applicability and impact on our plan structure. While we do not currently expect these tables to have a significant impact on our plan, it is possible that their use could result in a significant increase in plan liabilities once fully analyzed and implemented. We currently anticipate adopting the new mortality tables for financial reporting as of December 31, 2015.

We previously disclosed in our financial statements for the year ended December 31, 2014 that we expected to contribute $300,000 to our defined benefit pension plan during 2015. As of June 30, 2015, the Company had contributed $150,000 to the plan.

New Accounting Pronouncements

All new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time or were not expected to have a material impact to the consolidated financial statements.

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

We maintain a sound, conservative investment strategy. At June 30, 2015, 88.3% of our total invested assets consisted of fixed income securities, compared to 88.7% at December 31, 2014. At June 30, 2015 and December 31, 2014, our fixed income investments were 98.5% investment grade, as rated by Standard & Poor’s. The Standard & Poor’s average quality rating of our fixed income portfolio holdings as of June 30, 2015 and December 31, 2014 was A.

We have reviewed our investment portfolio and do not believe that there are any securities that are other-than-temporarily impaired at June 30, 2015. None of our fixed income assets are in default and there has been no material change in the distribution of our fixed income portfolio. We recorded no other-than-temporary impairment charges in the consolidated statements of income during the quarters or six months ended June 30, 2015 or 2014.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments. As of June 30, 2015, we have no investments with any level of direct subprime exposure. Additionally, we have no Alt-A bond exposure within our current holdings.

We have an investment advisory agreement with an independent third-party investment advisor to purchase common and preferred stocks in stable areas within the real estate sector. The investment advisor has a history of strong performance within these markets. The majority of these funds have been invested in a diversified assortment of regularly traded, exchange listed common stocks. As of June 30, 2015, the largest individual stock position within this group is approximately $427,000. We believe the unrealized losses in our common stock portfolio are temporary in nature given the credit quality of the issuers. We believe that these investments will generate positive future results by providing a slightly increased and fully managed exposure to equity markets.

Additionally, we engage in commercial and residential mortgage lending. As of June 30, 2015, investments in commercial properties comprised 37.6% of our mortgage portfolio. Our commercial mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers. Loan-to-value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required. We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis.

As of June 30, 2015, investments in residential properties comprised 62.4% of our mortgage portfolio. We purchase residential mortgage loans through the secondary market. Each mortgage loan opportunity is reviewed individually, considering both the value of the underlying property and the credit worthiness of the borrower. We are utilizing a third party servicer to administer these loans. We currently anticipate evaluating and making additional residential mortgage loan investments assuming they meet our investment goals and criteria.

We are familiar with our mortgage loan markets and given our low loan-to-value ratios, we do not believe that there is a significant risk of loss on our mortgage loan portfolio. We have been successful in adding value to the total investment portfolio through mortgage loan originations and secondary market purchases due to the fact that yields realized from the mortgage loan portfolio are generally higher than yields realized from fixed income investments. Value has also been added because the mortgage loan portfolio has consistently performed well. As of June 30, 2015, we had no non-performing loans, loans on nonaccrual status, loans 90 days past due or more, loans in process of foreclosure, or restructured loans.

As of June 30, 2015, our average loan balance is $203,950 and the average loan-to-value is 60%. The largest loan currently held is $950,692. Our mortgage loans are spread across properties located in 22 states, with approximately 75.3% of our loans located in the states of Florida, California, Illinois, Texas, Kentucky, and Georgia. At June 30, 2015 and December 31, 2014, 6.5% and 6.1% of invested assets consisted of mortgage loans, respectively.

We own certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. As these payment streams are secured by the states themselves, a key function of our due diligence is the assessment of the states’ ability to meet these obligations. Additionally, each state generally withholds income tax from each payment for which we must file for reimbursement of such tax annually. We carry the state-guaranteed receivables at their amortized cost basis on the balance sheet. As of June 30, 2015, we held approximately $7,765,000 in state-guaranteed receivables, with the largest concentrations in the states of New York, Massachusetts and Georgia totaling approximately $3,554,000, $1,962,000 and $1,476,000, respectively. At June 30, 2015 and December 31, 2014, 1.6% of invested assets consisted of state-guaranteed receivables.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement. Management has assessed our position and as of June 30, 2015, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $11,690,661 for the second quarter of 2015 (a decrease of 0.8% compared to the second quarter of 2014) and $23,053,342 for the six months ended June 30, 2015 (a decrease of 2.6% compared to the corresponding period in 2014). This decrease is primarily due to lower direct and assumed premiums relative to the Puritan product offerings in comparison to the corresponding periods in 2014.

Net investment income was $5,339,048 for the second quarter of 2015 (an increase of 3.2% compared to the second quarter of 2014) and $10,562,860 for the six months ended June 30, 2015 (an increase of 3.0% compared to the corresponding period in 2014). These increases are primarily driven by increased income generated by our investments in residential mortgage loans. Our mortgage loan portfolio provides greater investment yields than the current fixed maturity market. Low new fixed maturity investment yields continue to put downward pressure on our investment income. We continue to seek high quality investments while considering alternative investments that can be used to enhance future investment income.

Net realized gains were $44,928 and $203,756 for the quarter and six months ended June 30, 2015, respectively, compared to $72,665 and $68,859 for the quarter and six months ended June 30, 2014, respectively. All of the activity during these quarters was in the normal course of business. We experienced no other-than-temporary impairments during the quarters or six months ended June 30, 2015 or 2014.

Other income was $394,696 for the second quarter of 2015 (a decrease of 26.5% compared to the second quarter of 2014) and $745,137 for the six months ended June 30, 2015 (a decrease of 14.8% compared to the corresponding period in 2014). These decreases are due to $141,907 of net life insurance proceeds received under a company-owned life insurance policy upon the death of a former board member during the second quarter of 2014.

Total benefits and expenses were $17,863,484 for the second quarter of 2015 (an increase of 3.4% compared to the second quarter of 2014) and $35,055,975 for the six months ended June 30, 2015 (an increase of 1.2% compared to the corresponding period in 2014). These increases are primarily driven by an increase in death benefits due to negative mortality experience, particularly within our preneed and final expense segment, during the first six months of 2015 and by an increase in the net amortization of deferred acquisition costs in excess of new deferrals as compared to the prior period.

After providing for federal income taxes, our net loss was $295,613 with a net loss per share of $0.26 for the second quarter of 2015 as compared to net income of $234,352 with net income per share of $0.21 for the second quarter of 2014. Our net loss was $368,160 with a net loss per share of $0.33 for the six months ended June 30, 2015 compared to net income of $180,188 with net income per share of $0.16 for the six months ended June 30, 2014.

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

Preneed & Burial Products

Preneed and burial products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $12,255,597 for the second quarter of 2015 (a decrease of 1.0% compared to the second quarter of 2014) and $24,387,004 for the six months ended June 30, 2015 (an increase of 3.4% compared to the corresponding period in 2014). The reduction in the second quarter of 2015 is primarily due to slightly reduced investment income and realized gains allocated to this segment for the second quarter of 2015 in comparison to the second quarter of 2014. The increase for the six month period is predominantly due to stronger sales of our preneed products during the first quarter of 2015, increased investment income and increased realized gains in comparison to the prior period.

Pre-tax loss from operations was $653,019 and $899,867 for the quarter and six months ended June 30, 2015, respectively, compared to a pre-tax loss of $50,136 and $358,714 for the quarter and six months ended June 30, 2014, respectively. These increases in the pre-tax loss were driven primarily by the previously mentioned increases in death benefits due to negative mortality experience during the first six months of 2015 as well as by the increase in the net amortization of deferred acquisition costs in excess of new deferrals as compared to the prior period.

Traditional & Universal Life Products

Traditional and universal life products include traditional life and group life insurance products, certain annuities and universal life products. Revenues for this segment were $4,653,339 for the second quarter of 2015 (an increase of 3.4% compared to the second quarter of 2014) and $9,095,803 for the six months ended June 30, 2015 (a decrease of 9.9% compared to the corresponding period in 2014). The decrease for the six month period is primarily due to the reduction in direct and assumed premiums generated from the Puritan product offerings in comparison to the prior period. The increase for the second quarter is due to an increase in the premiums generated from the Puritan products during that quarter as well as an increase in investment income earned within this segment for the quarter.

Pre-tax income from operations was $203,619 and $275,197 for the quarter and six months ended June 30, 2015, respectively, compared to pre-tax income of $88,686 and $281,177 for the quarter and six months ended June 30, 2014, respectively. These changes in pre-tax income were driven primarily by the revenue changes as previously discussed.

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

Revenues for this segment were $337,960 for the second quarter of 2015 (a decrease of 3.0% compared to the second quarter of 2014) and $640,054 for the six months ended June 30, 2015 (an increase of 2.2% compared to the corresponding period in 2014). Pre-tax income from operations was $60,137 and $117,723 for the quarter and six months ended June 30, 2015, respectively, compared to pre-tax income of $67,678 and $113,909 for the quarter and six months ended June 30, 2014. The revenue and pre-tax income changes are primarily related to the amount and timing of service fees generated from our third party administration relationships compared to the prior periods.

Corporate & Other

Corporate and other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $222,437 for the second quarter of 2015 (a decrease of 34.2% compared to the second quarter of 2014) and $442,234 for the six months ended June 30, 2015 (a decrease of 18.1% compared to the corresponding period in 2014). Pre-tax income (loss) from operations was ($4,888) and $16,067 for the quarter and six months ended June 30, 2015, respectively, compared to pre-tax income from operations of $186,712 and $188,863 for the quarter and six months ended June 30, 2014. Results for the quarter and six months ended June 30, 2014 included $141,907 of net life insurance proceeds received under a company-owned life insurance policy upon the death of a former board member.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, less than 1% of our consolidated revenues were generated by those subsidiaries. During the six months ended June 30, 2015, Investors Heritage Capital received dividends of $25,000 and $20,000 from Investors Heritage Financial and Investors Heritage Printing, respectively. Investors Heritage Capital received no dividends from Investors Heritage Life or distributions from At Need Funding. The potential exists for dividend payments and distributions over the remainder of 2015 as any needs arise.

Federal Income Taxes

The provision (benefit) for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; nondeductible travel and entertainment expenses; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Our effective tax rate was 25.0% for the quarter and six months ended June 30, 2015 compared to 20.0% for the quarter and six months ended June 30, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of June 30, 2015.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 14, 2015, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) There were no sales of unregistered securities during the period covered by this report.

(b) Not applicable.

(c) The following table provides information about issuer repurchases of securities for the period covered by this report:

				Total Number of	Maximum Number
	Total		Average	Shares Purchased as	of Shares That May
	Number		Price	Part of Publicly	Yet Be Purchased
	of Shares		Paid Per	Announced Plans	Under the Plans
Period	Purchased		Share	or Programs	or Programs
April 1, 2015-April 30, 2015	-		$-	-	-

May 1, 2015-May 31, 2015	814	(A)	20.90	-	-

June 1, 2015-June 30, 2015	5,612	(B)	22.00	-	-

(A)	These shares were purchased at the unsolicited offer of one shareholder at the open market share price at the time of the transaction.

(B)

These share repurchases were shares tendered by employees as part of our 401(k) plan. The shares were purchased at the independently appraised valuation price in effect at the time of the transactions.

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: August 14, 2015	President

BY: /s/Larry Johnson
Larry Johnson
DATE: August 14, 2015	Vice President - Chief Financial Officer