Form 10-Q
period 2015-09-30
Investors Heritage Capital Corp
filed 2015-11-13
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Number of outstanding shares as of November 13, 2015 - 1,117,886.033

CONTENTS

		Page
	PART I – FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements	4
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
ITEM 4.	Controls and Procedures	37

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	38
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
ITEM 3.	Defaults Upon Senior Securities	38
ITEM 4.	Mine Safety Disclosures	38
ITEM 5.	Other Information	38
ITEM 6.	Exhibits	39

SIGNATURES		40

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
ASSETS	2015	2014
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $396,021,059 and $403,596,261)	$414,293,373	$430,117,478
Equity securities (cost: $7,361,656 and $6,331,436)	7,340,705	7,405,819
Mortgage loans on real estate	32,663,124	29,459,436
Policy loans	6,784,617	6,665,493
State-guaranteed receivables	7,719,144	7,917,379
Investments in convertible options	663,950	-
Other invested assets	2,646,099	3,270,848
Total investments	472,111,012	484,836,453
Cash and cash equivalents	8,979,130	1,870,867
Accrued investment income	4,451,587	5,190,740
Due premiums	3,071,348	3,217,136
Deferred acquisition costs	17,371,027	17,847,907
Value of business acquired	246,038	301,037
Leased property under capital leases	471,037	555,251
Property and equipment	928,008	1,000,120
Cash value of company-owned life insurance	13,209,476	12,441,833
Other assets	2,009,642	2,041,050
Amounts recoverable from reinsurers	56,480,489	55,910,993
Total assets	$579,328,794	$585,213,387

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$493,974,598	$490,126,730
Unearned premium reserves	7,879,488	7,812,972
Policy claims	2,681,040	2,821,106
Liability for deposit-type contracts	3,395,175	3,432,793
Reserves for dividends and endowments and other	390,675	391,439
Total policy liabilities	508,320,976	504,585,040
Deferred federal income tax liability	4,382,442	7,785,450
Obligations under capital leases	462,385	553,028
Notes payable	1,809,760	2,508,576
Accrued pension liability	4,704,931	5,141,442
Other liabilities	4,379,000	4,103,365
Total liabilities	524,059,494	524,676,901

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,117,886 and 1,123,980)	1,117,886	1,123,980
Paid-in surplus	8,913,360	8,908,243
Accumulated other comprehensive income	7,084,144	12,704,319
Retained earnings	38,153,910	37,799,944
Total stockholders' equity	55,269,300	60,536,486
Total liabilities and stockholders' equity	$579,328,794	$585,213,387

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE
Premiums and other considerations	$15,429,289	$16,072,480	$44,916,211	$45,915,118
Premiums ceded	(3,304,682)	(3,681,935)	(9,738,262)	(9,867,051)
Net premiums	12,124,607	12,390,545	35,177,949	36,048,067

Investment income, net of expenses	5,238,037	5,393,294	15,800,897	15,646,900
Net realized gains on investments	600,980	593,272	804,736	662,131
Other income	450,005	327,621	1,195,142	1,202,480
Total revenue	18,413,629	18,704,732	52,978,724	53,559,578

BENEFITS AND EXPENSES
Death and other benefits	10,584,316	10,142,835	33,529,784	31,446,368
Guaranteed annual endowments	93,254	102,357	316,142	326,095
Dividends to policyholders	74,180	81,426	262,741	270,108
Increase in benefit reserves and unearned premiums	2,858,998	3,443,824	6,236,723	7,992,216
Acquisition costs deferred	(1,477,478)	(1,700,281)	(4,498,621)	(5,015,624)
Amortization of deferred acquisition costs	1,683,094	1,857,955	5,232,649	5,426,506
Commissions	980,682	1,110,624	2,885,027	3,556,685
Other general and administrative expenses	2,581,103	2,403,260	8,469,679	8,069,257
Total benefits and expenses	17,378,149	17,442,000	52,434,124	52,071,611

INCOME BEFORE FEDERAL INCOME TAXES	1,035,480	1,262,732	544,600	1,487,967

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	209,683	170,271	329,473	274,989
Deferred	(265,256)	231,072	(507,766)	171,401
Total federal income taxes	(55,573)	401,343	(178,293)	446,390

NET INCOME	$1,091,053	$861,389	$722,893	$1,041,577

BASIC AND DILUTED NET INCOME PER SHARE	$0.98	$0.77	$0.64	$0.92

DIVIDENDS PER SHARE	$-	$-	$0.21	$0.20

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

NET INCOME	$1,091,053	$861,389	$722,893	$1,041,577

OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period	(2,866,815)	(3,670,059)	(8,609,887)	10,975,674
Reclassification adjustment for gains included in income	(606,509)	(593,272)	(734,350)	(662,131)
Adjustment for effects of deferred acquisition costs	93,198	126,140	257,145	(252,382)
Net unrealized gains (losses) on investments	(3,380,126)	(4,137,191)	(9,087,092)	10,061,161
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	190,559	97,604	571,675	292,810

Other comprehensive income (loss) before income taxes	(3,189,567)	(4,039,587)	(8,515,417)	10,353,971

Income tax expense (benefit)	(1,084,454)	(1,373,461)	(2,895,242)	3,520,349

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(2,105,113)	(2,666,126)	(5,620,175)	6,833,622

COMPREHENSIVE INCOME (LOSS)	$(1,014,060)	$(1,804,737)	$(4,897,282)	$7,875,199

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income	Earnings	Equity

BALANCE, JANUARY 1, 2014	$1,128,583	$8,908,243	$6,751,991	$36,858,451	$53,647,268

Net income	-	-	-	1,041,577	1,041,577
Other comprehensive income, net	-	-	6,833,622	-	6,833,622
Cash dividends	-	-	-	(225,717)	(225,717)
Repurchases of common stock, net	(3,672)	-	-	(78,962)	(82,634)
BALANCE, SEPTEMBER 30, 2014	$1,124,911	$8,908,243	$13,585,613	$37,595,349	$61,214,116

BALANCE, JANUARY 1, 2015	$1,123,980	$8,908,243	$12,704,319	$37,799,944	$60,536,486

Net income	-	-	-	722,893	722,893
Other comprehensive loss, net	-	-	(5,620,175)	-	(5,620,175)
Cash dividends	-	-	-	(236,035)	(236,035)
Repurchases of common stock, net	(6,094)	5,117	-	(132,892)	(133,869)
BALANCE, SEPTEMBER 30, 2015	$1,117,886	$8,913,360	$7,084,144	$38,153,910	$55,269,300

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014

NET CASH PROVIDED BY OPERATING ACTIVITIES	$6,947,933	$11,052,080

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(23,018,969)	(31,220,765)
Sales of available-for-sale securities	6,764,986	13,981,335
Maturities of available-for-sale securities	23,204,172	22,442,467
Acquisitions of mortgage loans on real estate	(10,312,856)	(8,997,660)
Payments of mortgage loans on real estate	7,199,727	2,983,174
Payments of state-guaranteed receivables	611,280	611,280
Purchases of convertible options	(739,809)	-
Sales and exchanges of convertible options	29,249	-
Net reductions (additions) of other investments	505,625	(116,497)
Net additions to property and equipment	(247,611)	(299,123)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,995,794	(615,789)

FINANCING ACTIVITIES
Policyholder account deposits	3,336,586	3,908,096
Policyholder account withdrawals	(6,103,330)	(6,069,481)
Payments on notes payable	(3,030,476)	(2,602,402)
Proceeds from notes payable	2,331,660	2,235,967
Dividends paid	(236,035)	(225,717)
Repurchases of common stock, net	(133,869)	(82,634)
NET CASH USED IN FINANCING ACTIVITIES	(3,835,464)	(2,836,171)
INCREASE IN CASH AND CASH EQUIVALENTS	7,108,263	7,600,120
Cash and cash equivalents at beginning of period	1,870,867	4,143,291
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,979,130	$11,743,411

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2014, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management has evaluated all events subsequent to September 30, 2015 through the date that these financial statements have been issued.

NOTE 3 – New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance regarding accounting for revenue recognition that identifies the accounting treatment for an entity’s contracts with customers.  Certain contracts, including insurance contracts, are specifically excluded from this guidance.  However, certain other types of contracts may impact the financial statements of insurance providers. In August 2015, the FASB deferred the effective date of this guidance for public entities to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating this guidance, but it is not expected to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued guidance regarding the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Under this guidance, previous consolidation conclusions may change and additional disclosures may be required. This guidance is effective for public entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The Company is currently evaluating this guidance, but it is not expected to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued guidance regarding employee benefit accounting. The guidance is divided into three parts. First, the guidance requires a pension plan to use contract value as the only required measure for fully benefit-responsive investment contracts. Second, the guidance simplifies and increases the effectiveness of the investment disclosure requirements for employee benefit plans. Third, the guidance provides benefit plans with a measurement date practical expedient. This guidance is effective for fiscal years beginning after December 15, 2015. The Company is currently evaluating this guidance, but it is not expected to have a material impact on its consolidated financial statements.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time or were not expected to have a material impact to the consolidated financial statements.

NOTE 4 – Investments

Investments in available-for-sale securities are summarized as follows:

		Gross	Gross
September 30, 2015	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$23,726,172	$987,727	$-	$24,713,899
States and political subdivisions	37,135,156	5,083,117	151,963	42,066,310
Corporate	223,714,895	12,700,391	2,500,952	233,914,334
Foreign	65,514,288	2,359,407	2,737,244	65,136,451
Asset-backed securities	298,636	3,324	-	301,960
Mortgage-backed securities (MBS):
Commercial MBS	6,834,983	291,856	-	7,126,839
Residential MBS	38,548,866	2,284,066	17,475	40,815,457
Corporate redeemable preferred stock	248,063	-	29,940	218,123
Total fixed maturity securities	396,021,059	23,709,888	5,437,574	414,293,373
Equity securities:
U.S. agencies	707,900	-	-	707,900
Mutual funds	318,284	-	13,575	304,709
Corporate common stock	6,335,472	500,426	507,802	6,328,096
Total equity securities	7,361,656	500,426	521,377	7,340,705
Total	$403,382,715	$24,210,314	$5,958,951	$421,634,078

		Gross	Gross
December 31, 2014	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$28,063,178	$820,997	$16,164	$28,868,011
States and political subdivisions	38,021,271	5,985,975	-	44,007,246
Corporate	224,299,411	15,669,733	930,632	239,038,512
Foreign	63,792,040	2,934,542	751,369	65,975,213
Asset-backed securities	1,432,996	33,501	-	1,466,497
Mortgage-backed securities (MBS):
Commercial MBS	7,869,355	266,831	-	8,136,186
Residential MBS	40,118,010	2,507,809	6	42,625,813
Total fixed maturity securities	403,596,261	28,219,388	1,698,171	430,117,478
Equity securities:
U.S. agencies	707,900	-	-	707,900
Mutual funds	318,284	40,038	-	358,322
Corporate common stock	5,305,252	1,157,718	123,373	6,339,597
Total equity securities	6,331,436	1,197,756	123,373	7,405,819
Total	$409,927,697	$29,417,144	$1,821,544	$437,523,297

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	September 30, 2015			December 31, 2014
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
States and political subdivisions	$1,598,038	$151,963	2	$-	$-	-
Corporate	38,273,689	2,029,774	38	12,473,068	508,818	7
Foreign	15,333,738	1,196,671	12	10,374,173	310,267	7
Residential MBS	3,420,922	17,475	3	16,862	6	1
Corporate redeemable preferred stock	218,123	29,940	1	-	-	-
Greater than 12 months:
U.S. government obligations	-	-	-	7,736,774	16,164	1
Corporate	3,777,741	471,178	3	3,828,887	421,814	3
Foreign	3,606,250	1,540,573	2	4,724,455	441,102	2
Total fixed maturities	66,228,501	5,437,574	61	39,154,219	1,698,171	21

Equities:
Less than 12 months:
Mutual funds	304,709	13,575	1	-	-	-
Corporate common stock	3,028,571	385,969	21	527,614	103,438	4
Greater than 12 months:
Corporate common stock	210,067	121,833	3	525,865	19,935	4
Total equities	3,543,347	521,377	25	1,053,479	123,373	8

Total	$69,771,848	$5,958,951	86	$40,207,698	$1,821,544	29

As of September 30, 2015, all of the above fixed maturity securities individually had a fair value to cost ratio equal to or greater than 60% and all of the above equity securities individually had a fair value to cost ratio equal to or exceeding 51%. As of December 31, 2014, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 86% and the equity securities noted above had a fair value to cost ratio equal to or greater than 78%.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer. The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value. For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains (losses) in the consolidated statements of income. Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost. Based on our review, the Company experienced no other-than-temporary impairments during the quarters or nine months ended September 30, 2015 or 2014.

Management believes that the Company will fully recover its cost basis in the securities held at September 30, 2015, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	September 30,	December 31,
	2015	2014
Net unrealized appreciation on available-for sale securities	$18,251,363	$27,595,600
Adjustment to deferred acquisition costs	(454,505)	(711,650)
Deferred income taxes	(6,050,931)	(9,140,543)
Net unrealized appreciation on available-for sale securities	$11,745,927	$17,743,407

The amortized cost and fair value of fixed maturity securities at September 30, 2015, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$7,664,802	$7,783,345
Due after one year through five years	91,304,690	98,919,866
Due after five years through ten years	179,176,060	181,280,986
Due after ten years	50,575,950	55,722,618
Due at multiple maturity dates	67,051,494	70,368,435
Corporate redeemable preferred stock	248,063	218,123
Total	$396,021,059	$414,293,373

Proceeds for the quarters and nine months ended September 30, 2015 and 2014 from sales and maturities of investments in available-for-sale securities, as well as gross gains and gross losses realized, are presented below.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from sales and maturities	$13,603,538	$19,194,823	$29,969,158	$36,423,802
Gross realized gains	606,915	611,566	857,095	785,376
Gross realized losses	(406)	(18,294)	(122,745)	(123,245)

The table below shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities in addition to realized investment gains on mortgage loans for the quarters and nine months ended September 30, 2015 and 2014.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Change in net unrealized investment gains (losses):
Securities available-for-sale:
Fixed maturities	$(2,751,428)	$(4,179,008)	$(8,248,903)	$9,722,385
Equity securities	(721,896)	(84,323)	(1,095,334)	591,158
Net realized investment gains (losses):
Securities available-for-sale:
Fixed maturities	$-	$593,895	$90,859	$662,083
Equity securities	606,509	(623)	643,491	48
Mortgage loans on real estate	-	-	75,915	-
Investments in convertible options	(5,529)	-	(5,529)	-

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At September 30, 2015 and December 31, 2014, these required deposits had a total fair value of $23,280,207 and $23,951,372, respectively.

The Company also engages in commercial and residential mortgage lending. As of September 30, 2015, investments in commercial and residential properties comprised 33.5% and 66.5%, respectively, of the Company’s mortgage portfolio. At December 31, 2014, investments in commercial and residential properties comprised 41.9% and 58.1%, respectively, of the Company’s mortgage portfolio.

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

As of September 30, 2015 and December 31, 2014, there were no non-performing loans, loans on nonaccrual status, loans 90 days past due or more, loans in process of foreclosure, or restructured loans. The Company experienced no mortgage loan defaults during the quarters or nine months ended September 30, 2015 and 2014.

The Company’s investments in mortgage loans, by state, are as follows:

	September 30,	December 31,
	2015	2014
Illinois	$5,900,430	$3,392,446
Texas	5,842,343	2,290,700
Florida	4,067,765	6,047,236
California	3,373,985	4,806,451
Kentucky	3,299,038	3,492,854
Georgia	2,652,028	3,123,530
Ohio	1,721,232	1,805,093
Tennessee	923,652	1,054,671
Arizona	775,755	927,600
Indiana	763,433	95,434
Missouri	530,176	267,996
West Virginia	419,536	440,725
Pennsylvania	374,790	-
Nevada	374,363	-
North Carolina	356,727	359,308
New Jersey	248,979	252,612
South Carolina	230,163	248,815
Colorado	223,109	225,772
Massachusetts	208,908	239,399
Idaho	163,001	174,433
Kansas	135,639	136,442
Utah	78,072	77,919
Total	$32,663,124	$29,459,436

The Company owns certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. The state-guaranteed receivables are carried at their amortized cost basis on the balance sheet. At September 30, 2015, the amortized cost and estimated fair value of state-guaranteed receivables, by contractual maturity, are summarized as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$714,500	$723,349
Due after one year through five years	2,620,123	2,848,554
Due after five years through ten years	3,055,607	3,746,986
Due after ten years	1,328,914	1,848,424
Total	$7,719,144	$9,167,313

The amortized cost of state-guaranteed receivables, by state, is summarized as follows:

	September 30,	December 31,
	2015	2014
New York	$3,483,293	$3,694,805
Massachusetts	1,995,344	1,969,570
Georgia	1,454,579	1,467,774
Pennsylvania	315,729	299,851
Texas	239,867	227,649
California	177,173	188,131
Ohio	53,159	69,599
Total	$7,719,144	$7,917,379

During the third quarter of 2015, the Company began purchasing investments in convertible fixed maturity securities. Convertible securities feature an option allowing for a portion of the security to be converted into an equity position of the underlying issuer in exchange for a lower coupon rate. In accordance with FASB accounting guidance, this convertible feature must be bifurcated and reported separately on the balance sheet at fair value, with adjustments in fair value recognized in the income statement. Accordingly, the convertible options within our portfolio are reported as investments in convertible options on the balance sheet, and the mark-to-market adjustment associated with the changes in fair value of the convertible options are reported as gains (losses) on investments in convertible options as a component of net investment income. As of September 30, 2015, the total fair value of our investments in convertible options was $663,950. For the quarter and nine months ended September 30, 2015, we recognized a loss on our investments in convertible options of $41,082 relative to the mark-to-market adjustment. Additionally, we recognized a net realized investment loss of $5,529 upon the exchange of one convertible security.

Major categories of net investment income are summarized as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fixed maturities	$4,517,133	$4,930,579	$13,713,883	$14,369,420
Equity securities	55,400	58,733	192,180	186,211
Mortgage loans on real estate	545,945	391,596	1,730,040	1,048,296
Policy loans	126,798	121,585	368,784	356,962
State-guaranteed receivables	134,770	137,889	413,045	422,403
Loss on investments in convertible options	(41,082)	-	(41,082)	-
Other	47,741	56,486	168,772	173,972
Gross investment income	5,386,705	5,696,868	16,545,622	16,557,264
Investment expenses	148,668	303,574	744,725	910,364
Net investment income	$5,238,037	$5,393,294	$15,800,897	$15,646,900

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

The Company’s Level 2 investments include fixed maturities with quoted prices that are traded less frequently than exchange-traded instruments or instruments whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes the majority of our fixed maturities, where fair values are obtained from a nationally recognized, third-party pricing service as well as our investments in convertible options. These options are bifurcated from the underlying fixed maturity investments and are also valued using observable market data.

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

The following table presents the Company’s fair value hierarchy for those financial instruments measured and reported at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$24,713,899	$-	$24,713,899
States and political subdivisions	-	42,066,310	-	42,066,310
Corporate	-	233,914,334	-	233,914,334
Foreign	-	65,136,451	-	65,136,451
Asset-backed securities	-	301,960	-	301,960
Mortgage-backed securities:
Commercial MBS	-	7,126,839	-	7,126,839
Residential MBS	-	40,815,457	-	40,815,457
Corporate redeemable preferred stock	-	218,123	-	218,123
Total fixed maturities	$-	$414,293,373	$-	$414,293,373

Equity securities:
U.S. agencies	$707,900	$-	$-	$707,900
Mutual funds	304,709	-	-	304,709
Corporate common stock	5,976,096	-	352,000	6,328,096
Total equity securities	$6,988,705	$-	$352,000	$7,340,705

Investments in convertible options	$-	$663,950	$-	$663,950

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$28,868,011	$-	$28,868,011
States and political subdivisions	-	44,007,246	-	44,007,246
Corporate	-	239,038,512	-	239,038,512
Foreign	-	65,975,213	-	65,975,213
Asset-backed securities	-	1,466,497	-	1,466,497
Mortgage-backed securities:
Commercial MBS	-	8,136,186	-	8,136,186
Residential MBS	-	42,625,813	-	42,625,813
Total fixed maturities	$-	$430,117,478	$-	$430,117,478

Equity securities:
U.S. agencies	$707,900	$-	$-	$707,900
Mutual funds	358,322	-	-	358,322
Corporate common stock	5,955,597	-	384,000	6,339,597
Total equity securities	$7,021,819	$-	$384,000	$7,405,819

The following table provides a summary of changes in fair value of our Level 3 financial instruments reported at fair value for the quarters and nine months ended September 30, 2015 and 2014.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Corporate common stock:
Beginning balance	$352,000	$384,000	$384,000	$384,000
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Purchases	-	-	-	-
Sales	-	-	-	-
Total gains or losses:
Included in earnings	-	-	-	-
Included in other comprehensive income	-	-	(32,000)	-
Ending balance	$352,000	$384,000	$352,000	$384,000

The Company experienced no transfers between Level 1 and Level 2 during the quarters or nine months ended September 30, 2015 or 2014. The Company experienced no transfers between Level 2 and Level 3 during the quarters or nine months ended September 30, 2015 or 2014. Transfers in and/or out of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

The unrealized gains (losses) on Level 3 investments are recorded as a component of accumulated other comprehensive income (loss), net of tax, in accordance with required accounting for our available-for-sale portfolio.

Financial Instruments Disclosed, but not Carried, at Fair Value

The following disclosure presents the carrying values and estimated fair values of the Company’s financial instruments disclosed, but not carried, at fair value as of September 30, 2015 and December 31, 2014, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis. The fair values for insurance contracts other than investment-type contracts are not required to be disclosed. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment was required to interpret market data to develop these estimates. Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	September 30, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$10,926,869	$11,381,087	$-	$-	$11,381,087
Residential	21,736,255	23,700,043	-	-	23,700,043
Policy loans	6,784,617	6,784,617	-	-	6,784,617
State-guaranteed receivables	7,719,144	9,167,313	-	9,167,313	-
Other invested assets	2,646,099	2,646,099	-	-	2,646,099
Cash and cash equivalents	8,979,130	8,979,130	8,979,130	-	-
Accrued investment income	4,451,587	4,451,587	-	-	4,451,587
Cash value of company-owned life insurance	13,209,476	13,209,476	-	-	13,209,476

Liabilities:
Policyholder deposits (Investment-type contracts)	52,736,316	55,141,396	-	-	55,141,396
Policy claims	2,681,040	2,681,040	-	-	2,681,040
Obligations under capital leases	462,385	462,385	-	-	462,385
Notes payable	1,809,760	1,809,760	-	-	1,809,760

	December 31, 2014
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$12,961,492	$13,693,557	$-	$-	$13,693,557
Residential	16,497,944	18,392,927	-	-	18,392,927
Policy loans	6,665,493	6,665,493	-	-	6,665,493
State-guaranteed receivables	7,917,379	9,719,006	-	9,719,006	-
Other invested assets	3,270,848	3,270,848	-	-	3,270,848
Cash and cash equivalents	1,870,867	1,870,867	1,870,867	-	-
Accrued investment income	5,190,740	5,190,740	-	-	5,190,740
Cash value of company-owned life insurance	12,441,833	12,441,833	-	-	12,441,833

Liabilities:
Policyholder deposits (Investment-type contracts)	53,318,598	55,486,262	-	-	55,486,262
Policy claims	2,821,106	2,821,106	-	-	2,821,106
Obligations under capital leases	553,028	553,028	-	-	553,028
Notes payable	2,508,576	2,508,576	-	-	2,508,576

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

NOTE 6 - Earnings per Share

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended September 30, 2015 and 2014 were 1,117,605 and 1,125,247, respectively. The weighted average number of shares outstanding for the nine months ended September 30, 2015 and 2014 were 1,121,130 and 1,127,006, respectively.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue:
Preneed and burial products	$13,064,662	$12,737,829	$37,451,666	$36,329,237
Traditional and universal life products	4,763,360	5,456,879	13,859,163	15,554,141
Administrative and financial services	397,378	275,076	1,037,432	901,085
Corporate and other	188,229	234,948	630,463	775,115
Total revenue	$18,413,629	$18,704,732	$52,978,724	$53,559,578

Pre-tax income (loss) from operations:
Preneed and burial products	$590,199	$487,638	$(309,668)	$128,924
Traditional and universal life products	364,982	687,998	640,179	969,175
Administrative and financial services	83,689	90,797	201,412	204,706
Corporate and other	(3,390)	(3,701)	12,677	185,162
Total pre-tax income (loss)	$1,035,480	$1,262,732	$544,600	$1,487,967

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

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2012 through 2014 U.S. federal tax years remain subject to income tax examination by tax authorities. We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company will be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. However, should such a circumstance arise, it is our policy to classify any interest and penalties (if applicable) as income tax expense in the financial statements.

NOTE 9 – Other Comprehensive Income (Loss)

The following tables present the pretax components of the Company’s other comprehensive income (loss), and the related income tax expense (benefit) for each component, for the quarters and nine months ended September 30, 2015 and 2014.

	Quarter Ended September 30, 2015
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during period	$(2,866,815)	$(1,106,939)	$(1,759,876)
Reclassification adjustment for gains included in income	(606,509)	(73,993)	(532,516)
Adjustment for effect of deferred acquisition costs	93,198	31,688	61,510
Net unrealized losses on investments	(3,380,126)	(1,149,244)	(2,230,882)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	190,559	64,790	125,769

Total other comprehensive loss	$(3,189,567)	$(1,084,454)	$(2,105,113)

	Quarter Ended September 30, 2014
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during period	$(3,670,059)	$(1,366,178)	$(2,303,881)
Reclassification adjustment for gains included in income	(593,272)	(83,355)	(509,917)
Adjustment for effect of deferred acquisition costs	126,140	42,887	83,253
Net unrealized losses on investments	(4,137,191)	(1,406,646)	(2,730,545)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	97,604	33,185	64,419

Total other comprehensive loss	$(4,039,587)	$(1,373,461)	$(2,666,126)

	Nine Months Ended September 30, 2015
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during period	$(8,609,887)	$(3,068,836)	$(5,541,051)
Reclassification adjustment for gains included in income	(734,350)	(108,206)	(626,144)
Adjustment for effect of deferred acquisition costs	257,145	87,430	169,715
Net unrealized losses on investments	(9,087,092)	(3,089,612)	(5,997,480)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	571,675	194,370	377,305

Total other comprehensive loss	$(8,515,417)	$(2,895,242)	$(5,620,175)

	Nine Months Ended September 30, 2014
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$10,975,674	$3,603,731	$7,371,943
Reclassification adjustment for gains included in income	(662,131)	(97,127)	(565,004)
Adjustment for effect of deferred acquisition costs	(252,382)	(85,810)	(166,572)
Net unrealized gains on investments	10,061,161	3,420,794	6,640,367
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	292,810	99,555	193,255

Total other comprehensive income	$10,353,971	$3,520,349	$6,833,622

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The change in the components of the Company’s accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2015 and 2014 are as follows:

	Unrealized Gains	Defined	Accumulated
	(Losses) on	Benefit	Other
	Available-For-Sale	Pension	Comprehensive
	Securities	Plan	Income
For the nine months ended September 30, 2015:
Beginning balance	$17,743,407	$(5,039,088)	$12,704,319
Other comprehensive loss before reclassifications	(5,371,336)	-	(5,371,336)
Amounts reclassified from accumulated other comprehensive income	(626,144)	377,305	(248,839)
Net current period other comprehensive income (loss)	(5,997,480)	377,305	(5,620,175)
Ending balance	$11,745,927	$(4,661,783)	$7,084,144

For the nine months ended September 30, 2014:
Beginning balance	$9,916,148	$(3,164,157)	$6,751,991
Other comprehensive income before reclassifications	7,205,371	-	7,205,371
Amounts reclassified from accumulated other comprehensive income	(565,004)	193,255	(371,749)
Net current period other comprehensive income	6,640,367	193,255	6,833,622
Ending balance	$16,556,515	$(2,970,902)	$13,585,613

The following table presents the pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of income for the quarters and nine months ended September 30, 2015 and 2014.

	Quarter Ended September 30,		Nine Months Ended September 30,
Reclassification Adjustments	2015	2014	2015	2014
Unrealized gains on available-for-sale securities:
Realized gains on sale of securities (a)	$606,509	$593,272	$734,350	$662,131
Income tax expense (c)	(73,993)	(83,355)	(108,206)	(97,127)
Net of tax	532,516	509,917	626,144	565,004

Defined benefit pension plan:
Amortization of actuarial net loss (b)	(190,559)	(97,604)	(571,675)	(292,810)
Income tax benefit (c)	64,790	33,185	194,370	99,555
Net of tax	(125,769)	(64,419)	(377,305)	(193,255)

Total reclassifications for the period	$406,747	$445,498	$248,839	$371,749

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

NOTE 10 – Employee Benefit Plans

Investors Heritage Capital Corporation sponsors a noncontributory defined benefit pension plan, which was frozen in 2012 with respect to new benefit accruals. Participants in the plan at the time it was frozen may still continue to earn vesting credit towards their pension plan benefit. The following table provides the components of our net periodic benefit cost:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Service cost	$-	$-	$-	$-
Interest cost	222,565	261,263	667,697	783,791
Expected return on plan assets	(293,069)	(299,418)	(879,208)	(898,255)
Recognized actuarial net loss	190,559	97,604	571,675	292,810
Net periodic pension cost	$120,055	$59,449	$360,164	$178,346

We previously disclosed in our financial statements for the year ended December 31, 2014 that the Company expected to contribute $300,000 to our defined benefit pension plan during 2015. As of September 30, 2015, the Company had contributed $225,000 to the plan.

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

Within our traditional and universal life products segment, we currently market two products geared toward wealth preservation in the senior market – the Heritage Solution, a single premium life policy, and the Heritage Provider, a ten pay whole life and single premium immediate annuity combination. These products are currently being sold exclusively through our partnership with Puritan Financial Group and are being underwritten and issued using a third party underwriter with significant experience in that market. Prior to January 1, 2013, this business was being reinsured under a 50% coinsurance arrangement with Puritan Life Insurance Company of America. Effective January 1, 2013, this coinsurance agreement was amended to reinsure 25% of new business. This reinsurance agreement was terminated with respect to new business effective July 31, 2015, after which time we now maintain 100% of new business being produced under the marketing agreement.

Investors Heritage Life assumes 75% of the risks on certain policies sold by Puritan Life Insurance Company of America and Sterling Investors Life Insurance Company. The products being assumed are identical to the Heritage Solution and Heritage Provider products currently being written by Investors Heritage Life. However, these reinsurance arrangements allow us to participate in the profitability of these products in certain states where we are not currently marketing. These reinsurance agreements were also terminated with respect to new business effective July 31, 2015.

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

Investors Heritage Life continues to market its third party administrative (“TPA”) services as an additional revenue source. These agreements, for various levels of administrative services on behalf of each company, generate fee income for Investors Heritage Life. We currently have four TPA clients for which we provide tailored services to meet each client’s individual business needs. Two former life insurance holding company clients terminated their agreements effective October 1, 2015 in order to begin performing that work in-house. We have been able to perform our TPA services using our existing in-house resources.

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

We previously disclosed in our financial statements for the year ended December 31, 2014 that we expected to contribute $300,000 to our defined benefit pension plan during 2015. As of September 30, 2015, the Company had contributed $225,000 to the plan.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance regarding accounting for revenue recognition that identifies the accounting treatment for an entity’s contracts with customers.  Certain contracts, including insurance contracts, are specifically excluded from this guidance.  However, certain other types of contracts may impact the financial statements of insurance providers. In August 2015, the FASB deferred the effective date of this guidance for public entities to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating this guidance, but we do not expect it to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued guidance regarding the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Under this guidance, previous consolidation conclusions may change and additional disclosures may be required. This guidance is effective for public entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. We are currently evaluating this guidance, but we do not expect it to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued guidance regarding employee benefit accounting. The guidance is divided into three parts. First, the guidance requires a pension plan to use contract value as the only required measure for fully benefit-responsive investment contracts. Second, the guidance simplifies and increases the effectiveness of the investment disclosure requirements for employee benefit plans. Third, the guidance provides benefit plans with a measurement date practical expedient. This guidance is effective for fiscal years beginning after December 15, 2015. We are currently evaluating this guidance, but we do not expect it to have a material impact on our consolidated financial statements.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time or were not expected to have a material impact to the consolidated financial statements.

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

We maintain a sound, conservative investment strategy. At September 30, 2015, 87.8% of our total invested assets consisted of fixed income securities, compared to 88.7% at December 31, 2014. At September 30, 2015 and December 31, 2014, our fixed income investments were 97.5% investment grade, as rated by Standard & Poor’s. The Standard & Poor’s average quality rating of our fixed income portfolio holdings as of September 30, 2015 and December 31, 2014 was A.

We have reviewed our investment portfolio and do not believe that there are any securities that are other-than-temporarily impaired at September 30, 2015. None of our fixed income assets are in default and there has been no material change in the distribution of our fixed income portfolio. We recorded no other-than-temporary impairment charges in the consolidated statements of income during the quarters or nine months ended September 30, 2015 or 2014.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments. As of September 30, 2015, we have no investments with any level of direct subprime exposure. Additionally, we have no Alt-A bond exposure within our current holdings.

We have an investment advisory agreement with an independent third-party investment advisor to purchase common and preferred stocks in stable areas within the real estate sector. The investment advisor has a history of strong performance within these markets. The majority of these funds have been invested in a diversified assortment of regularly traded, exchange listed common stocks. As of September 30, 2015, the largest individual stock position within this group is approximately $393,000. We believe the unrealized losses in our common stock portfolio are temporary in nature given the credit quality of the issuers. We believe that these investments will generate positive future results by providing a slightly increased and fully managed exposure to equity markets.

Additionally, we engage in commercial and residential mortgage lending. As of September 30, 2015, investments in commercial properties comprised 33.5% of our mortgage portfolio. Our commercial mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers. Loan-to-value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required. We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis.

As of September 30, 2015, investments in residential properties comprised 66.5% of our mortgage portfolio. We purchase residential mortgage loans through the secondary market. Each mortgage loan opportunity is reviewed individually, considering both the value of the underlying property and the credit worthiness of the borrower. We are utilizing a third party servicer to administer these loans. We currently anticipate evaluating and making additional residential mortgage loan investments assuming they meet our investment goals and criteria.

We are familiar with our mortgage loan markets and given our low loan-to-value ratios, we do not believe that there is a significant risk of loss on our mortgage loan portfolio. We have been successful in adding value to the total investment portfolio through mortgage loan originations and secondary market purchases due to the fact that yields realized from the mortgage loan portfolio are generally higher than yields realized from fixed income investments. Value has also been added because the mortgage loan portfolio has consistently performed well. As of September 30, 2015, we had no non-performing loans, loans on nonaccrual status, loans 90 days past due or more, loans in process of foreclosure, or restructured loans.

As of September 30, 2015, our average loan balance is $183,501 and the average loan-to-value is 62%. The largest loan currently held is $942,563. Our mortgage loans are spread across properties located in 22 states, with approximately 77.0% of our loans located in the states of Illinois, Texas, Florida, California, Kentucky, and Georgia. At September 30, 2015 and December 31, 2014, 6.9% and 6.1% of invested assets consisted of mortgage loans, respectively.

We own certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. As these payment streams are secured by the states themselves, a key function of our due diligence is the assessment of the states’ ability to meet these obligations. Additionally, each state generally withholds income tax from each payment for which we must file for reimbursement of such tax annually. We carry the state-guaranteed receivables at their amortized cost basis on the balance sheet. As of September 30, 2015, we held approximately $7,719,000 in state-guaranteed receivables, with the largest concentrations in the states of New York, Massachusetts and Georgia totaling approximately $3,483,000, $1,995,000 and $1,455,000, respectively. At September 30, 2015 and December 31, 2014, 1.6% of invested assets consisted of state-guaranteed receivables.

During the third quarter of 2015, with the assistance and under the active management of our external third party investment advisor, we began purchasing investments in convertible fixed maturity securities. Convertible securities feature an option allowing for a portion of the security to be converted into an equity position of the underlying issuer in exchange for a lower coupon rate. In accordance with FASB accounting guidance, this convertible feature must be bifurcated and reported separately on the balance sheet at fair value, with adjustments in fair value recognized in the income statement. Accordingly, the convertible options within our portfolio are reported as investments in convertible options on the balance sheet, and the mark-to-market adjustment associated with the changes in fair value of the convertible options are reported as gains (losses) on investments in convertible options as a component of net investment income. As of September 30, 2015, the total fair value of our investments in convertible options was $663,950. For the quarter and nine months ended September 30, 2015, we recognized a loss on our investments in convertible options of $41,082 relative to the mark-to-market adjustment. Additionally, we recognized a net realized investment loss of $5,529 upon the exchange of one convertible security.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement. Management has assessed our position and as of September 30, 2015, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $12,124,607 for the third quarter of 2015 (a decrease of 2.1% compared to the third quarter of 2014) and $35,177,949 for the nine months ended September 30, 2015 (a decrease of 2.4% compared to the corresponding period in 2014). This decrease is primarily due to lower direct and assumed premiums relative to the Puritan product offerings in comparison to the corresponding periods in 2014.

Net investment income was $5,238,037 for the third quarter of 2015 (a decrease of 2.9% compared to the third quarter of 2014) and $15,800,897 for the nine months ended September 30, 2015 (an increase of 1.0% compared to the corresponding period in 2014). The decrease in the current quarter investment income is primarily due to income earned in the third quarter of 2014 on the call of one particular bond. The increase in net investment income for the nine month period is primarily driven by increased income generated by our investments in residential mortgage loans. Our mortgage loan portfolio provides greater investment yields than the current fixed maturity market. Low new fixed maturity investment yields continue to put downward pressure on our investment income. We continue to seek high quality investments while considering alternative investments that can be used to enhance future investment income.

Net realized gains were $600,980 and $804,736 for the quarter and nine months ended September 30, 2015, respectively, compared to $593,272 and $662,131 for the quarter and nine months ended September 30, 2014, respectively. The realized gains recognized in the third quarter of 2015 were principally attributable to common stock capital gains taken. We experienced no other-than-temporary impairments during the quarters or nine months ended September 30, 2015 or 2014.

Other income was $450,005 for the third quarter of 2015 (an increase of 37.4% compared to the third quarter of 2014) and $1,195,142 for the nine months ended September 30, 2015 (a decrease of 0.6% compared to the corresponding period in 2014). The increase in the current quarter is due primarily to increases in policy counts for our life insurance company clients as well as acquisition conversion work performed on behalf of a TPA client. The decrease for the nine month period is due to $141,907 of net life insurance proceeds received under a company-owned life insurance policy upon the death of a former board member during the second quarter of 2014.

Total benefits and expenses were $17,378,149 for the third quarter of 2015 (a decrease of 0.4% compared to the third quarter of 2014) and $52,434,124 for the nine months ended September 30, 2015 (an increase of 0.7% compared to the corresponding period in 2014). The increase for the nine month period is primarily driven by an increase in death benefits due to negative mortality experience in both our preneed and final expense segment as well as the traditional and ordinary segment, an increase in the net amortization of deferred acquisition costs in excess of new deferrals as compared to the prior period, and an increase in our actuarially determined net periodic pension expense.

After providing for federal income taxes, our net income was $1,091,053 with net income per share of $0.98 for the third quarter of 2015 as compared to net income of $861,389 with net income per share of $0.77 for the third quarter of 2014. Our net income was $722,893 with net income per share of $0.64 for the nine months ended September 30, 2015 compared to net income of $1,041,577 with net income per share of $0.92 for the nine months ended September 30, 2014.

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

Preneed & Burial Products

Preneed and burial products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $13,064,662 for the third quarter of 2015 (an increase of 2.6% compared to the third quarter of 2014) and $37,451,666 for the nine months ended September 30, 2015 (an increase of 3.1% compared to the corresponding period in 2014). These increases are predominantly due to stronger sales of our preneed products and increased realized gains in comparison to the prior period.

Pre-tax income (loss) from operations was $590,199 and ($309,668) for the quarter and nine months ended September 30, 2015, respectively, compared to pre-tax income of $487,638 and $128,924 for the quarter and nine months ended September 30, 2014, respectively. The increase in pre-tax income for the current quarter was due primarily to our increase in earned premiums and investment income in the current quarter. The decrease in pre-tax income for the nine month period was driven primarily by the previously mentioned increases in death benefits due to negative mortality experience during 2015 as well as by the increase in the net amortization of deferred acquisition costs in excess of new deferrals as compared to the prior period.

Traditional & Universal Life Products

Traditional and universal life products include traditional life and group life insurance products, certain annuities and universal life products. Revenues for this segment were $4,763,360 for the third quarter of 2015 (a decrease of 12.7% compared to the third quarter of 2014) and $13,859,163 for the nine months ended September 30, 2015 (a decrease of 10.9% compared to the corresponding period in 2014). These decreases were primarily due to the reduction in direct and assumed premiums generated from the Puritan product offerings in comparison to the prior period.

Pre-tax income from operations was $364,982 and $640,179 for the quarter and nine months ended September 30, 2015, respectively, compared to pre-tax income of $687,998 and $969,175 for the quarter and nine months ended September 30, 2014, respectively. These changes in pre-tax income were driven by the reduction in premiums from the Puritan product offerings as well as our negative mortality experience within this line during the current year.

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

In addition to credit administration, this segment includes fees generated relative to our third party administrative relationships. We currently provide tailored administrative services for four unaffiliated life insurance companies. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting, actuarial services and policy administration. Two former life insurance holding company clients terminated their agreements effective October 1, 2015 in order to begin performing that work in-house.

Revenues for this segment were $397,378 for the third quarter of 2015 (an increase of 44.5% compared to the third quarter of 2014) and $1,037,432 for the nine months ended September 30, 2015 (an increase of 15.1% compared to the corresponding period in 2014). Pre-tax income from operations was $83,689 and $201,412 for the quarter and nine months ended September 30, 2015, respectively, compared to pre-tax income of $90,797 and $204,706 for the quarter and nine months ended September 30, 2014. The revenue increases are due to the fact that our life insurance company clients have experienced increased policy counts which have resulted in an increase in our monthly fees. Additionally, we performed additional conversion work during the current quarter as a result of an acquisition by one of our TPA clients. While revenue has increased, our pre-tax income has decreased slightly due to the fact that we are now allocating additional internal overhead expense to this line in comparison to the prior periods as a result of the time being spent on those clients.

Corporate & Other

Corporate and other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $188,229 for the third quarter of 2015 (a decrease of 19.9% compared to the third quarter of 2014) and $630,463 for the nine months ended September 30, 2015 (a decrease of 18.7% compared to the corresponding period in 2014). Pre-tax income (loss) from operations was ($3,390) and $12,677 for the quarter and nine months ended September 30, 2015, respectively, compared to pre-tax income (loss) from operations of ($3,701) and $185,162 for the quarter and nine months ended September 30, 2014. Results for the quarter and nine months ended September 30, 2015 included a mark-to market adjustment on our investments in convertible options that reduced investment income by $41,082. Additionally, results for the nine months ended September 30, 2014 included $141,907 of net life insurance proceeds received under a company-owned life insurance policy upon the death of a former board member.

While we continue to expand the operations of Investors Heritage Financial, Investors Heritage Printing, At Need Funding and Heritage Funding, less than 1% of our consolidated revenues were generated by those subsidiaries. During the nine months ended September 30, 2015, Investors Heritage Capital received dividends of $105,000 and $35,000 from Investors Heritage Financial and Investors Heritage Printing, respectively. Investors Heritage Capital received no dividends from Investors Heritage Life or distributions from At Need Funding. The potential exists for dividend payments and distributions over the remainder of 2015 as any needs arise.

Federal Income Taxes

The provision (benefit) for federal income taxes is based on our expected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; nondeductible travel and entertainment expenses; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Our effective tax rate was (5.4%) and (32.7%) for the quarter and nine months ended September 30, 2015, respectively, compared to 31.8% and 30.0% for the quarter and nine months ended September 30, 2014, respectively. These reductions in our effective tax rates are due principally to the current year impact of the small life deduction and our non-taxable company-owned life insurance cash value growth in comparison to our total current year taxable income.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of September 30, 2015.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 13, 2015, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this report.

(b)	Not applicable.

(c)	The following table provides information about issuer repurchases of securities for the period covered by this report:

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares That May
	Number	Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs
July 1, 2015 - July 31, 2015	-	$-	-	-

August 1, 2015 - August 31, 2015	-	-	-	-

September 1, 2015 - September 30, 2015	-	-	-	-

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: November 13, 2015	President

BY: /s/Larry Johnson
Larry Johnson
DATE: November 13, 2015	Vice President - Chief Financial Officer