Form 10-K
period 2015-12-31
Investors Heritage Capital Corp
filed 2016-03-23
CIK 55362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Large accelerated filer  (  )

Accelerated filer  (  )

Non-accelerated filer  ( ) (Do not check if a smaller reporting company)

Smaller Reporting Company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ( ) NO (X)

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2015.    $23,356,879.29

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class
Common Capital Stock

Outstanding March 23, 2016
1,117,647.03

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 2015 (Form 10-K, Items 1, 7, 8 and 15.)

(2) Portions of the Proxy Statement dated April 1, 2016, for the Annual Meeting of Stockholders to be held May 12, 2016 (Form 10-K, Items 10, 11, 12, 13 and 14.)

PART I

Item 1. Business

(a) Business Overview

Investors Heritage Capital Corporation was incorporated in 1963 and is the holder of 100% of the outstanding common stock of Investors Heritage Life Insurance Company, Investors Heritage Printing, Inc. and Investors Heritage Financial Services Group, Inc. Investors Heritage Capital is the sole member of At Need Funding, LLC, and Heritage Funding, LLC, both Kentucky limited liability companies. We will be referring to Investors Heritage Printing, Investors Heritage Financial, At Need Funding and Heritage Funding as the "Non-insurance Subsidiaries". We will be referring to Investors Heritage Life, Investors Heritage Printing, Investors Heritage Financial and At Need Funding as the "Subsidiaries". We will also be referring to Investors Heritage Capital and its subsidiaries as “we”, “us”, “our” and as the "Company".

Investors Heritage Life owns 96% of Investors Underwriters, Inc., an investment holding company. Less than 1% of Investors Heritage Capital's total consolidated revenues were generated by the Non-insurance Subsidiaries for the year ended December 31, 2015. The Non-insurance Subsidiaries' total assets and stockholders’ equity comprised less than 1% in the aggregate of Investors Heritage Capital's reported total assets and stockholders’ equity as of December 31, 2015.

(b) Financial Information About Business Segments

Investors Heritage Life

The business segments of Investors Heritage Life are identified and discussed on page 10-14 of the Annual Report to Stockholders for the year ended December 31, 2015 and are incorporated herein by reference. We offer a portfolio of the standard forms of participating and non-participating whole life, limited pay, endowments, split-funding, interest-sensitive whole life, guaranteed issue whole life, single premium whole life, universal life, term and group life, annuities and single premium immediate annuities. In addition, we write credit life and credit accident and health insurance on a group basis.   The business of Investors Heritage Life is not seasonal.

Investors Heritage Life is regulated by the Departments of Insurance in the states where it is licensed to do business. All insurance products must be approved by the Departments of Insurance in each state where Investors Heritage Life is authorized to do business prior to being sold in that state. In addition, the financial condition and market conduct condition of Investors Heritage Life are monitored and examined by the state regulatory agencies on a regular basis.

Ordinary Production. The business segments for ordinary production are Preneed and Burial products (“Preneed”) and Traditional and Universal Life products (“Traditional”). Ordinary insurance in force accounts for 78% of total insurance in force.  One of our primary focuses has been the Preneed sales in the final expense and preneed funeral markets. Final expense sales include the sale of small face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. We anticipate introducing a new final expense policy in the second quarter of 2016. Preneed funeral sales include the sale of multiple premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract.

Traditional products consist of senior wealth transfer products, traditional life, group life, certain annuities and universal life products.

Administrative and Financial Services. This segment includes the administration of credit insurance as well as fees generated from our third party administration arrangements. Investors Heritage Life has sold credit insurance since 1966. Since 1996, Investors Heritage Financial has marketed Investors Heritage Life’s credit insurance products. All of the risk on credit insurance policies sold by Investors Heritage Life has been and is expected to continue to be reinsured with larger, highly rated companies. Currently, all credit insurance business is being reinsured with Swiss Life Ltd. and KenBanc Reinsurance Company, Ltd. Investors Heritage Life has an exclusive marketing agreement with the KBA and its insurance agency subsidiary, KenBanc Insurance Services, Inc., whereby they handle all marketing and sales management responsibilities for the credit insurance products to financial institutions in the Commonwealth of Kentucky. Investors Heritage Life provides insurance products to be marketed as well as all back office administrative services related to the credit insurance operations.

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

The preneed market is very competitive despite the recent conditions in the financial markets. There are more than twenty companies active in our preneed market. The principal methods of competition are product pricing including growth on preneed insurance products and commissions, and the quality and efficiency of service provided. Our competitive pricing and our quality and efficient service as well as long term sustainability are positive factors in our competitive position. However, competitors introduce new products frequently and we strive to maintain and improve our offerings constantly as we ensure sales of sustainable and profitable business.

We also market final expense whole life insurance policies. These products are non-participating whole life insurance issued with simplified underwriting. These products are offered outside of the preneed market. Currently the product is being sold through independent agents.

The final expense market is very competitive. The principal methods of competition are product pricing and commissions; however the quality and efficiency of service are also important factors.

Traditional and Universal Life Products (“Traditional”). Sales for this segment are under the direct supervision of the home office using independent agents. In addition, for the senior wealth preservation products, we utilize a national marketing firm that retains captive account executives and agents and the firm is responsible for recruiting and training these individuals. We also sell business through general agents or brokers who may represent one or more companies.

Approximately 24% of total ordinary insurance in force is Traditional. These sales are built around a standard portfolio of life insurance policies with some of the contributions to in-force business being a participating ordinary life insurance policy, a guaranteed issue whole life policy and non-participating life policies. In addition, we offer term insurance products including an Express Term product for the middle income market.

We also continue to sell products through our agreement with the national marketing firm, Puritan Financial Group. The products being sold include a single premium whole life policy and a single premium immediate annuity sold in conjunction with a ten-pay whole life policy.

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

Administrative and Financial Services. Credit insurance, which accounts for 16% of total insurance in force, is generally sold through banks, finance companies and automobile dealerships and is offered in connection with the extension of credit. The amount of the insurance is designed to cover the amount of the loan with the financial institution being the beneficiary of the insurance policy to the extent of the unpaid balance of the loan. Credit insurance production is dependent on consumer debt. In times of low unemployment, reasonable interest rates and a steadily improving economy, consumer debt increases; therefore, credit insurance sales increase. When the economy slows, consumer debt slows and therefore credit insurance sales decrease.

Investors Heritage Life has reinsurance agreements for credit insurance with eight unaffiliated companies. Pursuant to those agreements, our credit insurance products sold by each company’s agents are then reinsured to each company, respectively. Investors Heritage Life and Investors Heritage Financial are paid an initiation fee and an administration fee for services provided.

Investors Heritage Financial generates revenue from marketing Investors Heritage Life’s credit insurance products through banks, finance companies and selected automobile dealerships.

In addition to selling credit insurance, Investors Heritage Life provides ongoing servicing of written credit business, generating fee income. Additionally, Investors Heritage Life bank agents may obtain an ordinary life license enabling them to sell mortgage life insurance.

During 2015, we continued to market our third party administrative services to non-affiliated companies. We have an employee whose primary responsibility is to promote this aspect of our organization. This additional marketing focus has and is expected to generate fee income associated with providing these services. Our overall revenue is further enhanced by the fact that we generally incur minimal expense increases associated with the third party administrative services, which decreases our overall unit costs.

We have the capacity within our organization to handle the additional load and we have been successful in providing services without the need to add a significant number of new employees. We currently provide administrative services for four non-affiliated life insurance companies. These agreements are with a variety of companies that encompass different levels of services, including in some cases, full life insurance back office administration and accounting.

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

As of December 31, 2015, approximately $56,523,000 or 11% of total statutory benefit and unearned premium reserves was reinsured with non-affiliated, well-established insurance companies. Investors Heritage Life is party to reinsurance and coinsurance agreements with twenty-four non-affiliated companies. The reinsurers for Investors Heritage Life and amount of statutory reinsurance reserves are as follows:

	Statutory
	Reinsurance	Percent
NAME OF COMPANY	Reserves	of Total

Scottish Annuity and Life Ins Co (Cayman) LTD	$19,947,000	35.29%
Puritan Life Insurance Company of America	17,794,000	31.48%
Munich American Reassurance Company	7,907,000	13.99%
Minnesota Life Insurance Company	4,292,000	7.59%
Swiss Life LTD	3,501,000	6.19%
Settlers Life Insurance Company	815,000	1.44%
Lincoln National Life Insurance Co.	789,000	1.40%
Swiss Re Life & Health America Inc.	541,000	0.96%
Transamerica Life Insurance Company	205,000	0.36%
Wilton Re Life Insurance Company	132,000	0.23%
KenBanc Reinsurance Company LTD	120,000	0.21%
Royal Bank of Canada Insurance Company LTD	101,000	0.18%
Scottish Re (US)	83,000	0.15%
Plateau Life Insurance Company	76,000	0.13%
Central States Health & Life Co of Omaha	73,000	0.13%
ACE Life Insurance Company	50,000	0.09%
Optimum Re Insurance Company	45,000	0.08%
Canada Life Assurance Company	35,000	0.06%
Reliastar Life Insurance Company	7,000	0.01%
Universal Guaranty Life Insurance Co.	4,000	0.01%
Other Companies (4)	6,000	0.01%
	$56,523,000	100.00%

The reinsurance agreement with Puritan Life Insurance Company of America was terminated with respect to new business effective July 31, 2015. Investors Heritage Life reinsures all of the risk on the credit insurance products sold by its agents with Swiss Life Ltd. and KenBanc Reinsurance Company, Ltd. As explained above, some of these credit insurance risks are also reinsured to Transamerica, Universal Guaranty, Madison National, Minnesota Life, Plateau, Central States and St James.

Other Subsidiaries. Investors Heritage Printing performed job printing for Investors Heritage Life as well as numerous unaffiliated sources. This includes the printing of the application forms and other office forms required by Investors Heritage Life. The income from Investors Heritage Printing has not been a significant factor in our overall business. Due to the retirement of a key employee at the end of 2015 and shifts in print demand, we currently have no ongoing operational plans relative to Investors Heritage Printing.

The operation of Investors Heritage Financial generates additional revenue to Investors Heritage Capital Corporation, although this additional revenue is not a significant factor in our overall business.

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

Employees. Investors Heritage Capital Corporation does not have any employees. While Investors Heritage Capital Corporation’s officers perform various functions, they are not paid a salary by Investors Heritage Capital Corporation for performing such functions. There are 90 people employed by Investors Heritage Life and 83 of these individuals are full-time employees. The number of active independent contractual agents of Investors Heritage Life is 1,451. There are no unions organized nor are there any collective bargaining agreements with the employees or agents. Management of Investors Heritage Life considers its relationship with the employees and agents to be satisfactory.

(d) Financial Information about Geographic Areas

The principal markets for Investors Heritage Life's products are in Kentucky, North Carolina, Georgia, Indiana, Michigan, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. Investors Heritage Life has approximately 2,074 licensed ordinary agents and regional managers throughout these states and credit life agents in 285 banks and automobile dealerships.

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

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2015:
First Quarter	$21.50	$21.05
Second Quarter	21.20	20.90
Third Quarter	20.90	19.85
Fourth Quarter	19.90	18.80

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2014:
First Quarter	$21.25	$19.75
Second Quarter	21.25	19.60
Third Quarter	21.65	20.82
Fourth Quarter	21.75	21.12

(b)	Holders

Approximate Number of Equity Security Holders

(A)

Title of Class

Common Stock

(B)

Number of Holders of Record as of 3-18-2016

2,401

(c)	Dividends

The 2016 cash dividend to be paid April 7, 2016, to stockholders of record March 18, 2016, is $.21 per share. Investors Heritage Capital Corporation paid an annual dividend totaling $236,035 to stockholders in 2015 representing $.21 per share and paid an annual dividend totaling $225,717 to stockholders in 2014 representing $.20 per share.

(d)	Securities Authorized for Issuance Under Equity Compensation Plan Information

None.

(f)	The following table provides information about issuer repurchases of securities for the fourth quarter of 2015:

				Total Number of	Maximum Number
	Total		Average	Shares Purchased as	of Shares That May
	Number		Price	Part of Publicly	Yet Be Purchased
	of Shares		Paid Per	Announced Plans	Under the Plans
Period	Purchased		Share	or Programs	or Programs
October 1, 2015-October 31, 2015	-		$-	-	-

November 1, 2015-November 30, 2015	-		-	-	-

December 1, 2015-December 31, 2015	239	(A)	21.50	-	-

(A) These share repurchases were shares tendered by employees as part of our 401(k) plan. The shares were purchased at the independently appraised valuation price in effect at the time of the transactions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 5-21 in the Annual Report to the Stockholders for the year ended December 31, 2015, and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and notes appear on pages 23-58 in the Annual Report to the Stockholders for the year ended December 31, 2015, and are incorporated herein by reference. See Part IV, Item 15.

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

(c)   Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2015 that may have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	The executive officers and directors of the Company are:

Name, Position & Year Became
Officer/Director
Family Relationship	Age

Harry Lee Waterfield II	72
Chairman of the Board, President/1963

Shane S. Mitchell, Treasurer/2014	30

Robert M. Hardy, Jr.	58
Director, Executive Vice President and General
Counsel/1988
Nephew of Harry Lee Waterfield II

Raymond L. Carr, Executive Vice President,	67
Chief Operating Officer/2002

Larry J. Johnson II, Vice President, Chief	43
Financial Officer/2013

Jane S. Jackson, Secretary/2003	61

Helen S. Wagner, Director/1986	79

Gordon C. Duke, Director/1991	70

Harold G. Doran, Jr., Director/2001	62

David W. Reed, Director/1982	61

Michael F. Dudgeon, Jr., Director/2004	54
Nephew of Harry Lee Waterfield II

George R. Burgess, Jr., Director/2013	63

(b) Information regarding the Directors, including their occupations and experience, and leadership structure of the Board are shown on pages 3-7, respectively, of the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2016 and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information regarding compensation of executive officers and transactions with executive officers and directors is shown on pages 8-11 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2016, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security ownership by Officers, Directors, and management is shown on pages 5-6 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2016, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain relationships and related transactions are shown on page 12 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2016, and are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding accounting fees and services is shown on page 11 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2016, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following financial statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 2015 (pages 23-58) are filed as Exhibit 1 thereto:

   Report of Independent Registered Public Accounting Firm

   Consolidated Balance Sheets as of December 31, 2015 and 2014

   For each of the years ended December 31, 2015 and 2014:

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

11

Statements re: computation of Per Share Earnings is contained in Note 1 to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on page 32 of the Annual Report to the Stockholders for the year ended December 31, 2015, and is incorporated herein by reference.

13	Annual Report to the Stockholders for the year ended December 31, 2015 is attached hereto and is incorporated herein by reference.

23	Consent of Independent Registered Public Accounting Firm.

31.1 & 31.2	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

INVESTORS HERITAGE CAPITAL CORPORATION

March 23, 2016
DATE	By:	/s/ Harry Lee Waterfield II
BY: Harry Lee Waterfield II
ITS: Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry Lee Waterfield II

Harry Lee Waterfield II

Chairman of the Board and President

Principal Executive Officer

March 23, 2016

/s/Robert M. Hardy, Jr.

Robert M. Hardy, Jr.

Executive Vice President, General Counsel and Director

March 23, 2016

/s/Raymond L. Carr

Raymond L. Carr

Executive Vice President, Chief Operating Officer

March 23, 2016

/s/Larry J. Johnson II

Larry J. Johnson II

Vice President, Chief Financial Officer

March 23, 2016

/s/Gordon C. Duke

Gordon C. Duke

Director

March 23, 2016

/s/Helen S. Wagner

Helen S. Wagner

Director

March 23, 2016

/s/Harold G. Doran, Jr.

Harold G. Doran

Director

March 23, 2016

/s/David W. Reed

David W. Reed

Director

March 23, 2016

/s/Michael F. Dudgeon, Jr.

Michael F. Dudgeon, Jr.

Director

March 23, 2016

/s/George R. Burgess

George R. Burgess

Director

March 23, 2016