Form 10-Q
period 2016-03-31
Investors Heritage Capital Corp
filed 2016-05-13
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Number of outstanding shares as of May 13, 2016 - 1,117,647.033

CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements	3
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
ITEM 4.	Controls and Procedures	33

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	34
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
ITEM 3.	Defaults Upon Senior Securities	34
ITEM 4.	Mine Safety Disclosures	34
ITEM 5.	Other Information	34
ITEM 6.	Exhibits	34

SIGNATURES		35

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $388,993,763 and $399,525,617)	$408,443,936	$409,146,807
Equity securities (cost: $7,452,666 and $7,452,666)	7,922,500	7,616,789
Mortgage loans on real estate	40,796,899	33,174,131
Policy loans	6,609,836	6,702,911
State-guaranteed receivables	7,531,242	7,692,959
Investments in convertible options	807,001	957,405
Other invested assets	2,360,878	2,379,451
Total investments	474,472,292	467,670,453
Cash and cash equivalents	9,342,059	3,619,663
Accrued investment income	4,445,504	5,149,612
Due premiums	2,895,070	2,946,218
Deferred acquisition costs	16,687,341	17,237,522
Value of business acquired	205,377	225,276
Leased property under capital leases	302,154	381,432
Property and equipment	899,669	909,151
Cash value of company-owned life insurance	13,277,374	13,191,773
Other assets	1,395,182	2,374,292
Amounts recoverable from reinsurers	55,548,890	56,332,692
Total assets	$579,470,912	$570,038,084

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$492,671,492	$493,369,378
Unearned premium reserves	7,960,677	8,119,385
Policy claims	2,555,745	2,584,088
Liability for deposit-type contracts	3,392,806	3,400,836
Reserves for dividends and endowments and other	402,936	388,193
Total policy liabilities	506,983,656	507,861,880
Deferred federal income tax liability	4,494,938	1,105,776
Obligations under capital leases	295,502	377,259
Notes payable	1,441,190	1,433,448
Accrued pension liability	5,972,484	6,075,376
Other liabilities	4,410,245	3,933,343
Total liabilities	523,598,015	520,787,082

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,117,647 and 1,117,647)	1,117,647	1,117,647
Paid-in surplus	8,913,360	8,913,360
Accumulated other comprehensive income	7,397,290	757,161
Retained earnings	38,444,600	38,462,834
Total stockholders' equity	55,872,897	49,251,002
Total liabilities and stockholders' equity	$579,470,912	$570,038,084

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended March 31,
	2016	2015
REVENUE
Premiums and other considerations	$12,662,789	$14,726,746
Premiums ceded	(2,896,609)	(3,364,065)
Net premiums	9,766,180	11,362,681

Investment income, net of expenses	5,455,667	5,223,812
Net realized gains on investments	326,712	158,828
Other income	353,597	350,441
Total revenue	15,902,156	17,095,762

BENEFITS AND EXPENSES
Death and other benefits	11,377,713	11,724,062
Guaranteed annual endowments	99,141	103,396
Dividends to policyholders	79,549	84,285
Increase in benefit reserves and unearned premiums	206,300	1,273,496
Acquisition costs deferred	(1,123,083)	(1,388,344)
Amortization of deferred acquisition costs	1,415,077	1,633,163
Commissions	691,116	897,364
Other general and administrative expenses	2,841,342	2,865,069
Total benefits and expenses	15,587,155	17,192,491

INCOME (LOSS) BEFORE FEDERAL
INCOME TAXES	315,001	(96,729)

PROVISION (BENEFIT) FOR FEDERAL
INCOME TAXES
Current	110,259	80,037
Deferred	(31,509)	(104,219)
Total federal income taxes	78,750	(24,182)

NET INCOME (LOSS)	$236,251	$(72,547)

BASIC AND DILUTED NET INCOME (LOSS)
PER SHARE	$0.21	$(0.06)

DIVIDENDS PER SHARE	$0.21	$0.21

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended March 31,
	2016	2015

NET INCOME (LOSS)	$236,251	$(72,547)

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	10,461,406	4,999,552
Reclassification adjustment for gains included in income	(326,712)	(158,828)
Adjustment for effects of deferred acquisition costs	(258,187)	(119,053)
Net unrealized gains on investments	9,876,507	4,721,671
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	184,293	190,558

Other comprehensive income before income taxes	10,060,800	4,912,229

Income tax expense	3,420,671	1,670,158

OTHER COMPREHENSIVE INCOME,
NET OF TAXES	6,640,129	3,242,071

COMPREHENSIVE INCOME	$6,876,380	$3,169,524

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income	Earnings	Equity

BALANCE, JANUARY 1, 2015	$1,123,980	$8,908,243	$12,704,319	$37,799,944	$60,536,486

Net loss	-	-	-	(72,547)	(72,547)
Other comprehensive income, net	-	-	3,242,071	-	3,242,071
Cash dividends	-	-	-	(255,814)	(255,814)
BALANCE, MARCH 31, 2015	$1,123,980	$8,908,243	$15,946,390	$37,471,583	$63,450,196

BALANCE, JANUARY 1, 2016	$1,117,647	$8,913,360	$757,161	$38,462,834	$49,251,002

Net income	-	-	-	236,251	236,251
Other comprehensive income, net	-	-	6,640,129	-	6,640,129
Cash dividends	-	-	-	(254,485)	(254,485)
BALANCE, MARCH 31, 2016	$1,117,647	$8,913,360	$7,397,290	$38,444,600	$55,872,897

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Quarter Ended March 31,
	2016	2015

NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,101,770	$1,619,414

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(4,891,137)	(8,820,837)
Sales of available-for-sale securities	9,049,595	3,201,808
Maturities of available-for-sale securities	7,007,539	9,618,212
Acquisitions of mortgage loans on real estate	(8,337,406)	(4,820,513)
Payments of mortgage loans on real estate	718,524	1,868,887
Payments of state-guaranteed receivables	298,260	298,260
Purchases of convertible options	(31,016)	-
Net change in payable (receivable) for securities	300,000	2,047,167
Net reductions (additions) of other investments	111,648	(176,079)
Net additions to property and equipment	(21,084)	(203,665)

NET CASH PROVIDED BY INVESTING ACTIVITIES	4,204,923	3,013,240
FINANCING ACTIVITIES
Policyholder account deposits	1,191,586	1,061,173
Policyholder account withdrawals	(1,783,625)	(1,992,850)
Payments on notes payable	(591,110)	(849,876)
Proceeds from notes payable	598,852	953,175

NET CASH USED IN FINANCING ACTIVITIES	(584,297)	(828,378)
INCREASE IN CASH AND CASH EQUIVALENTS	5,722,396	3,804,276
Cash and cash equivalents at beginning of period	3,619,663	1,870,867
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,342,059	$5,675,143

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2015, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management has evaluated all events subsequent to March 31, 2016 through the date that these financial statements have been issued.

NOTE 3 – New Accounting Pronouncements

All new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time or were not expected to have a material impact to the consolidated financial statements. Refer to the footnotes to the consolidated financial statements for the year ended December 31, 2015, as included in our Annual Report on Form 10-K, for previously issued standards that have not yet been adopted that are considered applicable to the Company’s current operations.

NOTE 4 – Investments

Investments in available-for-sale securities are summarized as follows:

		Gross	Gross
March 31, 2016	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$23,019,613	$1,194,824	$-	$24,214,437
States and political subdivisions	36,236,423	5,556,512	203,112	41,589,823
Corporate	225,171,081	13,518,854	3,297,725	235,392,210
Foreign	60,742,673	2,386,203	2,433,014	60,695,862
Asset-backed securities	143,552	-	924	142,628
Mortgage-backed securities (MBS):
Commercial MBS	6,815,524	398,116	-	7,213,640
Residential MBS	35,932,747	2,283,096	-	38,215,843
Corporate redeemable preferred stock	932,150	54,175	6,832	979,493
Total fixed maturity securities	388,993,763	25,391,780	5,941,607	408,443,936
Equity securities:
U.S. agencies	707,900	-	-	707,900
Mutual funds	318,284	21,036	-	339,320
Corporate common stock	6,426,482	1,097,089	648,291	6,875,280
Total equity securities	7,452,666	1,118,125	648,291	7,922,500
Total	$396,446,429	$26,509,905	$6,589,898	$416,366,436

		Gross	Gross
December 31, 2015	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$23,373,714	$642,038	$-	$24,015,752
States and political subdivisions	36,830,198	4,511,826	136,585	41,205,439
Corporate	229,425,035	10,338,999	4,587,896	235,176,138
Foreign	65,010,084	1,731,076	4,682,638	62,058,522
Asset-backed securities	143,552	457	-	144,009
Mortgage-backed securities (MBS):
Commercial MBS	6,830,520	148,314	15,592	6,963,242
Residential MBS	37,200,599	1,776,233	62,255	38,914,577
Corporate redeemable preferred stock	711,915	-	42,787	669,128
Total fixed maturity securities	399,525,617	19,148,943	9,527,753	409,146,807
Equity securities:
U.S. agencies	707,900	-	-	707,900
Mutual funds	318,284	-	14,253	304,031
Corporate common stock	6,426,482	702,497	524,121	6,604,858
Total equity securities	7,452,666	702,497	538,374	7,616,789
Total	$406,978,283	$19,851,440	$10,066,127	$416,763,596

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	March 31, 2016			December 31, 2015
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
States and political subdivisions	$997,580	$2,420	1	$1,613,415	$136,585	2
Corporate	28,148,754	2,257,902	25	55,039,213	3,873,158	52
Foreign	11,222,979	556,908	11	24,154,510	1,418,143	20
Asset-backed securities	142,628	924	1	-	-	-
Commercial MBS	-	-	-	1,447,694	15,592	2
Residential MBS	-	-	-	3,320,890	62,255	2
Corporate redeemable preferred stock	223,250	6,832	1	669,128	42,787	2
Greater than 12 months:
States and political subdivisions	549,308	200,692	1	-	-	-
Corporate	7,595,278	1,039,823	6	5,533,581	714,738	4
Foreign	9,497,961	1,876,106	6	6,007,156	3,264,495	4
Total fixed maturities	58,377,738	5,941,607	52	97,785,587	9,527,753	88

Equities:
Less than 12 months:
Mutual funds	-	-	-	304,031	14,253	1
Corporate common stock	1,753,133	457,659	13	2,449,672	473,551	15
Greater than 12 months:
Corporate common stock	314,820	190,632	5	183,960	50,570	3
Total equities	2,067,953	648,291	18	2,937,663	538,374	19

Total	$60,445,691	$6,589,898	70	$100,723,250	$10,066,127	107

At March 31, 2016, 98.7% of the fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80% and 92.9% of the equity securities portfolio had a fair value to cost ratio of greater than 80%. At December 31, 2015, 97.4% of the fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80%, and 93.4% of the equity securities portfolio had a fair value to cost ratio of greater than 80%. At March 31, 2016 and December 31, 2015, 42.0% and 54.5%, respectively, of the total gross unrealized losses shown above were comprised of fixed maturity securities in the basic industrial sector while 26.9% and 22.6%, respectively, of the gross unrealized losses were comprised of fixed maturity securities in the energy sector, respectively.  The majority of these unrealized losses were attributable to credit spread widening across the energy sector and metals/mining subsectors associated with sharp declines in commodity prices.  Energy-related companies have been negatively impacted by the rapid decline in oil prices, which has pressured revenues and margins.  The metal/mining sub-sector companies are experiencing lower demand for coal, copper, iron ore and other minerals due to the economic slowdown in China in addition to sluggish demand in the United States and Europe and tightening environmental regulation.

At March 31, 2016 and December 31, 2015, the unrealized losses associated with our equity securities were primarily attributable to unrealized losses on real estate sector stocks.  The increase in unrealized losses is primarily due to equity market conditions rather than credit concerns associated with the positions.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer. The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value. For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains/losses in the consolidated statements of income. Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost. Based on our review, the Company experienced no other-than-temporary impairments during the quarters ended March 31, 2016 or 2015.

Management believes that the Company will fully recover its cost basis in the securities held at March 31, 2016, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate and economic environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	March 31,	December 31,
	2016	2015

Net unrealized appreciation on available-for sale securities	$19,920,007	$9,785,313
Adjustment to deferred acquisition costs	(507,588)	(249,401)
Deferred income taxes	(6,600,222)	(3,242,210)
Net unrealized appreciation on available-for sale securities	$12,812,197	$6,293,702

The amortized cost and fair value of fixed maturity securities at March 31, 2016, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$12,532,658	$12,837,385
Due after one year through five years	89,715,721	97,040,194
Due after five years through ten years	175,500,710	177,807,704
Due after ten years	46,750,085	52,584,113
Due at multiple maturity dates	63,562,439	67,195,047
Corporate redeemable preferred stock	932,150	979,493
Total	$388,993,763	$408,443,936

Proceeds from sales and maturities of investments in available-for-sale securities, as well as gross gains and gross losses realized, are presented below.

	Quarter Ended March 31,
	2016	2015
Proceeds from sales and maturities	$16,057,134	$12,820,020
Gross realized gains	332,897	160,792
Gross realized losses	(6,185)	(1,964)

The table below shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities in addition to realized investment gains on mortgage loans.

	Quarter Ended March 31,
	2016	2015
Change in net unrealized investment gains:
Securities available-for-sale:
Fixed maturities	$9,828,983	$4,709,640
Equity securities	305,711	131,084
Net realized investment gains:
Securities available-for-sale:
Fixed maturities	$326,712	$90,859
Equity securities	-	67,969

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At March 31, 2016 and December 31, 2015, these required deposits had a total fair value of $22,993,666 and $22,899,132, respectively.

The Company also engages in commercial and residential mortgage lending. As of March 31, 2016, investments in commercial and residential properties comprised 25.4% and 74.6%, respectively, of the Company’s mortgage portfolio. At December 31, 2015, investments in commercial and residential properties comprised 32.1% and 67.9%, respectively, of the Company’s mortgage portfolio.

All commercial mortgage loans as well as residential apartment building loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers. Loan-to-value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required. We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis.

The Company purchases single family residential mortgage loans through the secondary market. Each mortgage loan opportunity is reviewed individually, considering both the value of the underlying property and the credit worthiness of the borrower. We utilize third party servicers to administer these loans.

As of March 31, 2016 and December 31, 2015, there were no non-performing loans, loans on nonaccrual status, loans 90 days past due or more, loans in process of foreclosure, or restructured loans. The Company experienced no mortgage loan defaults during the quarters ended March 31, 2016 and 2015.

The Company’s investments in mortgage loans, by state, are as follows:

	March 31,	December 31,
	2016	2015
Illinois	$5,916,475	$6,046,408
Texas	5,712,324	5,694,612
California	5,404,118	3,366,434
Florida	5,322,823	3,906,034
Kentucky	3,173,093	3,241,793
Georgia	3,071,684	2,671,788
Missouri	1,953,893	1,342,845
Ohio	1,663,000	1,692,354
Arizona	1,441,197	774,060
New Jersey	1,308,774	247,723
Colorado	869,027	222,364
Tennessee	867,127	895,607
North Carolina	769,680	353,275
Indiana	755,340	759,139
Nevada	483,937	373,359
Utah	480,203	77,939
West Virginia	404,849	412,250
Pennsylvania	365,800	370,323
South Carolina	217,165	225,881
Massachusetts	197,608	205,469
Idaho	155,084	159,073
Kansas	135,157	135,401
Virginia	128,541	-
Total	$40,796,899	$33,174,131

The Company owns certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. The state-guaranteed receivables are carried at their amortized cost basis on the balance sheet. At March 31, 2016, the amortized cost and estimated fair value of state-guaranteed receivables, by contractual maturity, are summarized as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$766,219	$779,996
Due after one year through five years	2,632,142	2,911,583
Due after five years through ten years	2,958,993	3,729,737
Due after ten years	1,173,888	1,697,959
Total	$7,531,242	$9,119,275

The amortized cost of state-guaranteed receivables, by state, is summarized as follows:

	March 31,	December 31,
	2016	2015
New York	$3,377,576	$3,496,115
Massachusetts	1,976,138	1,991,601
Georgia	1,410,681	1,432,022
Pennsylvania	300,174	294,968
Texas	248,304	243,939
California	163,104	180,143
Ohio	55,265	54,171
Total	$7,531,242	$7,692,959

During the third quarter of 2015, the Company began purchasing investments in convertible fixed maturity securities. Convertible securities feature an option allowing for a portion of the security to be converted into an equity position of the underlying issuer in exchange for a lower coupon rate. In accordance with FASB accounting guidance, this convertible feature must be bifurcated and reported separately on the balance sheet at fair value, with adjustments in fair value recognized in the income statement. Accordingly, the convertible options within our portfolio are reported as investments in convertible options on the balance sheet, and the mark-to-market adjustment associated with the changes in fair value of the convertible options are reported as gains (losses) on investments in convertible options as a component of net investment income. As of March 31, 2016 and December 31, 2015, the total fair value of our investments in convertible options was $807,001 and $957,405, respectively. For the quarter ended March 31, 2016, we recognized a loss on our investments in convertible options of $181,420 relative to the mark-to-market adjustment.

Major categories of net investment income are summarized as follows:

	Quarter Ended March 31,
	2016	2015
Fixed maturities	$4,926,361	$4,637,808
Equity securities	67,289	63,291
Mortgage loans on real estate	589,912	558,396
Policy loans	121,310	118,740
State-guaranteed receivables	136,542	140,675
Loss on investments in convertible options	(181,420)	-
Other	53,685	60,652
Gross investment income	5,713,679	5,579,562
Investment expenses	258,012	355,750
Net investment income	$5,455,667	$5,223,812

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

The following table presents the Company’s fair value hierarchy for those financial instruments measured and reported at fair value on a recurring basis.

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$24,214,437	$-	$24,214,437
States and political subdivisions	-	41,589,823	-	41,589,823
Corporate	-	235,392,210	-	235,392,210
Foreign	-	60,695,862	-	60,695,862
Asset-backed securities	-	142,628	-	142,628
Mortgage-backed securities:
Commercial MBS	-	7,213,640	-	7,213,640
Residential MBS	-	38,215,843	-	38,215,843
Corporate redeemable preferred stock	-	979,493	-	979,493
Total fixed maturities	$-	$408,443,936	$-	$408,443,936

Equity securities:
U.S. agencies	$707,900	$-	$-	$707,900
Mutual funds	339,320	-	-	339,320
Corporate common stock	6,427,280	-	448,000	6,875,280
Total equity securities	$7,474,500	$-	$448,000	$7,922,500

Investments in convertible options	$-	$807,001	$-	$807,001

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$24,015,752	$-	$24,015,752
States and political subdivisions	-	41,205,439	-	41,205,439
Corporate	-	235,176,138	-	235,176,138
Foreign	-	62,058,522	-	62,058,522
Asset-backed securities	-	144,009	-	144,009
Mortgage-backed securities:
Commercial MBS	-	6,963,242	-	6,963,242
Residential MBS	-	38,914,577	-	38,914,577
Corporate redeemable preferred stock	-	669,128	-	669,128
Total fixed maturities	$-	$409,146,807	$-	$409,146,807

Equity securities:
U.S. agencies	$707,900	$-	$-	$707,900
Mutual funds	304,031	-	-	304,031
Corporate common stock	6,252,858	-	352,000	6,604,858
Total equity securities	$7,264,789	$-	$352,000	$7,616,789

Investments in convertible options	$-	$957,405	$-	$957,405

The following table provides a summary of changes in fair value of our Level 3 financial instruments reported at fair value.

	Quarter Ended March 31,
	2016	2015
Corporate common stock:
Beginning balance	$352,000	$384,000
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Purchases	-	-
Sales	-	-
Total gains or losses:
Included in earnings	-	-
Included in other comprehensive income	96,000	(32,000)
Ending balance	$448,000	$352,000

The Company experienced no transfers between Level 1 and Level 2 during the quarters ended March 31, 2016 or 2015. The Company experienced no transfers between Level 2 and Level 3 during the quarters ended March 31, 2016 or 2015. Transfers in and/or out of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

The unrealized gains (losses) on Level 3 investments are recorded as a component of accumulated other comprehensive income (loss), net of tax, in accordance with required accounting for our available-for-sale portfolio.

Financial Instruments Disclosed, but not Carried, at Fair Value

The following disclosure presents the carrying values and estimated fair values of the Company’s financial instruments disclosed, but not carried, at fair value and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis. The fair values for insurance contracts other than investment-type contracts are not required to be disclosed. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment was required to interpret market data to develop these estimates. Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	March 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$10,376,044	$10,768,460	$-	$-	$10,768,460
Residential	30,420,855	32,981,073	-	-	32,981,073
Policy loans	6,609,836	6,609,836	-	-	6,609,836
State-guaranteed receivables	7,531,242	9,119,275	-	9,119,275	-
Other invested assets	2,360,878	2,360,878	-	-	2,360,878
Cash and cash equivalents	9,342,059	9,342,059	9,342,059	-	-
Accrued investment income	4,445,504	4,445,504	-	-	4,445,504
Cash value of company-owned life insurance	13,277,374	13,277,374	-	-	13,277,374

Liabilities:
Policyholder deposits (Investment-type contracts)	52,565,115	55,780,331	-	-	55,780,331
Policy claims	2,555,745	2,555,745	-	-	2,555,745
Obligations under capital leases	295,502	295,502	-	-	295,502
Notes payable	1,441,190	1,441,190	-	-	1,441,190

	December 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$10,655,107	$11,080,145	$-	$-	$11,080,145
Residential	22,519,024	24,679,435	-	-	24,679,435
Policy loans	6,702,911	6,702,911	-	-	6,702,911
State-guaranteed receivables	7,692,959	9,094,934	-	9,094,934	-
Other invested assets	2,379,451	2,379,451	-	-	2,379,451
Cash and cash equivalents	3,619,663	3,619,663	3,619,663	-	-
Accrued investment income	5,149,612	5,149,612	-	-	5,149,612
Cash value of company-owned life insurance	13,191,773	13,191,773	-	-	13,191,773

Liabilities:
Policyholder deposits (Investment-type contracts)	52,694,746	53,880,242	-	-	53,880,242
Policy claims	2,584,088	2,584,088	-	-	2,584,088
Obligations under capital leases	377,259	377,259	-	-	377,259
Notes payable	1,433,448	1,433,448	-	-	1,433,448

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

NOTE 6 - Earnings per Share

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended March 31, 2016 and 2015 were 1,117,647 and 1,123,980, respectively.

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

	Quarter Ended March 31,
	2016	2015

Revenue:
Preneed and burial products	$12,757,180	$12,131,407
Traditional and universal life products	2,796,393	4,442,464
Administrative and financial services	327,207	302,094
Corporate and other	21,376	219,797
Total revenue	$15,902,156	$17,095,762

Pre-tax income (loss) from operations:
Preneed and burial products	$220,847	$(246,848)
Traditional and universal life products	211,171	71,578
Administrative and financial services	62,437	57,586
Corporate and other	(179,454)	20,955
Total pre-tax income (loss)	$315,001	$(96,729)

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

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2012 through 2015 U.S. federal tax years remain subject to income tax examination by tax authorities. We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company will be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. However, should such a circumstance arise, it is our policy to classify any interest and penalties (if applicable) as income tax expense in the consolidated financial statements.

NOTE 9 – Other Comprehensive Income (Loss)

The following tables present the pretax components of the Company’s other comprehensive income (loss), and the related income tax expense (benefit) for each component.

	Quarter Ended March 31, 2016
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$10,461,406	$3,556,878	$6,904,528
Reclassification adjustment for gains included in income	(326,712)	(111,082)	(215,630)
Adjustment for effect of deferred acquisition costs	(258,187)	(87,784)	(170,403)
Net unrealized gains on investments	9,876,507	3,358,012	6,518,495
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	184,293	62,659	121,634

Total other comprehensive income	$10,060,800	$3,420,671	$6,640,129

	Quarter Ended March 31, 2015
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$4,999,552	$1,679,372	$3,320,180
Reclassification adjustment for gains included in income	(158,828)	(33,526)	(125,302)
Adjustment for effect of deferred acquisition costs	(119,053)	(40,478)	(78,575)
Net unrealized gains on investments	4,721,671	1,605,368	3,116,303
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	190,558	64,790	125,768

Total other comprehensive income	$4,912,229	$1,670,158	$3,242,071

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The change in the components of the Company’s accumulated other comprehensive income, net of tax, are as follows:

	Unrealized Gains	Defined	Accumulated
	(Losses) on	Benefit	Other
	Available-For-Sale	Pension	Comprehensive
	Securities	Plan	Income
For the quarter ended March 31, 2016:
Beginning balance	$6,293,702	$(5,536,541)	$757,161
Other comprehensive income before reclassifications	6,734,125	-	6,734,125
Amounts reclassified from accumulated other comprehensive income	(215,630)	121,634	(93,996)
Net current period other comprehensive income	6,518,495	121,634	6,640,129
Ending balance	$12,812,197	$(5,414,907)	$7,397,290

For the quarter ended March 31, 2015:
Beginning balance	$17,743,407	$(5,039,088)	$12,704,319
Other comprehensive income before reclassifications	3,241,605	-	3,241,605
Amounts reclassified from accumulated other comprehensive income	(125,302)	125,768	466
Net current period other comprehensive income	3,116,303	125,768	3,242,071
Ending balance	$20,859,710	$(4,913,320)	$15,946,390

The following table presents the pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of income.

	Quarter Ended March 31,
Reclassification Adjustments	2016	2015
Unrealized gains on available-for-sale securities:
Realized gains on sale of securities (a)	$326,712	$158,828
Income tax expense (c)	(111,082)	(33,526)
Net of tax	215,630	125,302

Defined benefit pension plan:
Amortization of actuarial net loss (b)	(184,293)	(190,558)
Income tax benefit (c)	62,659	64,790
Net of tax	(121,634)	(125,768)

Total reclassifications for the period	$93,996	$(466)

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

NOTE 10 – Employee Benefit Plans

Investors Heritage Capital Corporation sponsors a noncontributory defined benefit pension plan, which was frozen in 2012 with respect to new benefit accruals. Participants in the plan at the time it was frozen may still continue to earn vesting credit towards their pension plan benefit. The following table provides the components of our net periodic benefit cost:

	Quarter Ended March 31,
	2016	2015

Service cost	$-	$-
Interest cost	247,610	222,566
Expected return on plan assets	(275,503)	(293,069)
Recognized actuarial net loss	184,293	190,558
Net periodic pension cost	$156,400	$120,055

We previously disclosed in our financial statements for the year ended December 31, 2015 that the Company expected to contribute $300,000 to our defined benefit pension plan during 2016. As of March 31, 2016, the Company had contributed $75,000 to the plan.

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

Within our traditional and universal life products segment, we currently market two products geared toward wealth preservation in the senior market – the Heritage Solution, a single premium life policy, and the Heritage Provider, a ten pay whole life and single premium immediate annuity combination. These products are currently being sold exclusively through our partnership with Puritan Financial Group and are being underwritten and issued using a third party underwriter with significant experience in that market. Prior to January 1, 2013, this business was being reinsured under a 50% coinsurance arrangement with Puritan Life Insurance Company of America. Effective January 1, 2013, this coinsurance agreement was amended to reinsure 25% of new business. This reinsurance agreement was terminated with respect to new business effective July 31, 2015, after which time we now retain 100% of new business being produced under the marketing agreement.

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

Our fixed maturities are Level 2 instruments, for which the fair value is derived from readily available pricing services utilizing recent trades and broker information. Certain liquid equity securities are considered Level 1 instruments and are valued based on publicly available market quotes in an active market. We hold $448,000 in Level 3 financial instruments, comprising 0.1% of our total investments carried at fair value. Fair value for these instruments is derived from unobservable inputs such as non-binding broker quotes and internal models using unobservable assumptions about market participants.

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

During 2014, the Society of Actuaries released new mortality tables and a new mortality improvement scale for consideration with respect to defined benefit plan liability measurement. Effective December 31, 2015, our plan began utilizing new mortality tables and improvement scales, developed by plan consulting actuaries utilizing the principles underlying the guidance from the Society of Actuaries along with allowable adjustments where warranted.

We previously disclosed in our financial statements for the year ended December 31, 2015 that we expected to contribute $300,000 to our defined benefit pension plan during 2016. As of March 31, 2016, the Company had contributed $75,000 to the plan.

New Accounting Pronouncements

All new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time or were not expected to have a material impact to the consolidated financial statements. Refer to the footnotes to the consolidated financial statements for the year ended December 31, 2015, as included in our Annual Report on Form 10-K, for previously issued standards that have not yet been adopted that are considered applicable to the Company’s current operations.

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

We maintain a sound, conservative investment strategy. At March 31, 2016, 86.1% of our total invested assets consisted of fixed income securities, compared to 87.5% at December 31, 2015. At March 31, 2016 and December 31, 2015, our fixed income investments were 95.7% and 97.5% investment grade, respectively, as rated by Standard & Poor’s. The Standard & Poor’s average quality rating of our fixed income portfolio holdings as of March 31, 2016 and December 31, 2015 was A.

We have reviewed our investment portfolio and do not believe that there are any securities that are other-than-temporarily impaired at March 31, 2016. None of our fixed income assets are in default and there has been no material change in the distribution of our fixed income portfolio. We recorded no other-than-temporary impairment charges in the consolidated statements of income during the quarters ended March 31, 2016 or 2015.

At March 31, 2016, 98.7% of our fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80% and 92.9% of our equity securities portfolio had a fair value to cost ratio of greater than 80%. At December 31, 2015, 97.4% of our fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80%, and 93.4% of our equity securities portfolio had a fair value to cost ratio of greater than 80%. At March 31, 2016 and December 31, 2015, 42.0% and 54.5%, respectively, of the total gross unrealized losses in our fixed maturities and equities portfolio were comprised of fixed maturity securities in the basic industrial sector while 26.9% and 22.6%, respectively, of the gross unrealized losses were comprised of fixed maturity securities in the energy sector, respectively.  The majority of these unrealized losses were attributable to credit spread widening across the energy sector and metals/mining subsectors associated with sharp declines in commodity prices.  Energy-related companies have been negatively impacted by the rapid decline in oil prices, which has pressured revenues and margins.  The metal/mining sub-sector companies are experiencing lower demand for coal, copper, iron ore and other minerals due to the economic slowdown in China in addition to sluggish demand in the United States and Europe and tightening environmental regulation.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments. As of March 31, 2016, we have no investments with any level of direct subprime exposure. Additionally, we have no Alt-A bond exposure within our current holdings.

We have an investment advisory agreement with an independent third-party investment advisor to purchase common and preferred stocks in stable areas within the real estate sector. The investment advisor has a history of strong performance within these markets. The majority of these funds have been invested in a diversified assortment of regularly traded, exchange listed common stocks. As of March 31, 2016, the largest individual stock position within this group had a fair value of approximately $426,000. We believe the unrealized losses in our common stock portfolio are temporary in nature given the credit quality of the issuers. We believe that these investments will generate positive future results by providing a slightly increased and fully managed exposure to equity markets.

Additionally, we engage in commercial and residential mortgage lending. As of March 31, 2016 and December 31, 2015, investments in commercial properties comprised 25.4% and 32.1%, respectively, of our mortgage portfolio. Our commercial and residential apartment building mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers. Loan-to-value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required. We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis.

As of March 31, 2016 and December 31, 2015, investments in residential mortgage loans comprised 74.6% and 67.9%, respectively, of our mortgage portfolio. We purchase single family residential mortgage loans through the secondary market. Each mortgage loan opportunity is reviewed individually, considering both the value of the underlying property and the credit worthiness of the borrower. We utilize third party servicers to administer these loans. We currently anticipate evaluating and making additional residential mortgage loan investments assuming they meet our investment goals and criteria.

As of March 31, 2016, our average loan balance is $174,346 and the average loan-to-value is 61%. The largest loan currently held is $926,012. Our mortgage loans are spread across properties located in 23 states, with approximately 70.1% of our loans located in the states of Illinois, Texas, Florida, California, Kentucky, and Georgia. At March 31, 2016 and December 31, 2015, 8.6% and 7.1% of invested assets consisted of mortgage loans, respectively.

We are familiar with our mortgage loan markets and given our low loan-to-value ratios, we do not believe that there is a significant risk of loss on our mortgage loan portfolio. We have been successful in adding value to the total investment portfolio through mortgage loan originations and secondary market purchases due to the fact that yields realized from the mortgage loan portfolio are generally higher than yields realized from fixed income investments. Value has also been added because the mortgage loan portfolio has consistently performed well. As of March 31, 2016, we had no non-performing loans, loans on nonaccrual status, loans 90 days past due or more, loans in process of foreclosure, or restructured loans.

We own certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. As these payment streams are secured by the states themselves, a key function of our due diligence is the assessment of the states’ ability to meet these obligations. Additionally, each state generally withholds income tax from each payment for which we must file for reimbursement of such tax annually. We carry the state-guaranteed receivables at their amortized cost basis on the balance sheet. As of March 31, 2016, we held approximately $7,531,000 in state-guaranteed receivables, with the largest concentrations in the states of New York, Massachusetts and Georgia totaling approximately $3,378,000, $1,976,000 and $1,411,000, respectively. At March 31, 2016 and December 31, 2015, 1.6% of invested assets consisted of state-guaranteed receivables.

During the third quarter of 2015, with the assistance and under the active management of our external third party investment advisor, we began purchasing investments in convertible fixed maturity securities. Convertible securities feature an option allowing for a portion of the security to be converted into an equity position of the underlying issuer in exchange for a lower coupon rate. In accordance with FASB accounting guidance, this convertible feature must be bifurcated and reported separately on the balance sheet at fair value, with adjustments in fair value recognized in the income statement. Accordingly, the convertible options within our portfolio are reported as investments in convertible options on the balance sheet, and the mark-to-market adjustment associated with the changes in fair value of the convertible options are reported as gains (losses) on investments in convertible options as a component of net investment income. As of March 31, 2016 and December 31, 2015, the total fair value of our investments in convertible options was $807,001 and $957,405. For the quarter ended March 31, 2016, we recognized a loss on our investments in convertible options of $181,420 relative to the mark-to-market adjustment.

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

Investors Heritage Capital’s principal sources of cash flow are rental income, dividends from its subsidiaries and proceeds received under company-owned life insurance policies. Investors Heritage Capital’s principal long-term obligations are payments on long-term debt and stock purchased under the put option through the IHCC Retirement Savings Plan and Trust, which is now frozen with respect to new contributions.

Investors Heritage Life’s conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term.

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement. Management has assessed our position and as of March 31, 2016, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $9,766,180 for the first quarter of 2016 (a decrease of 14.1% compared to the first quarter of 2015). This decrease is primarily due to lower direct and assumed premiums relative to the Puritan product offerings in comparison to the corresponding period in 2015.

Net investment income was $5,455,667 for the first quarter of 2016 (an increase of 4.4% compared to the first quarter of 2015). The increase in investment income is primarily due to investment income earned on the make whole call of a bond in the first quarter of 2016, an increase in investment income earned on mortgage loans associated with our increased mortgage loan investments and reduced investment expenses. These increases were partially offset by the loss recognized on our convertible options due to the mark-to-market adjustment. We continue to seek high quality investments while considering alternative investments that can be used to enhance future investment income.

Net realized gains were $326,712 and $158,828 for the quarters ended March 31, 2016 and 2015, respectively. The realized gains recognized in the first quarter of 2016 were principally attributable to gains realized on the strategic sale of certain bonds in order to reduce single issuer exposures. We experienced no other-than-temporary impairments during the quarters ended March 31, 2016 or 2015.

Other income was $353,597 for the first quarter of 2016 (an increase of 0.9% compared to the first quarter of 2015). The increase in the current quarter is due primarily to increases in policy counts for our life insurance company clients.

Total benefits and expenses were $15,587,155 for the first quarter of 2016 (a decrease of 9.3% compared to the first quarter of 2015). The decrease is primarily due to reduced death benefits due to more favorable mortality experience in comparison to the prior period as well as lower commissions and a reduction in the increase in reserves due to the lower new premium volume previously discussed.

After providing for federal income taxes, our net income was $236,251 with net income per share of $0.21 for the first quarter of 2016 as compared to a net loss of $72,547 with a net loss per share of $0.06 for the first quarter of 2015.

We declared a dividend of $0.21 per share on February 11, 2016 to shareholders of record on March 18, 2016. This dividend was paid on April 7, 2016.

Business Segments

FASB guidance requires a "management approach" in the presentation of business segments based on how management internally evaluates the operating performance of business units. The discussion of segment operating results that follows is being provided based on segment data prepared using this methodology.

Preneed & Burial Products

Preneed and burial products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $12,757,180 for the first quarter of 2016 (an increase of 5.2% compared to the first quarter of 2015). This increase was predominantly due to stronger sales of our preneed products coupled with increased investment income and realized gains in comparison to the prior period.

Pre-tax income from operations was $220,847 for the quarter ended March 31, 2016 compared to a pre-tax loss of $246,848 for the quarter ended March 31, 2015, respectively. The increase in pre-tax income for the current quarter was due primarily to the revenue increases discussed above coupled with more favorable mortality experience in comparison to the prior period.

Traditional & Universal Life Products

Traditional and universal life products include traditional life and group life insurance products, certain annuities and universal life products. Revenues for this segment were $2,796,393 for the first quarter of 2016 (a decrease of 37.1% compared to the first quarter of 2015). This decrease was primarily due to the reduction in direct and assumed premiums generated from the Puritan product offerings in comparison to the prior period.

Pre-tax income from operations was $211,171 for the quarter ended March 31, 2016 compared to pre-tax income of $71,578 for the quarter ended March 31, 2015. While new sales of the Puritan product offerings were significantly reduced, the increases in investment income and capital gains along with favorable mortality experience when compared to the prior period resulted in increased pre-tax income.

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

Revenues for this segment were $327,207 for the first quarter of 2016 (an increase of 8.3% compared to the first quarter of 2015). Pre-tax income from operations was $62,437 for the quarter ended March 31, 2016 compared to pre-tax income of $57,586 for the quarter ended March 31, 2015. The increases in revenue and pre-tax income were due to the fact that our life insurance company clients have experienced increased policy counts which have resulted in an increase in our monthly fees.

Corporate & Other

Corporate and other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $21,376 for the first quarter of 2016 (a decrease of 90.3% compared to the first quarter of 2015). Pre-tax loss from operations was $179,454 for the quarter ended March 31, 2016 compared to pre-tax income from operations of $20,955 for the quarter ended March 31, 2015. Results for the quarter ended March 31, 2016 were significantly impacted by the mark-to market adjustment on our investments in convertible options that reduced investment income and pre-tax income by $181,420.

While we continue to focus on expanding the operations of Investors Heritage Financial and At Need Funding, less than 1% of our consolidated revenues were generated by our non-life subsidiaries. During the quarter ended March 31, 2016, Investors Heritage Capital did not receive any dividends or distributions from any of its subsidiaries. The potential exists for dividend payments and distributions over the remainder of 2016 as any needs arise.

Federal Income Taxes

The provision (benefit) for federal income taxes is based on our expected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; nondeductible travel and entertainment expenses; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Our effective tax rate was 25.0% for the quarters ended March 31, 2016 and 2015, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements as of March 31, 2016.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 13, 2016, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this report.

(b)	Not applicable.

(c)	The following table provides information about issuer repurchases of securities for the period covered by this report:

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares That May
	Number	Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs
January 1, 2016 - January 31, 2016	-	$-	-	-

February 1, 2016 - February 29, 2016	-	-	-	-

March 1, 2016 - March 31, 2016	-	-	-	-

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: May 13, 2016	President

BY: /s/Larry Johnson
Larry Johnson
DATE: May 13, 2016	Vice President - Chief Financial Officer