Form 10-Q
period 2016-06-30
Investors Heritage Capital Corp
filed 2016-08-12
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Number of outstanding shares as of August 12, 2016 - 1,106,706.033

CONTENTS

	PART I – FINANCIAL INFORMATION
		Page
ITEM 1.	Condensed Consolidated Financial Statements	4
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
ITEM 4.	Controls and Procedures	37

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	38
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
ITEM 3.	Defaults Upon Senior Securities	38
ITEM 4.	Mine Safety Disclosures	38
ITEM 5.	Other Information	38
ITEM 6.	Exhibits	38

SIGNATURES		39

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $387,382,055 and $399,525,617)	$415,853,414	$409,146,807
Equity securities (cost: $7,452,666 and $7,452,666)	8,459,281	7,616,789
Mortgage loans on real estate	43,282,023	33,174,131
Policy loans	6,559,575	6,702,911
State-guaranteed receivables	9,871,982	7,692,959
Investments in convertible options	874,911	957,405
Other invested assets	2,156,380	2,379,451
Total investments	487,057,566	467,670,453
Cash and cash equivalents	6,201,730	3,619,663
Accrued investment income	4,910,275	5,149,612
Due premiums	2,838,266	2,946,218
Deferred acquisition costs	16,191,043	17,237,522
Value of business acquired	191,626	225,276
Leased property under capital leases	222,876	381,432
Property and equipment, net	880,134	909,151
Cash value of company-owned life insurance	13,352,552	13,191,773
Other assets	2,150,566	2,374,292
Amounts recoverable from reinsurers	55,457,841	56,332,692
Total assets	$589,454,475	$570,038,084

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$493,186,746	$493,369,378
Unearned premium reserves	8,027,343	8,119,385
Policy claims	2,547,349	2,584,088
Liability for deposit-type contracts	3,351,408	3,400,836
Reserves for dividends and endowments and other	382,615	388,193
Total policy liabilities	507,495,461	507,861,880
Deferred federal income tax liability	7,736,330	1,105,776
Obligations under capital leases	212,152	377,259
Notes payable	1,426,362	1,433,448
Accrued pension liability	5,869,591	6,075,376
Other liabilities	4,480,984	3,933,343
Total liabilities	527,220,880	520,787,082

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,106,721 and 1,117,647)	1,106,721	1,117,647
Paid-in surplus	8,913,360	8,913,360
Accumulated other comprehensive income	13,668,273	757,161
Retained earnings	38,545,241	38,462,834
Total stockholders' equity	62,233,595	49,251,002
Total liabilities and stockholders' equity	$589,454,475	$570,038,084

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE
Premiums and other considerations	$13,046,158	$14,760,176	$25,708,947	$29,486,922
Premiums ceded	(2,363,041)	(3,069,515)	(5,259,650)	(6,433,580)
Net premiums	10,683,117	11,690,661	20,449,297	23,053,342

Investment income, net of expenses	5,544,138	5,339,048	10,999,805	10,562,860
Net realized gains on investments	247,577	44,928	574,289	203,756
Other income	379,312	394,696	732,909	745,137
Total revenue	16,854,144	17,469,333	32,756,300	34,565,095

BENEFITS AND EXPENSES
Death and other benefits	10,583,399	11,221,406	21,961,112	22,945,468
Guaranteed annual endowments	113,947	119,492	213,088	222,888
Dividends to policyholders	77,640	104,276	157,189	188,561
Increase in benefit reserves and unearned premiums	1,691,160	2,104,229	1,897,460	3,377,725
Acquisition costs deferred	(1,241,476)	(1,632,799)	(2,364,559)	(3,021,143)
Amortization of deferred acquisition costs	1,497,003	1,916,392	2,912,080	3,549,555
Commissions	836,355	1,006,981	1,527,471	1,904,345
Other general and administrative expenses	2,907,137	3,023,507	5,748,479	5,888,576
Total benefits and expenses	16,465,165	17,863,484	32,052,320	35,055,975

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES	388,979	(394,151)	703,980	(490,880)

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	86,360	39,753	196,619	119,790
Deferred	10,885	(138,291)	(20,624)	(242,510)
Total federal income taxes	97,245	(98,538)	175,995	(122,720)

NET INCOME (LOSS)	$291,734	$(295,613)	$527,985	$(368,160)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.26	$(0.26)	$0.47	$(0.33)

DIVIDENDS PER SHARE	$-	$-	$0.21	$0.21

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

NET INCOME (LOSS)	$291,734	$(295,613)	$527,985	$(368,160)

OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period	9,796,312	(10,742,624)	20,257,718	(5,743,072)
Reclassification adjustment for losses (gains) included in income	(238,345)	30,987	(565,057)	(127,841)
Adjustment for effects of deferred acquisition costs	(240,771)	283,000	(498,958)	163,947
Net unrealized gains (losses) on investments	9,317,196	(10,428,637)	19,193,703	(5,706,966)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	184,294	190,558	368,587	381,116

Other comprehensive income (loss) before income taxes	9,501,490	(10,238,079)	19,562,290	(5,325,850)

Income tax expense (benefit)	3,230,507	(3,480,946)	6,651,178	(1,810,788)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	6,270,983	(6,757,133)	12,911,112	(3,515,062)

COMPREHENSIVE INCOME (LOSS)	$6,562,717	$(7,052,746)	$13,439,097	$(3,883,222)

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income	Earnings	Equity

BALANCE, JANUARY 1, 2015	$1,123,980	$8,908,243	$12,704,319	$37,799,944	$60,536,486

Net loss	-	-	-	(368,160)	(368,160)
Other comprehensive loss, net	-	-	(3,515,062)	-	(3,515,062)
Cash dividends	-	-	-	(236,035)	(236,035)
Repurchases of common stock, net	(6,426)	-	-	(134,051)	(140,477)
BALANCE, JUNE 30, 2015	$1,117,554	$8,908,243	$9,189,257	$37,061,698	$56,276,752

BALANCE, JANUARY 1, 2016	$1,117,647	$8,913,360	$757,161	$38,462,834	$49,251,002

Net income	-	-	-	527,985	527,985
Other comprehensive income, net	-	-	12,911,112	-	12,911,112
Cash dividends	-	-	-	(234,706)	(234,706)
Repurchases of common stock, net	(10,926)	-	-	(210,872)	(221,798)
BALANCE, JUNE 30, 2016	$1,106,721	$8,913,360	$13,668,273	$38,545,241	$62,233,595

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2016	2015

NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,122,011	$2,346,146
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(14,300,913)	(11,114,105)
Sales of available-for-sale securities	12,897,692	4,019,517
Maturities of available-for-sale securities	14,501,960	12,346,103
Acquisitions of mortgage loans on real estate	(13,879,587)	(6,457,488)
Payments of mortgage loans on real estate	3,771,151	5,003,914
Purchases of state-guaranteed receivables	(2,370,769)	-
Payments of state-guaranteed receivables	499,270	431,020
Purchases of convertible options	(62,185)	-
Sales of convertible options	10,536	-
Net change in payable (receivable) for securities	110,109	-
Net reductions (additions) of other investments	366,407	300,753
Net additions to property and equipment	(32,327)	(234,544)
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,511,344	4,295,170
FINANCING ACTIVITIES
Policyholder account deposits	2,390,095	2,222,624
Policyholder account withdrawals	(3,977,793)	(3,957,542)
Payments on notes payable	(1,210,748)	(2,185,492)
Proceeds from notes payable	1,203,662	1,813,490
Dividends paid	(234,706)	(236,035)
Repurchases of common stock, net	(221,798)	(140,477)
NET CASH USED IN FINANCING ACTIVITIES	(2,051,288)	(2,483,432)
INCREASE IN CASH AND CASH EQUIVALENTS	2,582,067	4,157,884
Cash and cash equivalents at beginning of period	3,619,663	1,870,867
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,201,730	$6,028,751

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2015, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management has evaluated all events subsequent to June 30, 2016 through the date that these financial statements have been issued.

NOTE 3 – New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued new guidance for the accounting for credit losses on financial instruments. A new model, referred to as the current expected credit losses model, requires an entity to determine credit-related impairment losses for financial instruments held at amortized cost and to estimate these expected credit losses over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical and current information, reasonable and supportable forecasts, as well as estimates of prepayments. The estimated credit losses, and subsequent adjustment to loss estimates, will be recorded through an allowance account which is deducted from the amortized cost of the financial instrument, with the offset recorded in current earnings. The guidance also modifies the impairment model for available-for-sale debt securities. The new model will require an estimate of expected credit losses only when the fair value is below the amortized cost of the asset, thus the length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer affect the determination of whether a credit loss exists. In addition, credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The updated guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. The Company is evaluating the impact of the adoption of this guidance on its financial position and results of operations.

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

NOTE 4 – Investments

Investments in available-for-sale securities are summarized as follows:

		Gross	Gross
June 30, 2016	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$22,783,361	$1,359,033	$-	$24,142,394
States and political subdivisions	36,199,903	6,656,933	154,888	42,701,948
Corporate	224,308,283	16,573,912	1,270,799	239,611,396
Foreign	61,685,959	3,261,737	951,455	63,996,241
Mortgage-backed securities (MBS):
Commercial MBS	6,783,460	529,598	-	7,313,058
Residential MBS	34,688,939	2,512,438	-	37,201,377
Corporate redeemable preferred stock	932,150	92,487	137,637	887,000
Total fixed maturity securities	387,382,055	30,986,138	2,514,779	415,853,414
Equity securities:
U.S. agencies	707,900	-	-	707,900
Mutual funds	318,284	42,074	-	360,358
Corporate common stock	6,426,482	1,558,280	593,739	7,391,023
Total equity securities	7,452,666	1,600,354	593,739	8,459,281
Total	$394,834,721	$32,586,492	$3,108,518	$424,312,695

		Gross	Gross
December 31, 2015	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$23,373,714	$642,038	$-	$24,015,752
States and political subdivisions	36,830,198	4,511,826	136,585	41,205,439
Corporate	229,425,035	10,338,999	4,587,896	235,176,138
Foreign	65,010,084	1,731,076	4,682,638	62,058,522
Asset-backed securities	143,552	457	-	144,009
Mortgage-backed securities (MBS):
Commercial MBS	6,830,520	148,314	15,592	6,963,242
Residential MBS	37,200,599	1,776,233	62,255	38,914,577
Corporate redeemable preferred stock	711,915	-	42,787	669,128
Total fixed maturity securities	399,525,617	19,148,943	9,527,753	409,146,807
Equity securities:
U.S. agencies	707,900	-	-	707,900
Mutual funds	318,284	-	14,253	304,031
Corporate common stock	6,426,482	702,497	524,121	6,604,858
Total equity securities	7,452,666	702,497	538,374	7,616,789
Total	$406,978,283	$19,851,440	$10,066,127	$416,763,596

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	June 30, 2016			December 31, 2015
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
States and political subdivisions	$-	$-	-	$1,613,415	$136,585	2
Corporate	2,793,561	155,505	2	55,039,213	3,873,158	52
Foreign	1,600,560	6,777	3	24,154,510	1,418,143	20
Commercial MBS	-	-	-	1,447,694	15,592	2
Residential MBS	-	-	-	3,320,890	62,255	2
Corporate redeemable preferred stock	110,426	137,637	1	669,128	42,787	2
Greater than 12 months:
States and political subdivisions	1,595,113	154,888	2	-	-	-
Corporate	14,927,912	1,115,294	11	5,533,581	714,738	4
Foreign	10,405,650	944,678	7	6,007,156	3,264,495	4
Total fixed maturities	31,433,222	2,514,779	26	97,785,587	9,527,753	88

Equities:
Less than 12 months:
Mutual funds	-	-	-	304,031	14,253	1
Corporate common stock	1,116,712	368,871	10	2,449,672	473,551	15
Greater than 12 months:
Corporate common stock	614,128	224,868	8	183,960	50,570	3
Total equities	1,730,840	593,739	18	2,937,663	538,374	19

Total	$33,164,062	$3,108,518	44	$100,723,250	$10,066,127	107

At June 30, 2016, 99.9% of the fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80% and 93.7% of the equity securities portfolio had a fair value to cost ratio of greater than 80%. At December 31, 2015, 97.4% of the fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80%, and 93.4% of the equity securities portfolio had a fair value to cost ratio of greater than 80%. At June 30, 2016 and December 31, 2015, 37.5% and 54.5%, respectively, of the total gross unrealized losses shown above were comprised of fixed maturity securities in the basic industrial sector while 22.6% of the gross unrealized losses were comprised of fixed maturity securities in the energy sector, respectively.  The majority of these unrealized losses were attributable to credit spread widening across the energy sector and metals/mining subsectors associated with sharp declines in commodity prices.  Energy-related companies have been negatively impacted by the rapid decline in oil prices, which has pressured revenues and margins.  The metal/mining sub-sector companies are experiencing lower demand for coal, copper, iron ore and other minerals due to the economic slowdown in China in addition to sluggish demand in the United States and Europe and tightening environmental regulation. While the market values of these securities remain below book value, the market values have rebounded significantly as of June 30, 2016.

At June 30, 2016 and December 31, 2015, the unrealized losses associated with our equity securities were primarily attributable to unrealized losses on real estate sector stocks.  The increase in unrealized losses is primarily due to equity market conditions rather than credit concerns associated with the positions.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer. The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value. For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains/losses in the consolidated statements of income. Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost. Based on our review, the Company experienced no other-than-temporary impairments during the quarters or six months ended June 30, 2016 or 2015.

Management believes that the Company will fully recover its cost basis in the securities held at June 30, 2016, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate and economic environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	June 30,	December 31,
	2016	2015
Net unrealized appreciation on available-for sale securities	$29,477,974	$9,785,313
Adjustment to deferred acquisition costs	(748,359)	(249,401)
Deferred income taxes	(9,768,069)	(3,242,210)
Net unrealized appreciation on available-for sale securities	$18,961,546	$6,293,702

The amortized cost and fair value of fixed maturity securities at June 30, 2016, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$10,199,092	$10,416,859
Due after one year through five years	93,847,639	101,522,646
Due after five years through ten years	174,242,762	182,598,133
Due after ten years	46,249,495	54,377,447
Due at multiple maturity dates	61,910,917	66,051,329
Corporate redeemable preferred stock	932,150	887,000
Total	$387,382,055	$415,853,414

Proceeds from sales and maturities of investments in available-for-sale securities, as well as gross gains and gross losses realized, are presented below.

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from sales and maturities	$11,342,518	$3,545,600	$27,399,652	$16,365,620
Gross realized gains	239,937	89,388	572,834	250,180
Gross realized losses	(1,592)	(120,375)	(7,777)	(122,339)

The table below shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities in addition to realized investment gains on mortgage loans.

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Change in net unrealized investment gains (losses):
Securities available-for-sale:
Fixed maturities	$9,021,186	$(10,207,115)	$18,850,169	$(5,497,475)
Equity securities	536,781	(504,522)	842,492	(373,438)
Net realized investment gains (losses):
Securities available-for-sale:
Fixed maturities	$238,345	$-	$565,057	$90,859
Equity securities	-	(30,987)	-	36,982
Mortgage loans on real estate	-	75,915	-	75,915
Investments in convertible options	9,232	-	9,232	-

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At June 30, 2016 and December 31, 2015, these required deposits had a total fair value of $22,886,347 and $22,899,132, respectively.

The Company also engages in commercial and residential mortgage lending. As of June 30, 2016, investments in commercial and residential properties comprised 21.8% and 78.2%, respectively, of the Company’s mortgage portfolio. At December 31, 2015, investments in commercial and residential properties comprised 32.1% and 67.9%, respectively, of the Company’s mortgage portfolio.

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

As of June 30, 2016 and December 31, 2015, there were no non-performing loans, loans on nonaccrual status, loans in process of foreclosure, or restructured loans. As of June 30, 2016, the Company held one mortgage loan with a balance of $682,669 that is past due by more than 90 days. Subsequent to June 30, 2016, the Company’s mortgage loan servicer formally filed a notice of intent to foreclose on this property. Based on the most recent appraisal of this property, the Company expects to collect all principal and accrued interest on this loan in the event of foreclosure. The Company had no mortgage loans past due by more than 90 days as of December 31, 2015. The Company experienced no other mortgage loan defaults during the quarters or six months ended June 30, 2016 and 2015.

The Company’s investments in mortgage loans, by state, are as follows:

	June 30,	December 31,
	2016	2015
Illinois	$5,917,877	$6,046,408
Florida	5,907,808	3,906,034
Texas	5,771,393	5,694,612
California	4,808,811	3,366,434
Georgia	3,383,614	2,671,788
Kentucky	2,615,536	3,241,793
Arizona	2,261,096	774,060
Missouri	2,176,074	1,342,845
Ohio	1,996,066	1,692,354
Colorado	1,381,786	222,364
New Jersey	1,305,637	247,723
Tennessee	1,104,402	895,607
Indiana	902,821	759,139
North Carolina	767,573	353,275
Utah	586,496	77,939
Oregon	490,573	-
Nevada	482,577	373,359
Pennsylvania	361,219	370,323
West Virginia	245,766	412,250
South Carolina	212,729	225,881
Massachusetts	187,932	205,469
Idaho	151,033	159,073
Kansas	134,907	135,401
Virginia	128,297	-
Total	$43,282,023	$33,174,131

The Company owns certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. The state-guaranteed receivables are carried at their amortized cost basis on the balance sheet. At June 30, 2016, the amortized cost and estimated fair value of state-guaranteed receivables, by contractual maturity, are summarized as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$964,249	$979,659
Due after one year through five years	3,349,031	3,698,492
Due after five years through ten years	3,739,262	4,721,001
Due after ten years	1,819,440	2,824,363
Total	$9,871,982	$12,223,515

The amortized cost of state-guaranteed receivables, by state, is summarized as follows:

	June 30,	December 31,
	2016	2015
New York	$3,503,994	$3,496,115
Georgia	2,065,032	1,432,022
Massachusetts	1,984,696	1,991,601
Washington	683,831	-
Indiana	456,953	-
Ohio	426,365	54,171
Pennsylvania	332,510	294,968
Texas	252,668	243,939
California	165,933	180,143
Total	$9,871,982	$7,692,959

During the third quarter of 2015, the Company began purchasing investments in convertible fixed maturity securities. Convertible securities feature an option allowing for a portion of the security to be converted into an equity position of the underlying issuer in exchange for a lower coupon rate. In accordance with FASB accounting guidance, this convertible feature must be bifurcated and reported separately on the balance sheet at fair value, with adjustments in fair value recognized in the income statement. Accordingly, the convertible options within our portfolio are reported as investments in convertible options on the balance sheet, and the mark-to-market adjustment associated with the changes in fair value of the convertible options are reported as gains (losses) on investments in convertible options as a component of net investment income. As of June 30, 2016 and December 31, 2015, the total fair value of our investments in convertible options was $874,911 and $957,405, respectively. For the quarter and six months ended June 30, 2016, we recognized a gain (loss) on our investments in convertible options of $38,044 and ($143,376), respectively, relative to the mark-to-market adjustment.

Major categories of net investment income are summarized as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fixed maturities	$4,614,528	$4,558,942	$9,540,889	$9,196,750
Equity securities	64,361	73,489	131,650	136,780
Mortgage loans on real estate	733,462	625,699	1,323,374	1,184,095
Policy loans	122,145	123,246	243,455	241,986
State-guaranteed receivables	170,981	137,600	307,523	278,275
Gain (loss) on investments in convertible options	38,044	-	(143,376)	-
Other	58,629	60,379	112,314	121,031
Gross investment income	5,802,150	5,579,355	11,515,829	11,158,917
Investment expenses	258,012	240,307	516,024	596,057
Net investment income	$5,544,138	$5,339,048	$10,999,805	$10,562,860

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

The Company’s Level 2 investments include fixed maturities with quoted prices that are traded less frequently than exchange-traded instruments or instruments whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes the majority of our fixed maturities, where fair values are obtained from a nationally recognized, third-party pricing service as well as our investments in convertible options. These options are bifurcated from the underlying fixed maturity investments and are also valued using observable market data obtained from a nationally recognized, third-party pricing service.

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

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$24,142,394	$-	$24,142,394
States and political subdivisions	-	42,701,948	-	42,701,948
Corporate	-	239,611,396	-	239,611,396
Foreign	-	63,996,241	-	63,996,241
Mortgage-backed securities:
Commercial MBS	-	7,313,058	-	7,313,058
Residential MBS	-	37,201,377	-	37,201,377
Corporate redeemable preferred stock	-	887,000	-	887,000
Total fixed maturities	$-	$415,853,414	$-	$415,853,414

Equity securities:
U.S. agencies	$707,900	$-	$-	$707,900
Mutual funds	360,358	-	-	360,358
Corporate common stock	6,943,023	-	448,000	7,391,023
Total equity securities	$8,011,281	$-	$448,000	$8,459,281

Investments in convertible options	$-	$874,911	$-	$874,911

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$24,015,752	$-	$24,015,752
States and political subdivisions	-	41,205,439	-	41,205,439
Corporate	-	235,176,138	-	235,176,138
Foreign	-	62,058,522	-	62,058,522
Asset-backed securities	-	144,009	-	144,009
Mortgage-backed securities:
Commercial MBS	-	6,963,242	-	6,963,242
Residential MBS	-	38,914,577	-	38,914,577
Corporate redeemable preferred stock	-	669,128	-	669,128
Total fixed maturities	$-	$409,146,807	$-	$409,146,807

Equity securities:
U.S. agencies	$707,900	$-	$-	$707,900
Mutual funds	304,031	-	-	304,031
Corporate common stock	6,252,858	-	352,000	6,604,858
Total equity securities	$7,264,789	$-	$352,000	$7,616,789

Investments in convertible options	$-	$957,405	$-	$957,405

The following table provides a summary of changes in fair value of our Level 3 financial instruments reported at fair value.

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Corporate common stock:
Beginning balance	$448,000	$352,000	$352,000	$384,000
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Purchases	-	-	-	-
Sales	-	-	-	-
Total gains or losses:
Included in earnings	-	-	-	-
Included in other comprehensive income	-	-	96,000	(32,000)
Ending balance	$448,000	$352,000	$448,000	$352,000

The Company experienced no transfers between Level 1 and Level 2 during the quarters or six months ended June 30, 2016 or 2015. The Company experienced no transfers between Level 2 and Level 3 during the quarters or six months ended June 30, 2016 or 2015. Transfers in and/or out of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

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

	June 30, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$9,428,111	$9,777,129	$-	$-	$9,777,129
Residential	33,853,912	36,532,039	-	-	36,532,039
Policy loans	6,559,575	6,559,575	-	-	6,559,575
State-guaranteed receivables	9,871,982	12,223,515	-	12,223,515	-
Other invested assets	2,156,380	2,156,380	-	-	2,156,380
Cash and cash equivalents	6,201,730	6,201,730	6,201,730	-	-
Accrued investment income	4,910,275	4,910,275	-	-	4,910,275
Cash value of company-owned life insurance	13,352,552	13,352,552	-	-	13,352,552

Liabilities:
Policyholder deposits (Investment-type contracts)	52,556,249	56,111,534	-	-	56,111,534
Policy claims	2,547,349	2,547,349	-	-	2,547,349
Obligations under capital leases	212,152	212,152	-	-	212,152
Notes payable	1,426,362	1,426,362	-	-	1,426,362

	December 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$10,655,107	$11,080,145	$-	$-	$11,080,145
Residential	22,519,024	24,679,435	-	-	24,679,435
Policy loans	6,702,911	6,702,911	-	-	6,702,911
State-guaranteed receivables	7,692,959	9,094,934	-	9,094,934	-
Other invested assets	2,379,451	2,379,451	-	-	2,379,451
Cash and cash equivalents	3,619,663	3,619,663	3,619,663	-	-
Accrued investment income	5,149,612	5,149,612	-	-	5,149,612
Cash value of company-owned life insurance	13,191,773	13,191,773	-	-	13,191,773

Liabilities:
Policyholder deposits (Investment-type contracts)	52,694,746	53,880,242	-	-	53,880,242
Policy claims	2,584,088	2,584,088	-	-	2,584,088
Obligations under capital leases	377,259	377,259	-	-	377,259
Notes payable	1,433,448	1,433,448	-	-	1,433,448

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

NOTE 6 - Earnings per Share

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended June 30, 2016 and 2015 were 1,115,726 and 1,121,876, respectively. The weighted average number of shares outstanding for the six months ended June 30, 2016 and 2015 were 1,116,687 and 1,122,922, respectively.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue:
Preneed and burial products	$13,098,661	$12,255,597	$25,855,841	$24,387,004
Traditional and universal life products	3,164,177	4,653,339	5,960,570	9,095,803
Administrative and financial services	353,115	337,960	680,322	640,054
Corporate and other	238,191	222,437	259,567	442,234
Total revenue	$16,854,144	$17,469,333	$32,756,300	$34,565,095

Pre-tax income (loss) from operations:
Preneed and burial products	$116,617	$(653,019)	$337,464	$(899,867)
Traditional and universal life products	168,796	203,619	379,967	275,197
Administrative and financial services	62,719	60,137	125,156	117,723
Corporate and other	40,847	(4,888)	(138,607)	16,067
Total pre-tax income (loss)	$388,979	$(394,151)	$703,980	$(490,880)

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

	Quarter Ended June 30, 2016
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$9,796,312	$3,330,746	$6,465,566
Reclassification adjustment for gains included in income	(238,345)	(81,037)	(157,308)
Adjustment for effect of deferred acquisition costs	(240,771)	(81,862)	(158,909)
Net unrealized gains on investments	9,317,196	3,167,847	6,149,349
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	184,294	62,660	121,634

Total other comprehensive income	$9,501,490	$3,230,507	$6,270,983

	Quarter Ended June 30, 2015
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during period	$(10,742,624)	$(3,641,269)	$(7,101,355)
Reclassification adjustment for losses included in income	30,987	(687)	31,674
Adjustment for effect of deferred acquisition costs	283,000	96,220	186,780
Net unrealized losses on investments	(10,428,637)	(3,545,736)	(6,882,901)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	190,558	64,790	125,768

Total other comprehensive loss	$(10,238,079)	$(3,480,946)	$(6,757,133)

	Six Months Ended June 30, 2016
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$20,257,718	$6,887,624	$13,370,094
Reclassification adjustment for gains included in income	(565,057)	(192,119)	(372,938)
Adjustment for effect of deferred acquisition costs	(498,958)	(169,646)	(329,312)
Net unrealized gains on investments	19,193,703	6,525,859	12,667,844
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	368,587	125,319	243,268

Total other comprehensive income	$19,562,290	$6,651,178	$12,911,112

	Six Months Ended June 30, 2015
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during period	$(5,743,072)	$(1,961,897)	$(3,781,175)
Reclassification adjustment for gains included in income	(127,841)	(34,213)	(93,628)
Adjustment for effect of deferred acquisition costs	163,947	55,742	108,205
Net unrealized losses on investments	(5,706,966)	(1,940,368)	(3,766,598)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	381,116	129,580	251,536

Total other comprehensive loss	$(5,325,850)	$(1,810,788)	$(3,515,062)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The change in the components of the Company’s accumulated other comprehensive income, net of tax, are as follows:

	Unrealized Gains	Defined	Accumulated
	(Losses) on	Benefit	Other
	Available-For-Sale	Pension	Comprehensive
	Securities	Plan	Income
For the six months ended June 30, 2016:
Beginning balance	$6,293,702	$(5,536,541)	$757,161
Other comprehensive income before reclassifications	13,040,782	-	13,040,782
Amounts reclassified from accumulated other comprehensive income	(372,938)	243,268	(129,670)
Net current period other comprehensive income	12,667,844	243,268	12,911,112
Ending balance	$18,961,546	$(5,293,273)	$13,668,273

For the six months ended June 30, 2015:
Beginning balance	$17,743,407	$(5,039,088)	$12,704,319
Other comprehensive loss before reclassifications	(3,672,970)	-	(3,672,970)
Amounts reclassified from accumulated other comprehensive income	(93,628)	251,536	157,908
Net current period other comprehensive income (loss)	(3,766,598)	251,536	(3,515,062)
Ending balance	$13,976,809	$(4,787,552)	$9,189,257

The following table presents the pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of income.

	Quarter Ended June 30,		Six Months Ended June 30,
Reclassification Adjustments	2016	2015	2016	2015
Unrealized gains (losses) on available-for-sale securities:
Realized gains (losses) on sale of securities (a)	$238,345	$(30,987)	$565,057	$127,841
Income tax expense (c)	(81,037)	(687)	(192,119)	(34,213)
Net of tax	157,308	(31,674)	372,938	93,628

Defined benefit pension plan:
Amortization of actuarial net loss (b)	(184,294)	(190,558)	(368,587)	(381,116)
Income tax benefit (c)	62,660	64,790	125,319	129,580
Net of tax	(121,634)	(125,768)	(243,268)	(251,536)

Total reclassifications for the period	$35,674	$(157,442)	$129,670	$(157,908)

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

NOTE 10 – Employee Benefit Plans

Investors Heritage Capital Corporation sponsors a noncontributory defined benefit pension plan, which was frozen in 2012 with respect to new benefit accruals. Participants in the plan at the time it was frozen may still continue to earn vesting credit towards their pension plan benefit. The following table provides the components of our net periodic benefit cost:

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Service cost	$-	$-	$-	$-
Interest cost	247,610	222,566	495,220	445,132
Expected return on plan assets	(275,502)	(293,070)	(551,005)	(586,139)
Recognized actuarial net loss	184,294	190,558	368,587	381,116
Net periodic pension cost	$156,402	$120,054	$312,802	$240,109

We previously disclosed in our financial statements for the year ended December 31, 2015 that the Company expected to contribute $300,000 to our defined benefit pension plan during 2016. As of June 30, 2016, the Company had contributed $150,000 to the plan.

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

In our preneed and burial product segment, we currently market the Legacy Gold and Heritage Final Expense products. The Legacy Gold life insurance and annuity product series is sold in the preneed market in conjunction with prearranged funerals. The Legacy Gold series includes both single premium and multi-pay policies, and both underwritten and guaranteed issue options are available. The Heritage Final Expense product is a non-participating whole life insurance product with simplified underwriting, sold in the final expense market.

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

We utilize a combination of yearly renewable term reinsurance and coinsurance to cede life insurance coverage in excess of our desired retention limits. In recent years, we have maintained our retention limits in most cases at $25,000 per life, utilizing a combination of established product specific reinsurance treaties along with yearly renewable term treaties for policies where we had previously maintained more than this limit. At the end of the second quarter of 2016, we approved an increase in our individual life retention to $50,000 per life where allowable under our reinsurance agreements. We are in the process of evaluating and either replacing or modifying our existing individual life yearly renewable term reinsurance agreements in order to effect this increase in retention. We anticipate that this change will better align our retention with our current capital, reduce reinsurance costs and allow for us to maintain a greater share of the anticipated profitability of our products.

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

Our fixed maturities are Level 2 instruments, for which the fair value is derived from readily available pricing services utilizing recent trades and broker information. Certain liquid equity securities are considered Level 1 instruments and are valued based on publicly available market quotes in an active market. We hold $448,000 in Level 3 financial instruments, comprising 0.1% of our total investments carried at fair value. Fair value for these instruments is derived from unobservable inputs and internal models using unobservable assumptions about market participants.

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

We previously disclosed in our financial statements for the year ended December 31, 2015 that we expected to contribute $300,000 to our defined benefit pension plan during 2016. As of June 30, 2016, the Company had contributed $150,000 to the plan.

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued new guidance for the accounting for credit losses on financial instruments. A new model, referred to as the current expected credit losses model, requires an entity to determine credit-related impairment losses for financial instruments held at amortized cost and to estimate these expected credit losses over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical and current information, reasonable and supportable forecasts, as well as estimates of prepayments. The estimated credit losses, and subsequent adjustment to loss estimates, will be recorded through an allowance account which is deducted from the amortized cost of the financial instrument, with the offset recorded in current earnings. The guidance also modifies the impairment model for available-for-sale debt securities. The new model will require an estimate of expected credit losses only when the fair value is below the amortized cost of the asset, thus the length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer affect the determination of whether a credit loss exists. In addition, credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The updated guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are evaluating the impact of the adoption of this guidance on the Company’s financial position and results of operations.

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

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

We maintain a sound, conservative investment strategy. At June 30, 2016, 85.4% of our total invested assets consisted of fixed income securities, compared to 87.5% at December 31, 2015. At June 30, 2016 and December 31, 2015, our fixed income investments were 95.9% and 97.5% investment grade, respectively, as rated by Standard & Poor’s. The Standard & Poor’s average quality rating of our fixed income portfolio holdings as of June 30, 2016 and December 31, 2015 was A.

We have reviewed our investment portfolio and do not believe that there are any securities that are other-than-temporarily impaired at June 30, 2016. None of our fixed income assets are in default and there has been no material change in the distribution of our fixed income portfolio. We recorded no other-than-temporary impairment charges in the consolidated statements of income during the quarters or six months ended June 30, 2016 or 2015.

At June 30, 2016, 99.9% of our fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80% and 93.7% of our equity securities portfolio had a fair value to cost ratio of greater than 80%. At December 31, 2015, 97.4% of our fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80%, and 93.4% of our equity securities portfolio had a fair value to cost ratio of greater than 80%. At June 30, 2016 and December 31, 2015, 37.5% and 54.5%, respectively, of the total gross unrealized losses in our fixed maturities and equities portfolio were comprised of fixed maturity securities in the basic industrial sector while 22.6% of the gross unrealized losses were comprised of fixed maturity securities in the energy sector, respectively.  The majority of these unrealized losses were attributable to credit spread widening across the energy sector and metals/mining subsectors associated with sharp declines in commodity prices.  Energy-related companies have been negatively impacted by the rapid decline in oil prices, which has pressured revenues and margins.  The metal/mining sub-sector companies are experiencing lower demand for coal, copper, iron ore and other minerals due to the economic slowdown in China in addition to sluggish demand in the United States and Europe and tightening environmental regulation. While the market values of these securities remain below book value, the market values have rebounded significantly as of June 30, 2016.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments. As of June 30, 2016, we have no investments with any level of direct subprime exposure. Additionally, we have no Alt-A bond exposure within our current holdings.

We have an investment advisory agreement with an independent third-party investment advisor to purchase common and preferred stocks in stable areas within the real estate sector. The investment advisor has a history of strong performance within these markets. The majority of these funds have been invested in a diversified assortment of regularly traded, exchange listed common stocks. As of June 30, 2016, the largest individual stock position within this group had a fair value of approximately $504,000. We believe the unrealized losses in our common stock portfolio are temporary in nature given the credit quality of the issuers. We believe that these investments will generate positive future results by providing a slightly increased and fully managed exposure to equity markets.

Additionally, we engage in commercial and residential mortgage lending. As of June 30, 2016 and December 31, 2015, investments in commercial properties comprised 21.8% and 32.1%, respectively, of our mortgage portfolio. Our commercial and residential apartment building mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers. Loan-to-value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required. We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis.

As of June 30, 2016 and December 31, 2015, investments in residential mortgage loans comprised 78.2% and 67.9%, respectively, of our mortgage portfolio. We purchase single family residential mortgage loans through the secondary market. Each mortgage loan opportunity is reviewed individually, considering both the value of the underlying property and the credit worthiness of the borrower. We utilize third party servicers to administer these loans. We currently anticipate evaluating and making additional residential mortgage loan investments assuming they meet our investment goals and criteria.

As of June 30, 2016, our average loan balance is $167,760 and the average loan-to-value is 62%. The largest loan currently held has a balance of $917,589. Our mortgage loans are spread across properties located in 24 states, with approximately 65.6% of our loans located in the states of Illinois, Texas, Florida, California, Kentucky, and Georgia. At June 30, 2016 and December 31, 2015, 8.9% and 7.1% of invested assets consisted of mortgage loans, respectively.

We are familiar with our mortgage loan markets and given our low loan-to-value ratios, we do not believe that there is a significant risk of loss on our mortgage loan portfolio. We have been successful in adding value to the total investment portfolio through mortgage loan originations and secondary market purchases due to the fact that yields realized from the mortgage loan portfolio are generally higher than yields realized from fixed income investments. Value has also been added because the mortgage loan portfolio has consistently performed well. As of June 30, 2016 and December 31, 2015, there were no non-performing loans, loans on nonaccrual status, loans in process of foreclosure, or restructured loans. As of June 30, 2016, we held one mortgage loan with a balance of $682,669 that is past due by more than 90 days. Subsequent to June 30, 2016, our mortgage loan servicer formally filed a notice of intent to foreclose on this property. Based on the most recent appraisal of this property, we expect to collect all principal and accrued interest on this loan in the event of foreclosure.

We own certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. As these payment streams are secured by the states themselves, a key function of our due diligence is the assessment of the states’ ability to meet these obligations. Additionally, each state generally withholds income tax from each payment for which we must file for reimbursement of such tax annually. We carry the state-guaranteed receivables at their amortized cost basis on the balance sheet. As of June 30, 2016, we held approximately $9,872,000 in state-guaranteed receivables, with the largest concentrations in the states of New York, Georgia and Massachusetts totaling approximately $3,504,000, $2,065,000 and $1,985,000, respectively. At June 30, 2016 and December 31, 2015, 2.0% of invested assets consisted of state-guaranteed receivables.

During the third quarter of 2015, with the assistance and under the active management of our external third party investment advisor, we began purchasing investments in convertible fixed maturity securities. Convertible securities feature an option allowing for a portion of the security to be converted into an equity position of the underlying issuer in exchange for a lower coupon rate. In accordance with FASB accounting guidance, this convertible feature must be bifurcated and reported separately on the balance sheet at fair value, with adjustments in fair value recognized in the income statement. Accordingly, the convertible options within our portfolio are reported as investments in convertible options on the balance sheet, and the mark-to-market adjustment associated with the changes in fair value of the convertible options are reported as gains (losses) on investments in convertible options as a component of net investment income. As of June 30, 2016 and December 31, 2015, the total fair value of our investments in convertible options was $874,911 and $957,405. For the quarter and six months ended June 30, 2016, we recognized a gain (loss) on our investments in convertible options of $38,044 and ($143,376), respectively, relative to the mark-to-market adjustment.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement. Management has assessed our position and as of June 30, 2016, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $10,683,117 for the second quarter of 2016 (a decrease of 8.6% compared to the second quarter of 2015) and $20,449,297 for the six months ended June 30, 2016 (a decrease of 11.3% compared to the corresponding period in 2015). This decrease is primarily due to lower direct and assumed premiums relative to the Puritan product offerings in comparison to the corresponding periods in 2015.

Net investment income was $5,544,138 for the second quarter of 2016 (an increase of 3.8% compared to the second quarter of 2015) and $10,999,805 for the six months ended June 30, 2016 (an increase of 4.1% compared to the corresponding period in 2015). The increases in investment income are primarily due to investment income earned on the make whole call of a bond in the first quarter of 2016, an increase in investment income earned on mortgage loans and state-guaranteed receivables associated with our increased investments in these areas. These increases were partially offset for the six month period by the loss recognized on our convertible options due to the mark-to-market adjustment, although the amount of the loss improved during the second quarter. We continue to seek high quality investments while considering alternative investments that can be used to enhance future investment income.

Net realized gains were $247,577 and $574,289 for the quarter and six months ended June 30, 2016, respectively, compared to $44,928 and $203,756 for the quarter and six months ended June 30, 2015, respectively. A significant portion of the realized gains recognized during the six months ended June 30, 2016 were principally attributable to gains realized on the strategic sale of certain bonds in order to reduce single issuer exposures. The remaining activity during the periods was in the normal course of business. We experienced no other-than-temporary impairments during the quarters or six months ended June 30, 2016 or 2015.

Other income was $379,312 for the second quarter of 2016 (a decrease of 3.9% compared to the second quarter of 2015) and $732,909 for the six months ended June 30, 2016 (a decrease of 1.6% compared to the corresponding period in 2015). These decreases are primarily due to the reduction in income generated by Investors Heritage Printing as it ceased ongoing operations at the end of 2015. The decreases have been partially offset by increases in our third party administrative fees for our life insurance company clients as their policy counts have increased.

Total benefits and expenses were $16,465,165 for the second quarter of 2016 (a decrease of 7.8% compared to the second quarter of 2015) and $32,052,320 for the six months ended June 30, 2016 (a decrease of 8.6% compared to the corresponding period in 2015). These decreases are primarily due to reduced death benefits due to more favorable mortality experience in comparison to the prior periods, a reduction in the increase in reserves due to the lower new premium volume previously discussed, and reduced general and administrative expenses.

After providing for federal income taxes, our net income was $291,734 with net income per share of $0.26 for the second quarter of 2016 compared to a net loss of $295,613 with a net loss per share of $0.26 for the second quarter of 2015. Our net income was $527,985 with net income per share of $0.47 for the six months ended June 30, 2016 compared to a net loss of $368,160 with a net loss per share of $0.33 for the six months ended June 30, 2015.

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

Preneed & Burial Products

Preneed and burial products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $13,098,661 for the second quarter of 2016 (an increase of 6.9% compared to the second quarter of 2015) and $25,855,841 for the six months ended June 30, 2016 (an increase of 6.0% compared to the corresponding period in 2015). These increases were predominantly due to stronger sales of our preneed products driven both by sales within existing relationships as well as new agent relationships coupled with increased investment income and realized gains in comparison to the prior period.

Pre-tax income from operations was $116,617 and $337,464 for the quarter and six months ended June 30, 2016, respectively, compared to a pre-tax loss of $653,019 and $899,867 for the quarter and six months ended June 30, 2015, respectively. The increases in pre-tax income were due primarily to the revenue increases discussed above, lower sales management expenses, and more favorable mortality experience in comparison to the prior period.

Traditional & Universal Life Products

Traditional and universal life products include traditional life and group life insurance products, certain annuities and universal life products. Revenues for this segment were $3,164,177 for the second quarter of 2016 (a decrease of 32.0% compared to the second quarter of 2015) and $5,960,570 for the six months ended June 30, 2016 (a decrease of 34.5% compared to the corresponding period in 2015). These decreases were primarily due to the reduction in direct and assumed premiums generated from the Puritan product offerings in comparison to the prior period.

Pre-tax income from operations was $168,796 and $379,967 for the quarter and six months ended June 30, 2016, respectively, compared to pre-tax income of $203,619 and $275,197 for the quarter and six months ended June 30, 2015, respectively. While new sales of the Puritan product offerings were significantly reduced, the increases in investment income and capital gains along with favorable mortality experience when compared to prior periods resulted in increased pre-tax income for the six month period.

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

Revenues for this segment were $353,115 for the second quarter of 2016 (an increase of 4.5% compared to the second quarter of 2015) and $680,322 for the six months ended June 30, 2016 (an increase of 6.3% compared to the corresponding period in 2015). Pre-tax income from operations was $62,719 and $125,156 for the quarter and six months ended June 30, 2016, respectively, compared to pre-tax income of $60,137 and $117,723 for the quarter and six months ended June 30, 2015, respectively. The increases in revenue and pre-tax income were due to the fact that our life insurance company clients have experienced increased policy counts which have resulted in an increase in our monthly fees.

Corporate & Other

Corporate and other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $238,191 for the second quarter of 2016 (an increase of 7.1% compared to the second quarter of 2015) and $259,567 for the six months ended June 30, 2016 (a decrease of 41.3% compared to the corresponding period in 2015). Pre-tax income (loss) from operations was $40,847 and ($138,607) for the quarter and six months ended June 30, 2016, respectively, compared to pre-tax income (loss) of ($4,888) and $16,067 for the quarter and six months ended June 30, 2015, respectively. Results for the quarter and six months ended June 30, 2016 were significantly impacted by the mark-to market adjustment on our investments in convertible options that increased investment income by $38,044 for the quarter and reduced investment income by $143,376 for the six month period.

While we continue to focus on expanding the operations of Investors Heritage Financial and At Need Funding, less than 1% of our consolidated revenues were generated by our non-life subsidiaries. During the six months ended June 30, 2016, Investors Heritage Capital received dividends of $60,000 from Investors Heritage Financial. Investors Heritage Capital received no dividends or distributions from its other subsidiaries. The potential exists for dividend payments and distributions over the remainder of 2016 as any needs arise.

Federal Income Taxes

The provision (benefit) for federal income taxes is based on our expected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; nondeductible travel and entertainment expenses; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Our estimated effective tax rate was 25.0% for the quarters and six months ended June 30, 2016 and 2015, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements as of June 30, 2016.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 12, 2016, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this report.

(b)	Not applicable.

(c)	The following table provides information about issuer repurchases of securities for the period covered by this report:

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares That May
	Number	Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs
April 1, 2016 - April 30, 2016	-	$-	-	-

May 1, 2016 - May 31, 2016	255	20.30	-	-

June 1, 2016 - June 30, 2016	10,671	20.30	-	-

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: August 12, 2016	President

BY: /s/Larry Johnson
Larry Johnson
DATE: August 12, 2016	Vice President - Chief Financial Officer