Form 10-Q
period 2016-09-30
Investors Heritage Capital Corp
filed 2016-11-10
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Number of outstanding shares as of November 10, 2016 - 1,106,619.033

CONTENTS

	PART I – FINANCIAL INFORMATION
		Page
ITEM 1.	Condensed Consolidated Financial Statements	4
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
ITEM 4.	Controls and Procedures	39

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	40
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
ITEM 3.	Defaults Upon Senior Securities	40
ITEM 4.	Mine Safety Disclosures	40
ITEM 5.	Other Information	40
ITEM 6.	Exhibits	40

SIGNATURES		41

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART 1 - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2016	2015
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $348,297,281 and $399,525,617)	$377,448,836	$409,146,807
Equity securities (cost: $7,691,597 and $7,452,666)	8,655,497	7,616,789
Mortgage loans on real estate	40,357,308	33,174,131
Policy loans	6,394,333	6,702,911
State-guaranteed receivables	10,297,408	7,692,959
Investments in convertible options	974,103	957,405
Other invested assets	2,043,888	2,379,451
Total investments	446,171,373	467,670,453
Cash and cash equivalents	47,911,628	3,619,663
Accrued investment income	4,055,195	5,149,612
Due premiums	2,851,302	2,946,218
Deferred acquisition costs	15,533,061	17,237,522
Value of business acquired	174,428	225,276
Leased property under capital leases	144,077	381,432
Property and equipment, net	864,012	909,151
Cash value of company-owned life insurance	13,575,925	13,191,773
Other assets	3,961,819	2,374,292
Amounts recoverable from reinsurers	99,466,431	56,332,692
Total assets	$634,709,251	$570,038,084

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$493,441,567	$493,369,378
Unearned premium reserves	8,054,486	8,119,385
Policy claims	2,545,195	2,584,088
Liability for deposit-type contracts	3,343,739	3,400,836
Reserves for dividends and endowments and other	397,235	388,193
Total policy liabilities	507,782,222	507,861,880
Deferred federal income tax liability	7,698,732	1,105,776
Obligations under capital leases	130,114	377,259
Notes payable	1,159,316	1,433,448
Accrued pension liability	5,766,698	6,075,376
Deferred revenue on reinsurance ceded	1,471,858	-
Other liabilities	46,384,000	3,933,343
Total liabilities	570,392,940	520,787,082

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,106,706 and 1,117,647)	1,106,706	1,117,647
Paid-in surplus	8,913,360	8,913,360
Accumulated other comprehensive income	14,152,916	757,161
Retained earnings	40,143,329	38,462,834
Total stockholders' equity	64,316,311	49,251,002
Total liabilities and stockholders' equity	$634,709,251	$570,038,084

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE
Premiums and other considerations	$13,836,244	$15,429,289	$39,545,191	$44,916,211
Premiums ceded	(2,935,363)	(3,304,682)	(8,195,013)	(9,738,262)
Net premiums	10,900,881	12,124,607	31,350,178	35,177,949

Investment income, net of expenses	5,330,853	5,238,037	16,330,658	15,800,897
Net realized gains (losses) on investments:
Total other-than-temporary impairment losses	(118,267)	-	(118,267)	-
Other net realized investment gains	1,046,183	600,980	1,620,472	804,736
Total net realized gains on investments	927,916	600,980	1,502,205	804,736
Other income	409,186	450,005	1,142,095	1,195,142
Total revenue	17,568,836	18,413,629	50,325,136	52,978,724

BENEFITS AND EXPENSES
Death and other benefits	10,363,008	10,584,316	32,324,120	33,529,784
Guaranteed annual endowments	91,569	93,254	304,657	316,142
Dividends to policyholders	73,603	74,180	230,792	262,741
Increase in benefit reserves and unearned premiums	1,652,885	2,858,998	3,550,345	6,236,723
Acquisition costs deferred	(1,256,830)	(1,477,478)	(3,621,389)	(4,498,621)
Amortization of deferred acquisition costs	1,497,933	1,683,094	4,410,013	5,232,649
Commissions	829,201	980,682	2,356,672	2,885,027
Other general and administrative expenses	2,658,821	2,581,103	8,407,300	8,469,679
Total benefits and expenses	15,910,190	17,378,149	47,962,510	52,434,124

INCOME BEFORE FEDERAL
INCOME TAXES	1,658,646	1,035,480	2,362,626	544,600

PROVISION (BENEFIT) FOR FEDERAL
INCOME TAXES
Current	347,532	209,683	544,151	329,473
Deferred	(287,264)	(265,256)	(307,888)	(507,766)
Total federal income taxes	60,268	(55,573)	236,263	(178,293)

NET INCOME	$1,598,378	$1,091,053	$2,126,363	$722,893

BASIC AND DILUTED NET INCOME
PER SHARE	$1.44	$0.98	$1.91	$0.64

DIVIDENDS PER SHARE	$-	$-	$0.21	$0.21

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

NET INCOME	$1,598,378	$1,091,053	$2,126,363	$722,893

OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period	1,565,397	(2,866,815)	21,823,115	(8,609,887)
Reclassification adjustment for gains included in income	(927,916)	(606,509)	(1,492,973)	(734,350)
Adjustment for effects of deferred acquisition costs	(87,465)	93,198	(586,423)	257,145
Net unrealized gains (losses) on investments	550,016	(3,380,126)	19,743,719	(9,087,092)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	184,293	190,559	552,880	571,675

Other comprehensive income (loss) before income taxes	734,309	(3,189,567)	20,296,599	(8,515,417)

Income tax expense (benefit)	249,666	(1,084,454)	6,900,844	(2,895,242)

OTHER COMPREHENSIVE INCOME (LOSS),
NET OF TAXES	484,643	(2,105,113)	13,395,755	(5,620,175)

COMPREHENSIVE INCOME (LOSS)	$2,083,021	$(1,014,060)	$15,522,118	$(4,897,282)

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income	Earnings	Equity

BALANCE, JANUARY 1, 2015	$1,123,980	$8,908,243	$12,704,319	$37,799,944	$60,536,486

Net income	-	-	-	722,893	722,893
Other comprehensive loss, net	-	-	(5,620,175)	-	(5,620,175)
Cash dividends	-	-	-	(236,035)	(236,035)
Repurchases of common stock, net	(6,094)	5,117	-	(132,892)	(133,869)
BALANCE, SEPTEMBER 30, 2015	$1,117,886	$8,913,360	$7,084,144	$38,153,910	$55,269,300

BALANCE, JANUARY 1, 2016	$1,117,647	$8,913,360	$757,161	$38,462,834	$49,251,002

Net income	-	-	-	2,126,363	2,126,363
Other comprehensive income, net	-	-	13,395,755	-	13,395,755
Cash dividends	-	-	-	(234,706)	(234,706)
Repurchases of common stock, net	(10,941)	-	-	(211,162)	(222,103)
BALANCE, SEPTEMBER 30, 2016	$1,106,706	$8,913,360	$14,152,916	$40,143,329	$64,316,311

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2016	2015

NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,916,385	$6,947,933

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(19,875,700)	(23,018,969)
Sales of available-for-sale securities	55,563,518	6,764,986
Maturities of available-for-sale securities	17,111,207	23,204,172
Acquisitions of mortgage loans on real estate	(17,126,902)	(10,312,856)
Payments of mortgage loans on real estate	9,875,929	7,199,727
Purchases of state-guaranteed receivables	(2,753,509)	-
Payments of state-guaranteed receivables	629,530	611,280
Purchases of convertible options	(62,185)	(739,809)
Sales and exchanges of convertible options	10,536	29,249
Net change in payable (receivable) for securities	20,541	-
Net reductions (additions) of other investments	644,141	505,625
Net additions to property and equipment	(40,459)	(247,611)

NET CASH PROVIDED BY INVESTING ACTIVITIES	43,996,647	3,995,794
FINANCING ACTIVITIES
Policyholder account deposits	3,428,616	3,336,586
Policyholder account withdrawals	(6,318,742)	(6,103,330)
Payments on notes payable	(2,065,106)	(3,030,476)
Proceeds from notes payable	1,790,974	2,331,660
Dividends paid	(234,706)	(236,035)
Repurchases of common stock, net	(222,103)	(133,869)

NET CASH USED IN FINANCING ACTIVITIES	(3,621,067)	(3,835,464)
INCREASE IN CASH AND CASH EQUIVALENTS	44,291,965	7,108,263
Cash and cash equivalents at beginning of period	3,619,663	1,870,867
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,911,628	$8,979,130

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2015, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management has evaluated all events subsequent to September 30, 2016 through the date that these financial statements have been issued.

NOTE 3 – New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance for the accounting for credit losses on financial instruments. A new model, referred to as the current expected credit losses model, requires an entity to determine credit-related impairment losses for financial instruments held at amortized cost and to estimate these expected credit losses over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical and current information, reasonable and supportable forecasts, as well as estimates of prepayments. The estimated credit losses, and subsequent adjustment to loss estimates, will be recorded through an allowance account which is deducted from the amortized cost of the financial instrument, with the offset recorded in current earnings. The guidance also modifies the impairment model for available-for-sale debt securities. The new model will require an estimate of expected credit losses only when the fair value is below the amortized cost of the asset, thus the length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer affect the determination of whether a credit loss exists. In addition, credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The updated guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. The Company is evaluating the impact of the adoption of this guidance on its financial position and results of operations.

In August 2016, the FASB issued new guidance that clarifies the classification of certain cash receipts and payments in the statement of cash flows under eight different scenarios including, but not limited to: (i) debt prepayment or debt extinguishment costs; (ii) proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies; (iii) distributions received from equity method investees; and (iv) separately identifiable cash flows and application of the predominance principle. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on our statement of cash flows.

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

NOTE 4 – Investments

Investments in available-for-sale securities are summarized as follows:

		Gross	Gross
September 30, 2016	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$22,095,238	$1,055,465	$347	$23,150,356
States and political subdivisions	35,440,349	6,363,950	-	41,804,299
Corporate	199,144,059	15,393,658	261,102	214,276,615
Foreign	50,649,606	3,599,268	5,092	54,243,782
Mortgage-backed securities (MBS):
Commercial MBS	6,750,974	516,795	-	7,267,769
Residential MBS	33,284,905	2,432,185	-	35,717,090
Corporate redeemable preferred stock	932,150	84,984	28,209	988,925
Total fixed maturity securities	348,297,281	29,446,305	294,750	377,448,836
Equity securities:
U.S. agencies	707,900	-	-	707,900
Mutual funds	318,284	29,858	-	348,142
Corporate common stock	6,665,413	1,286,221	352,179	7,599,455
Total equity securities	7,691,597	1,316,079	352,179	8,655,497
Total	$355,988,878	$30,762,384	$646,929	$386,104,333

		Gross	Gross
December 31, 2015	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U.S. government obligations	$23,373,714	$642,038	$-	$24,015,752
States and political subdivisions	36,830,198	4,511,826	136,585	41,205,439
Corporate	229,425,035	10,338,999	4,587,896	235,176,138
Foreign	65,010,084	1,731,076	4,682,638	62,058,522
Asset-backed securities	143,552	457	-	144,009
Mortgage-backed securities (MBS):
Commercial MBS	6,830,520	148,314	15,592	6,963,242
Residential MBS	37,200,599	1,776,233	62,255	38,914,577
Corporate redeemable preferred stock	711,915	-	42,787	669,128
Total fixed maturity securities	399,525,617	19,148,943	9,527,753	409,146,807
Equity securities:
U.S. agencies	707,900	-	-	707,900
Mutual funds	318,284	-	14,253	304,031
Corporate common stock	6,426,482	702,497	524,121	6,604,858
Total equity securities	7,452,666	702,497	538,374	7,616,789
Total	$406,978,283	$19,851,440	$10,066,127	$416,763,596

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	September 30, 2016			December 31, 2015
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$253,233	$347	1	$-	$-	-
States and political subdivisions	-	-	-	1,613,415	136,585	2
Corporate	2,792,199	8,936	2	55,039,213	3,873,158	52
Foreign	389,000	5,092	1	24,154,510	1,418,143	20
Commercial MBS	-	-	-	1,447,694	15,592	2
Residential MBS	-	-	-	3,320,890	62,255	2
Corporate redeemable preferred stock	17,248	733	1	669,128	42,787	2
Greater than 12 months:
Corporate	4,941,783	252,166	3	5,533,581	714,738	4
Foreign	-	-	-	6,007,156	3,264,495	4
Corporate redeemable preferred stock	202,605	27,476	1	-	-	-
Total fixed maturities	8,596,068	294,750	9	97,785,587	9,527,753	88

Equities:
Less than 12 months:
Mutual funds	-	-	-	304,031	14,253	1
Corporate common stock	1,514,608	176,954	9	2,449,672	473,551	15
Greater than 12 months:
Corporate common stock	726,041	175,225	8	183,960	50,570	3
Total equities	2,240,649	352,179	17	2,937,663	538,374	19

Total	$10,836,717	$646,929	26	$100,723,250	$10,066,127	107

At September 30, 2016, 100% of the fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80% and 96.3% of the equity securities portfolio had a fair value to cost ratio of greater than 80%. At December 31, 2015, 97.4% of the fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80%, and 93.4% of the equity securities portfolio had a fair value to cost ratio of greater than 80%. At September 30, 2016 and December 31, 2015, 0% and 54.5%, respectively, of the total gross unrealized losses shown above were comprised of fixed maturity securities in the basic industrial sector while 21.6% and 22.6%, respectively, of the gross unrealized losses were comprised of fixed maturity securities in the energy sector.  The majority of these unrealized losses were attributable to credit spread widening across the energy sector and metals/mining subsectors associated with sharp declines in commodity prices during 2015.  Energy-related companies have been negatively impacted by the rapid decline in oil prices, which has pressured revenues and margins.  The metal/mining sub-sector companies are experiencing lower demand for coal, copper, iron ore and other minerals due to the economic slowdown in China in addition to sluggish demand in the United States and Europe and tightening environmental regulation. While the market values of these securities remain below book value, the market values have rebounded significantly as of September 30, 2016.

At September 30, 2016 and December 31, 2015, the unrealized losses associated with our equity securities were primarily attributable to unrealized losses on real estate sector stocks.  The unrealized losses are primarily due to equity market conditions rather than credit concerns associated with the positions.

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

During the quarter ended September 30, 2016, the Company recognized an other-than-temporary impairment on one real estate common stock totaling $118,267. While the Company continues to hold this security, there was no evidence to suggest that the security would recover in the near-term based on the financial outlook for the stock, the significance of the reduction in market value and the length of time that the stock has traded below its book value. The Company experienced no additional other-than-temporary impairments during the quarters or nine months ended September 30, 2016 or 2015.

Management believes that the Company will fully recover its cost basis in the securities held at September 30, 2016, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate and economic environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized.

	September 30,	December 31,
	2016	2015
Net unrealized appreciation on available-for sale securities	$30,115,455	$9,785,313
Adjustment to deferred acquisition costs	(835,824)	(249,401)
Deferred income taxes	(9,955,075)	(3,242,210)
Net unrealized appreciation on available-for sale securities	$19,324,556	$6,293,702

The amortized cost and fair value of fixed maturity securities at September 30, 2016, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$14,712,695	$14,994,152
Due after one year through five years	94,722,166	102,418,614
Due after five years through ten years	135,505,787	144,857,593
Due after ten years	42,633,992	50,627,149
Due at multiple maturity dates	59,790,491	63,562,403
Corporate redeemable preferred stock	932,150	988,925
Total	$348,297,281	$377,448,836

Proceeds from sales and maturities of investments in available-for-sale securities, as well as gross gains and gross losses realized, are presented below.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sales and maturities	$45,275,073	$13,603,538	$72,674,725	$29,969,158
Gross realized gains	1,772,703	606,915	2,345,537	857,095
Gross realized losses	(844,787)	(406)	(852,564)	(122,745)

The table below shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities in addition to realized investment gains on mortgage loans.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Change in net unrealized investment gains (losses):
Securities available-for-sale:
Fixed maturities	$680,196	$(2,751,428)	$19,530,365	$(8,248,903)
Equity securities	(42,715)	(721,896)	799,777	(1,095,334)
Net realized investment gains (losses):
Securities available-for-sale:
Fixed maturities	$880,055	$-	$1,445,112	$90,859
Equity securities	47,861	606,509	47,861	643,491
Mortgage loans on real estate	-	-	-	75,915
Investments in convertible options	-	(5,529)	9,232	(5,529)

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At September 30, 2016 and December 31, 2015, these required deposits had a total fair value of $23,253,142 and $22,899,132, respectively.

The Company also engages in commercial and residential mortgage lending. As of September 30, 2016, investments in commercial and residential properties comprised 23.2% and 76.8%, respectively, of the Company’s mortgage portfolio. At December 31, 2015, investments in commercial and residential properties comprised 32.1% and 67.9%, respectively, of the Company’s mortgage portfolio.

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

As of September 30, 2016 and December 31, 2015, there were no non-performing loans, loans on nonaccrual status, loans in process of foreclosure, or restructured loans. As of September 30, 2016, the Company held two mortgage loans totaling $686,655 that were past due by more than 90 days. The Company previously held one additional loan where the Company’s mortgage loan servicer formally filed a notice of intent to foreclose on the property. During the third quarter of 2016, all principal and interest was paid in full on this loan prior to foreclosure. The Company had no mortgage loans past due by more than 90 days as of December 31, 2015. The Company experienced no mortgage loan defaults during the quarters or nine months ended September 30, 2016 and 2015.

The Company’s investments in mortgage loans, by state, are as follows:

	September 30,	December 31,
	2016	2015
Texas	$5,613,143	$5,694,612
Florida	5,404,717	3,906,034
Illinois	4,936,961	6,046,408
Georgia	3,372,057	2,671,788
California	3,020,218	3,366,434
Missouri	2,738,436	1,342,845
Kentucky	2,451,081	3,241,793
Ohio	2,434,104	1,692,354
Arizona	2,168,241	774,060
Colorado	1,375,508	222,364
New Jersey	1,199,938	247,723
Tennessee	1,074,622	895,607
Indiana	897,984	759,139
North Carolina	699,495	353,275
Oregon	489,172	-
Nevada	481,073	373,359
Virginia	403,002	-
Pennsylvania	356,582	370,323
Utah	345,011	77,939
West Virginia	235,751	412,250
South Carolina	203,698	225,881
Massachusetts	174,940	205,469
Idaho	146,921	159,073
Kansas	134,653	135,401
Total	$40,357,308	$33,174,131

The Company owns certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. The state-guaranteed receivables are carried at their amortized cost basis on the balance sheet. At September 30, 2016, the amortized cost and estimated fair value of state-guaranteed receivables, by contractual maturity, are summarized as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$983,246	$996,050
Due after one year through five years	3,501,954	3,869,310
Due after five years through ten years	3,761,316	4,766,741
Due after ten years	2,050,892	3,451,501
Total	$10,297,408	$13,083,602

The amortized cost of state-guaranteed receivables, by state, is summarized as follows:

	September 30,	December 31,
	2016	2015
New York	$3,483,723	$3,496,115
Massachusetts	2,407,968	1,991,601
Georgia	2,052,018	1,432,022
Washington	693,716	-
Indiana	462,637	-
Ohio	433,262	54,171
Pennsylvania	338,291	294,968
Texas	257,031	243,939
California	168,762	180,143
Total	$10,297,408	$7,692,959

During the third quarter of 2015, the Company began purchasing investments in convertible fixed maturity securities. Convertible securities feature an option allowing for a portion of the security to be converted into an equity position of the underlying issuer in exchange for a lower coupon rate. In accordance with FASB accounting guidance, this convertible feature must be bifurcated and reported separately on the balance sheet at fair value, with adjustments in fair value recognized in the income statement. Accordingly, the convertible options within our portfolio are reported as investments in convertible options on the balance sheet, and the mark-to-market adjustment associated with the changes in fair value of the convertible options are reported as gains (losses) on investments in convertible options as a component of net investment income. As of September 30, 2016 and December 31, 2015, the total fair value of our investments in convertible options was $974,103 and $957,405, respectively. For the quarter and nine months ended September 30, 2016, we recognized a gain (loss) on our investments in convertible options of $99,192 and ($44,184), respectively, relative to the mark-to-market adjustment. For the quarter and nine months ended September 30, 2015, we recognized a loss on our investments in convertible options of $41,082 relative to the mark-to-market adjustment.

Major categories of net investment income are summarized as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fixed maturities	$4,410,484	$4,517,133	$13,951,373	$13,713,883
Equity securities	88,563	55,400	220,213	192,180
Mortgage loans on real estate	642,705	545,945	1,966,079	1,730,040
Policy loans	121,616	126,798	365,071	368,784
State-guaranteed receivables	172,946	134,770	480,469	413,045
Gain (loss) on investments in convertible options	99,192	(41,082)	(44,184)	(41,082)
Other	53,360	47,741	165,674	168,772
Gross investment income	5,588,866	5,386,705	17,104,695	16,545,622
Investment expenses	258,013	148,668	774,037	744,725
Net investment income	$5,330,853	$5,238,037	$16,330,658	$15,800,897

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

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$23,150,356	$-	$23,150,356
States and political subdivisions	-	41,804,299	-	41,804,299
Corporate	-	214,276,615	-	214,276,615
Foreign	-	54,243,782	-	54,243,782
Mortgage-backed securities:
Commercial MBS	-	7,267,769	-	7,267,769
Residential MBS	-	35,717,090	-	35,717,090
Corporate redeemable preferred stock	-	988,925	-	988,925
Total fixed maturities	$-	$377,448,836	$-	$377,448,836

Equity securities:
U.S. agencies	$707,900	$-	$-	$707,900
Mutual funds	348,142	-	-	348,142
Corporate common stock	7,151,455	-	448,000	7,599,455
Total equity securities	$8,207,497	$-	$448,000	$8,655,497

Investments in convertible options	$-	$974,103	$-	$974,103

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$24,015,752	$-	$24,015,752
States and political subdivisions	-	41,205,439	-	41,205,439
Corporate	-	235,176,138	-	235,176,138
Foreign	-	62,058,522	-	62,058,522
Asset-backed securities	-	144,009	-	144,009
Mortgage-backed securities:
Commercial MBS	-	6,963,242	-	6,963,242
Residential MBS	-	38,914,577	-	38,914,577
Corporate redeemable preferred stock	-	669,128	-	669,128
Total fixed maturities	$-	$409,146,807	$-	$409,146,807

Equity securities:
U.S. agencies	$707,900	$-	$-	$707,900
Mutual funds	304,031	-	-	304,031
Corporate common stock	6,252,858	-	352,000	6,604,858
Total equity securities	$7,264,789	$-	$352,000	$7,616,789

Investments in convertible options	$-	$957,405	$-	$957,405

The following table provides a summary of changes in fair value of our Level 3 financial instruments reported at fair value.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Corporate common stock:
Beginning balance	$448,000	$352,000	$352,000	$384,000
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Purchases	-	-	-	-
Sales	-	-	-	-
Total gains or losses:
Included in earnings	-	-	-	-
Included in other comprehensive income	-	-	96,000	(32,000)
Ending balance	$448,000	$352,000	$448,000	$352,000

The Company experienced no transfers between Level 1 and Level 2 during the quarters or nine months ended September 30, 2016 or 2015. The Company experienced no transfers between Level 2 and Level 3 during the quarters or nine months ended September 30, 2016 or 2015. Transfers in and/or out of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

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

	September 30, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$9,374,448	$9,628,342	$-	$-	$9,628,342
Residential	30,982,860	33,484,069	-	-	33,484,069
Policy loans	6,394,333	6,394,333	-	-	6,394,333
State-guaranteed receivables	10,297,408	13,083,602	-	13,083,602	-
Other invested assets	2,043,888	2,043,888	-	-	2,043,888
Cash and cash equivalents	47,911,628	47,911,628	47,911,628	-	-
Accrued investment income	4,055,195	4,055,195	-	-	4,055,195
Cash value of company-owned life insurance	13,575,925	13,575,925	-	-	13,575,925

Liabilities:
Policyholder deposits (Investment-type contracts)	52,182,540	51,872,237	-	-	51,872,237
Policy claims	2,545,195	2,545,195	-	-	2,545,195
Obligations under capital leases	130,114	130,114	-	-	130,114
Notes payable	1,159,316	1,159,316	-	-	1,159,316

	December 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$10,655,107	$11,080,145	$-	$-	$11,080,145
Residential	22,519,024	24,679,435	-	-	24,679,435
Policy loans	6,702,911	6,702,911	-	-	6,702,911
State-guaranteed receivables	7,692,959	9,094,934	-	9,094,934	-
Other invested assets	2,379,451	2,379,451	-	-	2,379,451
Cash and cash equivalents	3,619,663	3,619,663	3,619,663	-	-
Accrued investment income	5,149,612	5,149,612	-	-	5,149,612
Cash value of company-owned life insurance	13,191,773	13,191,773	-	-	13,191,773

Liabilities:
Policyholder deposits (Investment-type contracts)	52,694,746	53,880,242	-	-	53,880,242
Policy claims	2,584,088	2,584,088	-	-	2,584,088
Obligations under capital leases	377,259	377,259	-	-	377,259
Notes payable	1,433,448	1,433,448	-	-	1,433,448

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

NOTE 6 - Earnings per Share

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended September 30, 2016 and 2015 were 1,106,710 and 1,117,605, respectively. The weighted average number of shares outstanding for the nine months ended September 30, 2016 and 2015 were 1,113,337 and 1,121,130, respectively.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue:
Preneed and burial products	$14,280,983	$13,064,662	$40,136,824	$37,451,666
Traditional and universal life products	2,641,376	4,763,360	8,601,946	13,859,163
Administrative and financial services	364,967	397,378	1,045,289	1,037,432
Corporate and other	281,510	188,229	541,077	630,463
Total revenue	$17,568,836	$18,413,629	$50,325,136	$52,978,724

Pre-tax income (loss) from operations:
Preneed and burial products	$1,189,337	$590,199	$1,526,801	$(309,668)
Traditional and universal life products	184,732	364,982	564,699	640,179
Administrative and financial services	142,640	83,689	267,796	201,412
Corporate and other	141,937	(3,390)	3,330	12,677
Total pre-tax income (loss)	$1,658,646	$1,035,480	$2,362,626	$544,600

NOTE 8 – Federal Income Taxes

The provision for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; nondeductible travel and entertainment expenses; the taxable initial ceding commission received on the reinsurance of a block of existing business; and non-taxable effects of company-owned life insurance premiums, cash value growth, and death benefit proceeds.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2013 through 2015 U.S. federal tax years remain subject to income tax examination by tax authorities. We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company will be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. However, should such a circumstance arise, it is our policy to classify any interest and penalties (if applicable) as income tax expense in the consolidated financial statements.

NOTE 9 – Other Comprehensive Income (Loss)

The following tables present the pretax components of the Company’s other comprehensive income (loss), and the related income tax expense (benefit) for each component.

	Quarter Ended September 30, 2016
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$1,565,397	$532,235	$1,033,162
Reclassification adjustment for gains included in income	(927,916)	(315,492)	(612,424)
Adjustment for effect of deferred acquisition costs	(87,465)	(29,737)	(57,728)
Net unrealized gains on investments	550,016	187,006	363,010
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	184,293	62,660	121,633

Total other comprehensive income	$734,309	$249,666	$484,643

	Quarter Ended September 30, 2015
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during period	$(2,866,815)	$(1,106,939)	$(1,759,876)
Reclassification adjustment for gains included in income	(606,509)	(73,993)	(532,516)
Adjustment for effect of deferred acquisition costs	93,198	31,688	61,510
Net unrealized losses on investments	(3,380,126)	(1,149,244)	(2,230,882)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	190,559	64,790	125,769

Total other comprehensive loss	$(3,189,567)	$(1,084,454)	$(2,105,113)

	Nine Months Ended September 30, 2016
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$21,823,115	$7,419,859	$14,403,256
Reclassification adjustment for gains included in income	(1,492,973)	(507,611)	(985,362)
Adjustment for effect of deferred acquisition costs	(586,423)	(199,383)	(387,040)
Net unrealized gains on investments	19,743,719	6,712,865	13,030,854
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	552,880	187,979	364,901

Total other comprehensive income	$20,296,599	$6,900,844	$13,395,755

	Nine Months Ended September 30, 2015
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during period	$(8,609,887)	$(3,068,836)	$(5,541,051)
Reclassification adjustment for gains included in income	(734,350)	(108,206)	(626,144)
Adjustment for effect of deferred acquisition costs	257,145	87,430	169,715
Net unrealized losses on investments	(9,087,092)	(3,089,612)	(5,997,480)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	571,675	194,370	377,305

Total other comprehensive loss	$(8,515,417)	$(2,895,242)	$(5,620,175)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The change in the components of the Company’s accumulated other comprehensive income, net of tax, are as follows:

	Unrealized Gains	Defined	Accumulated
	(Losses) on	Benefit	Other
	Available-For-Sale	Pension	Comprehensive
	Securities	Plan	Income
For the nine months ended September 30, 2016:
Beginning balance	$6,293,702	$(5,536,541)	$757,161
Other comprehensive income before reclassifications	14,016,216	-	14,016,216
Amounts reclassified from accumulated other comprehensive income	(985,362)	364,901	(620,461)
Net current period other comprehensive income	13,030,854	364,901	13,395,755
Ending balance	$19,324,556	$(5,171,640)	$14,152,916

For the nine months ended September 30, 2015:
Beginning balance	$17,743,407	$(5,039,088)	$12,704,319
Other comprehensive loss before reclassifications	(5,371,336)	-	(5,371,336)
Amounts reclassified from accumulated other comprehensive income	(626,144)	377,305	(248,839)
Net current period other comprehensive income (loss)	(5,997,480)	377,305	(5,620,175)
Ending balance	$11,745,927	$(4,661,783)	$7,084,144

The following table presents the pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of income.

	Quarter Ended September 30,		Nine Months Ended September 30,
Reclassification Adjustments	2016	2015	2016	2015
Unrealized gains on available-for-sale securities:
Realized gains on sale of securities (a)	$927,916	$606,509	$1,492,973	$734,350
Income tax expense (c)	(315,492)	(73,993)	(507,611)	(108,206)
Net of tax	612,424	532,516	985,362	626,144

Defined benefit pension plan:
Amortization of actuarial net loss (b)	(184,293)	(190,559)	(552,880)	(571,675)
Income tax benefit (c)	62,660	64,790	187,979	194,370
Net of tax	(121,633)	(125,769)	(364,901)	(377,305)

Total reclassifications for the period	$490,791	$406,747	$620,461	$248,839

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

NOTE 10 – Employee Benefit Plans

Investors Heritage Capital Corporation sponsors a noncontributory defined benefit pension plan, which was frozen in 2012 with respect to new benefit accruals. Participants in the plan at the time it was frozen may still continue to earn vesting credit towards their pension plan benefit. The following table provides the components of our net periodic benefit cost:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Service cost	$-	$-	$-	$-
Interest cost	247,609	222,565	742,829	667,697
Expected return on plan assets	(275,502)	(293,069)	(826,507)	(879,208)
Recognized actuarial net loss	184,293	190,559	552,880	571,675
Net periodic pension cost	$156,400	$120,055	$469,202	$360,164

We previously disclosed in our financial statements for the year ended December 31, 2015 that the Company expected to contribute $300,000 to our defined benefit pension plan during 2016. During the third quarter 2016, the Company completed its required funding calculation for 2016 and determined that the annual contribution for 2016 should be increased to $331,987. As of September 30, 2016, the Company had contributed $225,000 to the plan.

NOTE 11 – Reinsurance

Effective September 30, 2016, the Company entered into a 100% coinsurance agreement with Southland National Insurance Corporation (“SNIC”) whereby the Company reinsured an existing block of deferred fixed annuities to SNIC. The total liabilities reinsured as of September 30, 2016 were $44,023,892 and deferred acquisition costs associated with this block were $329,414. The Company transferred cash to SNIC under the agreement totaling $41,921,155. In order to generate cash, the Company sold fixed maturity securities generating pre-tax net realized capital gains totaling $880,055. As of September 30, 2016, the cash to be transferred to SNIC was recorded on the financial statements as a reinsurance payable within other liabilities until it was transferred to SNIC on October 4, 2016.

In accordance with GAAP guidance, the initial ceding commission received by the Company on this transaction was deferred and will be recognized into income over the expected life of the reinsurance contract, which is 20 years. The initial ceding commission, net of tax, was $1,471,858 and is presented separately on the balance sheet as deferred revenue on reinsurance ceded.

Under the terms of the reinsurance agreement, the Company will continue to administer this business and will be paid administrative fees by SNIC. SNIC will also maintain a trust account further securing the statutory liabilities ceded by the Company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Investors Heritage Capital Corporation is incorporated under the laws of the Commonwealth of Kentucky and wholly owns Investors Heritage Life Insurance Company, a life insurance company also incorporated under the laws of the Commonwealth of Kentucky. Investors Heritage Capital also wholly owns Investors Heritage Financial Services Group, Inc., a Kentucky insurance marketing company; Investors Heritage Printing, Inc., a Kentucky printing company that previously provided printing to Investors Heritage Life and other unaffiliated parties but which is currently dormant; is the sole member of At Need Funding, LLC, a Kentucky limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies; and is the sole member of Heritage Funding, LLC, a limited liability company that was formed to invest in various business ventures but is currently dormant.

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

Effective September 30, 2016, we entered into a 100% coinsurance agreement with Southland National Insurance Corporation (“SNIC”) whereby we reinsured an existing block of deferred fixed annuities to SNIC. The total liabilities reinsured as of September 30, 2016 were approximately $44,024,000 and deferred acquisition costs associated with this block were approximately $329,000. We transferred cash to SNIC under the agreement totaling approximately $41,921,000. In order to generate cash, we sold fixed maturity securities generating pre-tax net realized capital gains totaling approximately $880,000. As of September 30, 2016, the cash to be transferred to SNIC was recorded on the financial statements as a reinsurance payable within other liabilities until it was transferred to SNIC on October 4, 2016.

In accordance with GAAP guidance, the initial ceding commission received on this transaction was deferred and will be recognized into income over the expected life of the reinsurance contract, which is 20 years. The initial ceding commission, net of tax, was $1,471,858 and is presented separately on the balance sheet as deferred revenue on reinsurance ceded.

Under the terms of the reinsurance agreement, we will continue to administer this business and will be paid administrative fees by SNIC. SNIC will also maintain a trust account further securing the statutory liabilities ceded.

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

We previously disclosed in our financial statements for the year ended December 31, 2015 that we expected to contribute $300,000 to our defined benefit pension plan during 2016. During the third quarter 2016, we completed the required funding calculation for 2016 and determined that the annual contribution for 2016 should be increased to $331,987. As of September 30, 2016, we had contributed $225,000 to the plan.

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance for the accounting for credit losses on financial instruments. A new model, referred to as the current expected credit losses model, requires an entity to determine credit-related impairment losses for financial instruments held at amortized cost and to estimate these expected credit losses over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical and current information, reasonable and supportable forecasts, as well as estimates of prepayments. The estimated credit losses, and subsequent adjustment to loss estimates, will be recorded through an allowance account which is deducted from the amortized cost of the financial instrument, with the offset recorded in current earnings. The guidance also modifies the impairment model for available-for-sale debt securities. The new model will require an estimate of expected credit losses only when the fair value is below the amortized cost of the asset, thus the length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer affect the determination of whether a credit loss exists. In addition, credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The updated guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are evaluating the impact of the adoption of this guidance on the Company’s financial position and results of operations.

In August 2016, the FASB issued new guidance that clarifies the classification of certain cash receipts and payments in the statement of cash flows under eight different scenarios including, but not limited to: (i) debt prepayment or debt extinguishment costs; (ii) proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies; (iii) distributions received from equity method investees; and (iv) separately identifiable cash flows and application of the predominance principle. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our statement of cash flows.

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

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

We maintain a sound, conservative investment strategy. At September 30, 2016, 84.6% of our total invested assets consisted of fixed income securities, compared to 87.5% at December 31, 2015. At September 30, 2016 and December 31, 2015, our fixed income investments were 98.4% and 97.5% investment grade, respectively, as rated by Standard & Poor’s. The Standard & Poor’s average quality rating of our fixed income portfolio holdings as of September 30, 2016 and December 31, 2015 was A.

During the quarter ended September 30, 2016, we recognized an other-than-temporary impairment on one real estate common stock totaling $118,267. While we continue to hold this security, there was no evidence to suggest that the security would recover in the near-term based on the financial outlook for the stock, the significance of the reduction in market value and the length of time that the stock has traded below its book value. We experienced no additional other-than-temporary impairments during the quarters or nine months ended September 30, 2016 or 2015. Additionally, none of our fixed income assets are in default and there has been no material change in the distribution of our fixed income portfolio.

At September 30, 2016, 100% of our fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80% and 96.3% of our equity securities portfolio had a fair value to cost ratio of greater than 80%. At December 31, 2015, 97.4% of our fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80%, and 93.4% of our equity securities portfolio had a fair value to cost ratio of greater than 80%. At September 30, 2016 and December 31, 2015, 0% and 54.5%, respectively, of the total gross unrealized losses in our fixed maturities and equities portfolio were comprised of fixed maturity securities in the basic industrial sector while 21.6% and 22.6%, respectively, of the gross unrealized losses were comprised of fixed maturity securities in the energy sector.  The majority of these unrealized losses were attributable to credit spread widening across the energy sector and metals/mining subsectors associated with sharp declines in commodity prices during 2015.  Energy-related companies have been negatively impacted by the rapid decline in oil prices, which has pressured revenues and margins.  The metal/mining sub-sector companies are experiencing lower demand for coal, copper, iron ore and other minerals due to the economic slowdown in China in addition to sluggish demand in the United States and Europe and tightening environmental regulation. While the market values of these securities remain below book value, the market values have rebounded significantly as of September 30, 2016.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments. As of September 30, 2016, we have no investments with any level of direct subprime exposure. Additionally, we have no Alt-A bond exposure within our current holdings.

We have an investment advisory agreement with an independent third-party investment advisor to purchase common and preferred stocks in stable areas within the real estate sector. The investment advisor has a history of strong performance within these markets. The majority of these funds have been invested in a diversified assortment of regularly traded, exchange listed common stocks. As of September 30, 2016, the largest individual stock position within this group had a fair value of approximately $414,000. We believe the unrealized losses in our common stock portfolio are temporary in nature given the credit quality of the issuers. We believe that these investments will generate positive future results by providing a slightly increased and fully managed exposure to equity markets.

Additionally, we engage in commercial and residential mortgage lending. As of September 30, 2016 and December 31, 2015, investments in commercial properties comprised 23.2% and 32.1%, respectively, of our mortgage portfolio. Our commercial and residential apartment building mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers. Loan-to-value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required. We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis.

As of September 30, 2016 and December 31, 2015, investments in residential mortgage loans comprised 76.8% and 67.9%, respectively, of our mortgage portfolio. We purchase single family residential mortgage loans through the secondary market. Each mortgage loan opportunity is reviewed individually, considering both the value of the underlying property and the credit worthiness of the borrower. We utilize third party servicers to administer these loans. We currently anticipate evaluating and making additional residential mortgage loan investments assuming they meet our investment goals and criteria.

As of September 30, 2016, our average loan balance is $163,390 and the average loan-to-value is 61%. The largest loan currently held has a balance of $911,917. Our mortgage loans are spread across properties located in 24 states, with approximately 61.4% of our loans located in the states of Illinois, Texas, Florida, California, Kentucky, and Georgia. At September 30, 2016 and December 31, 2015, 9.0% and 7.1% of invested assets consisted of mortgage loans, respectively.

We are familiar with our mortgage loan markets and given our low loan-to-value ratios, we do not believe that there is a significant risk of loss on our mortgage loan portfolio. We have been successful in adding value to the total investment portfolio through mortgage loan originations and secondary market purchases due to the fact that yields realized from the mortgage loan portfolio are generally higher than yields realized from fixed income investments. Value has also been added because the mortgage loan portfolio has consistently performed well. As of September 30, 2016 and December 31, 2015, there were no non-performing loans, loans on nonaccrual status, loans in process of foreclosure, or restructured loans. As of September 30, 2016, we held two mortgage loans totaling $686,655 that were past due by more than 90 days. We previously held one additional loan where the Company’s mortgage loan servicer formally filed a notice of intent to foreclose on the property. During the third quarter of 2016, all principal and interest was paid in full on this loan prior to foreclosure. The Company had no mortgage loans past due by more than 90 days as of December 31, 2015. The Company experienced no mortgage loan defaults during the quarters or nine months ended September 30, 2016 and 2015.

We own certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. As these payment streams are secured by the states themselves, a key function of our due diligence is the assessment of the states’ ability to meet these obligations. Additionally, each state generally withholds income tax from each payment for which we must file for reimbursement of such tax annually where allowable by law. We carry the state-guaranteed receivables at their amortized cost basis on the balance sheet. As of September 30, 2016, we held approximately $10,297,000 in state-guaranteed receivables, with the largest concentrations in the states of New York, Massachusetts and Georgia totaling approximately $3,484,000, $2,408,000 and $2,052,000, respectively. At September 30, 2016 and December 31, 2015, 2.3% and 1.6% of invested assets consisted of state-guaranteed receivables, respectively.

During the third quarter of 2015, with the assistance and under the active management of our external third party investment advisor, we began purchasing investments in convertible fixed maturity securities. Convertible securities feature an option allowing for a portion of the security to be converted into an equity position of the underlying issuer in exchange for a lower coupon rate. In accordance with FASB accounting guidance, this convertible feature must be bifurcated and reported separately on the balance sheet at fair value, with adjustments in fair value recognized in the income statement. Accordingly, the convertible options within our portfolio are reported as investments in convertible options on the balance sheet, and the mark-to-market adjustment associated with the changes in fair value of the convertible options are reported as gains (losses) on investments in convertible options as a component of net investment income. As of September 30, 2016 and December 31, 2015, the total fair value of our investments in convertible options was $974,103 and $957,405. For the quarter and nine months ended September 30, 2016, we recognized a gain (loss) on our investments in convertible options of $99,192 and ($44,184), respectively, relative to the mark-to-market adjustment. For the quarter and nine months ended September 30, 2015, we recognized a loss on our investments in convertible options of $41,082 relative to the mark-to-market adjustment.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement. Management has assessed our position and as of September 30, 2016, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $10,900,881 for the third quarter of 2016 (a decrease of 10.1% compared to the third quarter of 2015) and $31,350,178 for the nine months ended September 30, 2016 (a decrease of 10.9% compared to the corresponding period in 2015). This decrease is primarily due to lower direct and assumed premiums relative to the Puritan product offerings in comparison to the corresponding periods in 2015.

Net investment income was $5,330,853 for the third quarter of 2016 (an increase of 1.8% compared to the third quarter of 2015) and $16,330,658 for the nine months ended September 30, 2016 (an increase of 3.4% compared to the corresponding period in 2015). The increases in investment income are primarily due to investment income earned on the make whole call of a bond in the first quarter of 2016, an increase in investment income earned on mortgage loans and state-guaranteed receivables associated with our increased investments in these areas. These increases were partially offset for the nine month period by the loss recognized on our convertible options due to the mark-to-market adjustment, although the amount of the loss improved during the third quarter. We continue to seek high quality investments while considering alternative investments that can be used to enhance future investment income.

Net realized gains were $927,916 and $1,502,205 for the quarter and nine months ended September 30, 2016, respectively, compared to $600,980 and $804,736 for the quarter and nine months ended September 30, 2015, respectively. The realized gains recognized on fixed maturities during the quarter and nine months ended September 30, 2016 were attributable to gains realized on the strategic sale of certain bonds in order to fund the SNIC reinsurance agreement as well as gains taken earlier in 2016 to reduce single issuer exposures. The realized gains recognized on equity securities in the quarters and nine months ended September 30, 2016 and 2015 were primarily attributable to real estate common stock capital gains taken. Additionally, we recognized one other-than-temporary impairment on a real estate common stock totaling $118,267 during the quarter and nine months ended September 30, 2016. We experienced no other-than-temporary impairments during the quarters or nine months ended September 30, 2015.

Other income was $409,186 for the third quarter of 2016 (a decrease of 9.1% compared to the third quarter of 2015) and $1,142,095 for the nine months ended September 30, 2016 (a decrease of 4.4% compared to the corresponding period in 2015). These decreases are primarily due to the loss of two smaller TPA clients during the fourth quarter of 2015, additional TPA fees generated in 2015 relative to acquisition conversion work for one of our clients, and a reduction in income generated by Investors Heritage Printing as it ceased ongoing operations at the end of 2015. The decreases have been partially offset by increases in our third party administrative fees for our life insurance company clients as their policy counts have increased.

Total benefits and expenses were $15,910,190 for the third quarter of 2016 (a decrease of 8.4% compared to the third quarter of 2015) and $47,962,510 for the nine months ended September 30, 2016 (a decrease of 8.5% compared to the corresponding period in 2015). These decreases are primarily due to reduced death benefits due to more favorable mortality experience in comparison to the prior periods in addition to a reduction in the increase in reserves and commissions due to the lower new premium volume previously discussed.

After providing for federal income taxes, our net income was $1,598,378 with net income per share of $1.44 for the third quarter of 2016 compared to net income of $1,091,053 with net income per share of $0.98 for the third quarter of 2015. Our net income was $2,126,363 with net income per share of $1.91 for the nine months ended September 30, 2016 compared to net income of $722,893 with net income per share of $0.64 for the nine months ended September 30, 2015.

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

Preneed & Burial Products

Preneed and burial products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $14,280,983 for the third quarter of 2016 (an increase of 9.3% compared to the third quarter of 2015) and $40,136,824 for the nine months ended September 30, 2016 (an increase of 7.2% compared to the corresponding period in 2015). These increases were predominantly due to stronger sales of our preneed products driven both by sales within existing relationships as well as new agent relationships coupled with increased investment income and realized gains in comparison to the prior period.

Pre-tax income from operations was $1,189,337 and $1,526,801 for the quarter and nine months ended September 30, 2016, respectively, compared to pre-tax income (loss) of $590,199 and ($309,668) for the quarter and nine months ended September 30, 2015, respectively. The increases in pre-tax income were due primarily to the revenue increases discussed above, lower sales management expenses, and more favorable mortality experience in comparison to the prior period.

Traditional & Universal Life Products

Traditional and universal life products include traditional life and group life insurance products, certain annuities and universal life products. Revenues for this segment were $2,641,376 for the third quarter of 2016 (a decrease of 44.5% compared to the third quarter of 2015) and $8,601,946 for the nine months ended September 30, 2016 (a decrease of 37.9% compared to the corresponding period in 2015). These decreases were primarily due to the reduction in direct and assumed premiums generated from the Puritan product offerings in comparison to the prior period.

Pre-tax income from operations was $184,732 and $564,699 for the quarter and nine months ended September 30, 2016, respectively, compared to pre-tax income of $364,982 and $640,179 for the quarter and nine months ended September 30, 2015, respectively. The decreases in pre-tax income were primarily attributable to the reduction in sales of the Puritan product offerings.

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

In addition to credit administration, this segment includes fees generated relative to our third party administrative relationships. We currently provide tailored administrative services for five unaffiliated life insurance companies, which includes a new client added in September 2016. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting, actuarial services and policy administration. Two former life insurance holding company clients terminated their agreements effective October 1, 2015 in order to begin performing that work in-house.

Revenues for this segment were $364,967 for the third quarter of 2016 (a decrease of 8.2% compared to the third quarter of 2015) and $1,045,289 for the nine months ended September 30, 2016 (an increase of 0.8% compared to the corresponding period in 2015). The reduction in revenue for the quarter was primarily due to additional fees generated from TPA conversion work in 2015 while the increase in revenue for the nine month period was due to the fact that our life insurance company clients have experienced increased policy counts which have resulted in an increase in our monthly fees. Pre-tax income from operations was $142,640 and $267,796 for the quarter and nine months ended September 30, 2016, respectively, compared to pre-tax income of $83,689 and $201,412 for the quarter and nine months ended September 30, 2015, respectively. The increases in pre-tax income were primarily due to reduced expense allocations to this segment along with the revenue changes previously discussed.

Corporate & Other

Corporate and other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $281,510 for the third quarter of 2016 (an increase of 49.6% compared to the third quarter of 2015) and $541,077 for the nine months ended September 30, 2016 (a decrease of 14.2% compared to the corresponding period in 2015). Pre-tax income from operations was $141,937 and $3,330 for the quarter and nine months ended September 30, 2016, respectively, compared to pre-tax income (loss) of ($3,390) and $12,677 for the quarter and nine months ended September 30, 2015, respectively. Results for the quarter and nine months ended September 30, 2016 were significantly impacted by the mark-to market adjustment on our investments in convertible options that increased investment income by $99,192 for the quarter and reduced investment income by $44,184 for the nine month period.

While we continue to focus on expanding the operations of Investors Heritage Financial and At Need Funding, less than 1% of our consolidated revenues were generated by our non-life subsidiaries. During the nine months ended September 30, 2016, Investors Heritage Capital received dividends of $60,000 from Investors Heritage Financial. Investors Heritage Capital received no dividends or distributions from its other subsidiaries. The potential exists for dividend payments and distributions over the remainder of 2016 as any needs arise.

Federal Income Taxes

The provision (benefit) for federal income taxes is based on our expected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; nondeductible travel and entertainment expenses; the taxable initial ceding commission received on the reinsurance of a block of existing business; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Our estimated effective tax rate was 3.6% and 10.0% for the quarter and nine months ended September 30, 2016, respectively, compared to (5.4%) and (32.7%) for the quarter and nine months ended September 30, 2015, respectively. These changes in our effective tax rates are principally due to the current year impact of the taxable initial reinsurance ceding commission as well as differences in the impact of the small life insurance deduction and the non-taxable company-owned life insurance cash value growth in comparison to pre-tax income in each year.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements as of September 30, 2016.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 10, 2016, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this report.

(b)	Not applicable.

(c)	The following table provides information about issuer repurchases of securities for the period covered by this report:

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares That May
	Number	Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs
July 1, 2016 - July 31, 2016	15	$20.30	-	-

August 1, 2016 - August 31, 2016	-	-	-	-

September 1, 2016 - September 30, 2016	-	-	-	-

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: November 10, 2016	President

BY: /s/Larry Johnson
Larry Johnson
DATE: November 10, 2016	Vice President - Chief Financial Officer