Form 10-K
period 2016-12-31
Investors Heritage Capital Corp
filed 2017-03-22
CIK 55362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Large accelerated filer  (  )

Accelerated filer  (  )

Non-accelerated filer  ( ) (Do not check if a smaller reporting company)

Smaller Reporting Company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ( ) NO (X)

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2016.    $18,869,593.61

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class
Common Capital Stock

Outstanding March 22, 2017
1,106,351.033

Documents Incorporated by Reference:

(1) Portions of the Annual Report to the Stockholders for the year ended December 31, 2016 (Form 10-K, Items 1, 7, 8 and 15.)

(2) Portions of the Proxy Statement dated March 31, 2017, for the Annual Meeting of Stockholders to be held May 11, 2017 (Form 10-K, Items 10, 11, 12, 13 and 14.)

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

Investors Heritage Life owns 96% of Investors Underwriters, Inc., an investment holding company. Less than 1% of Investors Heritage Capital's total consolidated revenues were generated by the Non-insurance Subsidiaries for the year ended December 31, 2016. The Non-insurance Subsidiaries' total assets and stockholders’ equity comprised less than 1% in the aggregate of Investors Heritage Capital's reported total assets and stockholders’ equity as of December 31, 2016.

(b) Financial Information About Business Segments

Investors Heritage Life

The business segments of Investors Heritage Life are identified and discussed on page 10-14 of the Annual Report to Stockholders for the year ended December 31, 2016 and are incorporated herein by reference. We offer a portfolio of the standard forms of participating and non-participating whole life, limited pay, endowments, split-funding, interest-sensitive whole life, guaranteed issue whole life, single premium whole life, universal life, term and group life, annuities and single premium immediate annuities. In addition, we write credit life and credit accident and health insurance on a group basis.   The business of Investors Heritage Life is not seasonal.

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

Ordinary Production. The business segments for ordinary production are Preneed and Burial products (“Preneed”) and Traditional and Universal Life products (“Traditional”). Ordinary insurance in force accounts for 77% of total insurance in force.  One of our primary focuses has been the Preneed sales in the final expense and preneed funeral markets. Final expense sales include the sale of small face amount ordinary life insurance products, the purpose of which is to pay the insured's final expenses. Preneed funeral sales include the sale of multiple premium and single premium ordinary life policies which are sold to fund a specific prearranged funeral contract.

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

In addition to credit administration, this segment includes fees generated relative to our third party administrative relationships. We currently provide tailored administrative services for five unaffiliated life insurance companies. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting, actuarial services and policy administration. We are continuing to market our third party administrative services to prospective clients.

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

The single premium and 10-pay whole life/single premium immediate annuity markets are also very competitive but in conjunction with our marketing partner, Investors Heritage has attempted to establish a middle income market niche for the sale of lower volume products. Most of the major competitors are focused on much higher volume production. The principal methods of competition are product design, pricing and quality and efficiency of service.

Our ordinary products also include the HLW Choice Whole Life, Heritage Youth Protector and Heritage Protector IV.

Group life accounts for 6% of total insurance in force. We have entered into several marketing agreements with various association groups to provide a group term life insurance policy to members of the groups. Although this is not currently a large volume of business, we anticipate expanding the association group business and anticipate cross-selling other life insurance products to members of the groups.

Administrative and Financial Services. Credit insurance, which accounts for 17% of total insurance in force, is generally sold through banks, finance companies and automobile dealerships and is offered in connection with the extension of credit. The amount of the insurance is designed to cover the amount of the loan with the financial institution being the beneficiary of the insurance policy to the extent of the unpaid balance of the loan. Credit insurance production is dependent on consumer debt. In times of low unemployment, reasonable interest rates and a steadily improving economy, consumer debt increases; therefore, credit insurance sales increase. When the economy slows, consumer debt slows and therefore credit insurance sales decrease.

Investors Heritage Life has reinsurance agreements for credit insurance with ten unaffiliated companies. Pursuant to those agreements, our credit insurance products sold by each company’s agents are then reinsured to each company, respectively. Investors Heritage Life and Investors Heritage Financial are paid an initiation fee and an administration fee for services provided.

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

During 2016, we continued to market our third party administrative services to non-affiliated companies. We have an employee whose primary responsibility is to promote this aspect of our organization. This additional marketing focus has and is expected to generate fee income associated with providing these services. Our overall revenue is further enhanced by the fact that we generally incur minimal expense increases associated with the third party administrative services, which decreases our overall unit costs.

We have the capacity within our organization to handle the additional load and we have been successful in providing services without the need to add a significant number of new employees. We currently provide administrative services for five non-affiliated life insurance companies. These agreements are with a variety of companies that encompass different levels of services, including in some cases, full life insurance back office administration and accounting.

Reinsurance. Investors Heritage Life utilizes a combination of yearly renewable term reinsurance and coinsurance to cede life insurance coverage in excess of its desired retention limits. In recent years, we have maintained our retention limits in most cases at $25,000 per life, utilizing a combination of established product specific reinsurance treaties along with yearly renewable term treaties for policies where we had previously maintained more than this limit. At the end of the second quarter of 2016, we approved an increase in our individual life retention to $50,000 per life where allowable under our reinsurance agreements. We are in the process of evaluating and either replacing or modifying our existing individual life yearly renewable term reinsurance agreements in order to effect this increase in retention. We anticipate that this change will better align our retention with our current capital, reduce reinsurance costs and allow for us to maintain a greater share of the anticipated profitability of our products.

Effective September 30, 2016, Investors Heritage Life entered into a 100% coinsurance agreement with Southland National Insurance Corporation (“SNIC”) whereby we reinsured an existing block of deferred fixed annuities to SNIC. The total liabilities reinsured as of September 30, 2016 were approximately $44,024,000 and deferred acquisition costs associated with this block were approximately $329,000. We transferred cash to SNIC under the agreement totaling approximately $41,921,000. In order to generate cash, we sold fixed maturity securities generating pre-tax net realized capital gains totaling approximately $880,000. In accordance with GAAP guidance, the initial ceding commission received on this transaction was deferred and will be recognized into income over the expected life of the reinsurance contract, which is 20 years. The initial ceding commission, net of tax, was $1,471,858 and is presented separately on the balance sheet as deferred revenue on reinsurance ceded. We recognized $40,211 of income associated with the amortization of the deferred revenue during 2016. Under the terms of the reinsurance agreement, we will continue to administer this business and will be paid administrative fees by SNIC. SNIC will also maintain a trust account further securing the statutory liabilities ceded.

As of December 31, 2016, approximately $97,845,000 or 19% of total statutory benefit and unearned premium reserves was reinsured with non-affiliated, well-established insurance companies. Investors Heritage Life is party to reinsurance and coinsurance agreements with twenty-four non-affiliated companies. The reinsurers for Investors Heritage Life and amount of statutory reinsurance reserves are as follows:

	Statutory
	Reinsurance	Percent
Name of Company	Reserves	of Total

Southland National Insurance Corporation	$42,573,000	43.51%
Scottish Annuity and Life Ins Co (Cayman) LTD	18,894,000	19.31%
Puritan Life Insurance Company of America	17,614,000	18.00%
Munich American Reassurance Company	8,120,000	8.30%
Minnesota Life Insurance Company	4,442,000	4.54%
Swiss Life LTD	3,286,000	3.36%
Lincoln National Life Insurance Co.	744,000	0.76%
Settlers Life Insurance Company	717,000	0.73%
Swiss Re Life & Health America Inc.	542,000	0.55%
Wilton Re Life Insurance Company	287,000	0.29%
Plateau Life Insurance Company	120,000	0.12%
KenBanc Reinsurance Company LTD	113,000	0.12%
Transamerica Life Insurance Company	75,000	0.08%
Royal Bank of Canada Insurance Company LTD	75,000	0.08%
Central States Health & Life Co of Omaha	63,000	0.06%
Optimum Re Insurance Company	54,000	0.06%
Scottish Re (US)	43,000	0.04%
ACE Life Insurance Company	39,000	0.04%
Canada Life Assurance Company	26,000	0.03%
JETART Reinsurance Company LTD	9,000	0.01%
Reliastar Life Insurance Company	5,000	0.01%
Universal Guaranty Life Insurance Co.	3,000	0.00%
Other Companies (2)	1,000	0.00%
	$97,845,000	100.00%

The reinsurance agreement with Puritan Life Insurance Company of America was terminated with respect to new business effective July 31, 2015. Investors Heritage Life reinsures all of the risk on the credit insurance products sold by its agents with Swiss Life Ltd. and KenBanc Reinsurance Company, Ltd. As explained above, some of these credit insurance risks are also reinsured to Transamerica, Universal Guaranty, Minnesota Life, Plateau and Central States.

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

Additionally, we earn fees for other services performed for our subsidiaries. The fees pay for the necessary supervision and coordination required to provide common policies and procedures for all the subsidiaries. The supervision results in a coordination of contracts with the various independent agents, common sales brochures, and a savings to each company in the area of printing and purchasing. We purchase director and officer liability coverage, employment practices liability insurance coverage, professional liability coverage, cyber liability coverage and blanket fidelity bonds. All policies provide coverage for each of the subsidiaries and provide a cost savings when compared to purchases made by individual companies. These fees are not significant to our total revenue and are eliminated in consolidation. Investors Heritage Capital Corporation also has revenue from other investments, but it is not a significant factor in our business.

Employees. Investors Heritage Capital Corporation does not have any employees. While Investors Heritage Capital Corporation’s officers perform various functions, they are not paid a salary by Investors Heritage Capital Corporation for performing such functions. There are 81 people employed by Investors Heritage Life and 76 of these individuals are full-time employees. There are no unions organized nor are there any collective bargaining agreements with the employees. Management of Investors Heritage Life considers its relationship with the employees to be satisfactory.

(d) Financial Information about Geographic Areas

The principal markets for Investors Heritage Life's products are in Kentucky, North Carolina, Georgia, Illinois, Indiana, Michigan, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. Investors Heritage Life is also licensed in twenty-four other states: Alabama, Arizona, Arkansas, Florida, Louisiana, Mississippi and West Virginia in the South and Southeast; California, Colorado, Iowa, Missouri, New Mexico, North Dakota, South Dakota, Oklahoma, Montana, Nebraska, Kansas, Utah and Wisconsin in the West; and Maryland, Massachusetts, Maine and New Hampshire in the North. Investors Heritage Life has 1,320 licensed ordinary agents and regional managers and credit life agents in 292 banks and automobile dealerships.

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

Item 2. Properties

Our physical property consists of the home office building and grounds, owned in fee, at 200 Capital Avenue, Frankfort, Kentucky. Adjacent to the home office, we own additional property on Second Street and on Shelby Street in Frankfort, Kentucky. One building is used for agency and company meetings; one building is used for storage; one building is currently available for lease to a commercial tenant and one building is a residential apartment building. All of the properties are in good condition.

Item 3. Legal Proceedings

There are no legal proceedings to which Investors Heritage Capital Corporation or Investors Heritage Life is a party.

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

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2016:
First Quarter	$18.65	$17.00
Second Quarter	18.20	17.00
Third Quarter	16.66	14.97
Fourth Quarter	17.24	15.10

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2015:
First Quarter	$21.50	$21.05
Second Quarter	21.20	20.90
Third Quarter	20.90	19.85
Fourth Quarter	19.90	18.80

(b)	Holders

Approximate Number of Equity Security Holders

(A)

Title of Class

Common Stock

(B)

Number of Holders of Record as of 3-16-2017

2,292

(c)   Dividends

The 2017 cash dividend to be paid April 7, 2017, to stockholders of record March 27, 2017, is $.25 per share. Investors Heritage Capital Corporation paid an annual dividend totaling $234,706 to stockholders in 2016 representing $.21 per share and paid an annual dividend totaling $236,035 to stockholders in 2015 representing $.21 per share.

(d)   Securities Authorized for Issuance Under Equity Compensation Plan Information

None.

(f)   The following table provides information about issuer repurchases of securities for the fourth quarter of 2016:

				Total Number of	Maximum Number
	Total		Average	Shares Purchased as	of Shares That May
	Number		Price	Part of Publicly	Yet Be Purchased
	of Shares		Paid Per	Announced Plans	Under the Plans
Period	Purchased		Share	or Programs	or Programs
October 1, 2016 - October 31, 2016	87	(A)	$19.10	-	-

November 1, 2016 - November 30, 2016	-		-	-	-

December 1, 2016 - December 31, 2016	268	(A)	19.10	-	-

(A)

These share repurchases were shares tendered by employees as part of our 401(k) plan. The shares were purchased at the independently appraised valuation price in effect at the time of the transactions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 4-20 in the Annual Report to the Stockholders for the year ended December 31, 2016, and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and notes appear on pages 22-57 in the Annual Report to the Stockholders for the year ended December 31, 2016, and are incorporated herein by reference. See Part IV, Item 15.

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

(c)

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2016 that may have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	The executive officers and directors of the Company are:

Name, Position & Year Became
Officer/Director
Family Relationship	Age

Harry Lee Waterfield II	73
Chairman of the Board, President/1963

Shane S. Mitchell, Treasurer/2014	31

Robert M. Hardy, Jr.	59
Director, Executive Vice President and General
Counsel/1988
Nephew of Harry Lee Waterfield II

Raymond L. Carr, Executive Vice President,	68
Chief Operating Officer/2002

Larry J. Johnson II, Vice President, Chief	44
Financial Officer/2013

Jane S. Jackson, Secretary/2003	62

Helen S. Wagner, Director/1986	80

Gordon C. Duke, Director/1991	71

Harold G. Doran, Jr., Director/2001	63

David W. Reed, Director/1982	62

Michael F. Dudgeon, Jr., Director/2004	55
Nephew of Harry Lee Waterfield II

George R. Burgess, Jr., Director/2013	64

(b) Information regarding the Directors, including their occupations and experience, and leadership structure of the Board are shown on pages 3-7, respectively, of the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2017 and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information regarding compensation of executive officers and transactions with executive officers and directors is shown on pages 8-11 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2017, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security ownership by Officers, Directors, and management is shown on pages 5-6 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2017, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain relationships and related transactions are shown on page 12 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2017, and are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding accounting fees and services is shown on page 11 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2017, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following financial statements incorporated herein by reference in Item 8 to the Company's Annual Report to Stockholders for the year ended December 31, 2016 (pages 22-57) are filed as Exhibit 1 thereto:

   Report of Independent Registered Public Accounting Firm

   Consolidated Balance Sheets as of December 31, 2016 and 2015

   For each of the years ended December 31, 2016 and 2015:

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

11

Statements re: computation of Per Share Earnings is contained in Note 1 to the Consolidated Financial Statements, "Common Stock and Earnings per Share", on page 32 of the Annual Report to the Stockholders for the year ended December 31, 2016, and is incorporated herein by reference.

13	Annual Report to the Stockholders for the year ended December 31, 2016 is attached hereto and is incorporated herein by reference.

23	Consent of Independent Registered Public Accounting Firm.

31.1 & 31.2	Certifications pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

March 22, 2017
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

March 22, 2017

/s/Robert M. Hardy, Jr.

Robert M. Hardy, Jr.

Executive Vice President, General Counsel and Director

March 22, 2017

/s/Raymond L. Carr

Raymond L. Carr

Executive Vice President, Chief Operating Officer

March 22, 2017

/s/Larry J. Johnson II

Larry J. Johnson II

Vice President, Chief Financial Officer

March 22, 2017

/s/Gordon C. Duke

Gordon C. Duke

Director

March 22, 2017

/s/Helen S. Wagner

Helen S. Wagner

Director

March 22, 2017

/s/Harold G. Doran, Jr.

Harold G. Doran

Director

March 22, 2017

/s/David W. Reed

David W. Reed

Director

March 22, 2017

/s/Michael F. Dudgeon, Jr.

Michael F. Dudgeon, Jr.

Director

March 22, 2017

/s/George R. Burgess, Jr.

George R. Burgess

Director