Form 10-Q
period 2017-03-31
Investors Heritage Capital Corp
filed 2017-05-12
CIK 55362

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Securities registered pursuant to Section 12(g) of the Act:

Common Capital Stock par value $1.00 per share

(Title of Class)

Number of outstanding shares as of May 12, 2017 - 1,106,351.033

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
EXHIBIT 31.2
EXHIBIT 32

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2017	2016
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $352,928,976 and $350,196,848)	$369,625,988	$365,949,349
Equity securities (cost: $8,222,958 and $8,080,073)	9,834,440	9,154,718
Mortgage loans on real estate	40,596,744	41,302,392
Policy loans	6,307,202	6,336,277
State-guaranteed receivables	11,293,902	11,584,681
Investments in convertible options	1,174,724	983,950
Other invested assets	1,922,198	1,951,830
Total investments	440,755,198	437,263,197
Cash and cash equivalents	1,616,173	3,297,917
Accrued investment income	4,012,278	4,433,680
Due premiums	2,720,892	2,768,774
Deferred acquisition costs	15,542,715	15,712,181
Value of business acquired	137,277	155,264
Leased property under capital leases	78,386	75,841
Property and equipment, net	917,165	915,494
Cash value of company-owned life insurance	13,933,588	13,855,560
Other assets	2,127,552	2,435,867
Amounts recoverable from reinsurers	96,808,494	98,444,173
Total assets	$578,649,718	$579,357,948

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$490,348,266	$492,963,963
Unearned premium reserves	8,243,900	8,100,042
Policy claims	2,327,078	2,637,220
Liability for deposit-type contracts	3,362,015	3,351,107
Reserves for dividends and endowments and other	394,499	384,401
Total policy liabilities	504,675,758	507,436,733
Deferred federal income tax liability	3,737,702	3,256,943
Obligations under capital leases	73,958	72,209
Notes payable	1,353,398	971,851
Accrued pension liability	5,914,086	6,021,264
Deferred revenue on reinsurance ceded	1,392,004	1,431,647
Other liabilities	4,576,914	3,982,356
Total liabilities	521,723,820	523,173,003

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,106,351 and 1,106,351)	1,106,351	1,106,351
Paid-in surplus	8,913,360	8,913,360
Accumulated other comprehensive income	6,559,210	5,493,892
Retained earnings	40,346,977	40,671,342
Total stockholders' equity	56,925,898	56,184,945
Total liabilities and stockholders' equity	$578,649,718	$579,357,948

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended March 31,
	2017	2016
REVENUE
Premiums and other considerations	$13,061,284	$12,662,789
Premiums ceded	(2,534,576)	(2,896,609)
Net premiums	10,526,708	9,766,180

Investment income, net of expenses	5,082,698	5,455,667
Net realized gains on investments	106,130	326,712
Other income	540,809	353,597
Total revenue	16,256,345	15,902,156

BENEFITS AND EXPENSES
Death and other benefits	13,136,155	11,377,713
Guaranteed annual endowments	96,016	99,141
Dividends to policyholders	72,970	79,549
Increase (decrease) in benefit reserves and unearned premiums	(567,250)	206,300
Acquisition costs deferred	(1,118,010)	(1,123,083)
Amortization of deferred acquisition costs	1,251,044	1,415,077
Commissions	802,350	691,116
Other general and administrative expenses	2,643,195	2,841,342
Total benefits and expenses	16,316,470	15,587,155

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES	(60,125)	315,001

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	53,010	110,259
Deferred	(68,041)	(31,509)
Total federal income taxes	(15,031)	78,750

NET INCOME (LOSS)	$(45,094)	$236,251

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.04)	$0.21

DIVIDENDS PER SHARE	$0.25	$0.21

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended March 31,
	2017	2016

NET INCOME (LOSS)	$(45,094)	$236,251

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	1,539,825	10,461,406
Reclassification adjustment for gains included in income	(58,477)	(326,712)
Adjustment for effects of deferred acquisition costs	(36,432)	(258,187)
Net unrealized gains on investments	1,444,916	9,876,507
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	169,202	184,293

Other comprehensive income before income taxes	1,614,118	10,060,800

Income tax expense	548,800	3,420,671

OTHER COMPREHENSIVE INCOME, NET OF TAXES	1,065,318	6,640,129

COMPREHENSIVE INCOME	$1,020,224	$6,876,380

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income	Earnings	Equity

BALANCE, JANUARY 1, 2016	$1,117,647	$8,913,360	$757,161	$38,462,834	$49,251,002

Net income	-	-	-	236,251	236,251
Other comprehensive income, net	-	-	6,640,129	-	6,640,129
Cash dividends	-	-	-	(254,485)	(254,485)
BALANCE, MARCH 31, 2016	$1,117,647	$8,913,360	$7,397,290	$38,444,600	$55,872,897

BALANCE, JANUARY 1, 2017	$1,106,351	$8,913,360	$5,493,892	$40,671,342	$56,184,945

Net loss	-	-	-	(45,094)	(45,094)
Other comprehensive income, net	-	-	1,065,318	-	1,065,318
Cash dividends	-	-	-	(279,271)	(279,271)
BALANCE, MARCH 31, 2017	$1,106,351	$8,913,360	$6,559,210	$40,346,977	$56,925,898

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Quarter Ended March 31,
	2017	2016

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(381,402)	$2,101,770
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(14,554,471)	(4,891,137)
Sales of available-for-sale securities	2,461,588	9,049,595
Maturities of available-for-sale securities	9,300,468	7,007,539
Acquisitions of mortgage loans on real estate	(3,112,400)	(8,337,406)
Payments of mortgage loans on real estate	3,758,635	718,524
Payments of state-guaranteed receivables	487,260	298,260
Purchases of convertible options	(49,205)	(31,016)
Sales and exchanges of convertible options	92,254	-
Net change in payable (receivable) for securities	17,250	300,000
Net reductions (additions) of other investments	58,707	111,648
Net additions to property and equipment	(43,524)	(21,084)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,583,438)	4,204,923
FINANCING ACTIVITIES
Policyholder account deposits	465,896	1,191,586
Policyholder account withdrawals	(564,347)	(1,783,625)
Payments on notes payable	(633,755)	(591,110)
Proceeds from notes payable	1,015,302	598,852
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	283,096	(584,297)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,681,744)	5,722,396
Cash and cash equivalents at beginning of period	3,297,917	3,619,663
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,616,173	$9,342,059

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Our principal operations involve the sale and administration of various insurance and annuity products, including, but not limited to, participating and non-participating whole life, limited pay life, universal life, annuity contracts, credit life, credit accident and health and group insurance policies. Investors Heritage Life is currently licensed in 37 states. The principal markets for the Company’s products are in Kentucky, North Carolina, Tennessee, Georgia, Ohio, Virginia, Indiana, Michigan, Texas, South Carolina, Pennsylvania and Illinois.

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2016, as included in our Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain reclassifications have been made to the prior period financial statements and footnotes shown herein to conform to current period presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

Management has evaluated all events subsequent to March 31, 2017 through the date that these financial statements have been issued. Please refer to Note 11 for a discussion of significant events occurring subsequent to March 31, 2017.

NOTE 3 – New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“the FASB”) issued new guidance shortening the amortization period for the premium component of callable debt securities purchased at a premium. The guidance requires the premium to be amortized to the earliest call date. This change does not apply to securities held at a discount. The guidance is currently effective for us on January 1, 2019, with early adoption permitted. We are in process of evaluating the impact the guidance may have on the Company’s consolidated financial statements.

In March 2017, the FASB issued updated guidance to improve the presentation of net periodic pension cost and net periodic postretirement cost. This guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost. This guidance also provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The guidance is currently effective for us on January 1, 2018, with early adoption permitted. We are in process of evaluating the impact the guidance will have on the Company’s consolidated financial statements.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time or were not expected to have a material impact to the consolidated financial statements. Refer to the footnotes to the consolidated financial statements for the year ended December 31, 2016, as included in our Annual Report on Form 10-K, for previously issued standards that have not yet been adopted that are considered applicable to the Company’s current operations.

NOTE 4 – Investments

Investments in available-for-sale securities are summarized as follows:

		Gross	Gross
March 31, 2017	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$21,717,878	$313,296	$24,744	$22,006,430
States and political subdivisions	31,206,237	4,155,079	-	35,361,316
Corporate	203,487,457	9,651,511	600,553	212,538,415
Foreign	57,035,666	2,005,347	88,087	58,952,926
Mortgage-backed securities (MBS):
Commercial MBS	8,227,125	192,102	4,932	8,414,295
Residential MBS	30,786,315	1,255,947	71,454	31,970,808
Corporate redeemable preferred stock	468,298	22,327	108,827	381,798
Total fixed maturity securities	352,928,976	17,595,609	898,597	369,625,988
Equity securities:
U.S. agencies	707,900	-	-	707,900
Mutual funds	318,284	48,182	-	366,466
Corporate common stock	6,808,298	1,814,800	278,424	8,344,674
Corporate nonredeemable preferred stock	388,476	26,924	-	415,400
Total equity securities	8,222,958	1,889,906	278,424	9,834,440
Total	$361,151,934	$19,485,515	$1,177,021	$379,460,428

		Gross	Gross
December 31, 2016	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$21,882,312	$360,723	$9,416	$22,233,619
States and political subdivisions	35,403,214	4,153,294	31,260	39,525,248
Corporate	202,578,595	9,355,481	953,527	210,980,549
Foreign	51,081,850	1,731,092	283,363	52,529,579
Mortgage-backed securities (MBS):
Commercial MBS	6,717,214	198,857	-	6,916,071
Residential MBS	32,065,365	1,314,373	72,741	33,306,997
Corporate redeemable preferred stock	468,298	14,140	25,152	457,286
Total fixed maturity securities	350,196,848	17,127,960	1,375,459	365,949,349
Equity securities:
U.S. agencies	707,900	-	-	707,900
Mutual funds	318,284	28,840	-	347,124
Corporate common stock	6,665,413	1,370,651	335,020	7,701,044
Corporate nonredeemable preferred stock	388,476	10,174	-	398,650
Total equity securities	8,080,073	1,409,665	335,020	9,154,718
Total	$358,276,921	$18,537,625	$1,710,479	$375,104,067

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	March 31, 2017			December 31, 2016
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed maturities:
Less than 12 months:
U.S. government obligations	$7,626,366	$24,744	1	$7,892,992	$9,416	2
States and political subdivisions	-	-	-	968,740	31,260	1
Corporate	20,352,522	472,149	19	30,370,227	753,570	27
Foreign	11,907,088	87,845	10	10,215,322	283,355	11
Commercial MBS	2,154,516	4,932	2	-	-	-
Residential MBS	2,931,703	71,454	2	3,003,214	72,741	2
Corporate redeemable preferred stock	10,923	7,057	1	17,488	493	1
Greater than 12 months:
Corporate	3,043,551	128,404	2	2,997,784	199,957	2
Foreign	197,940	242	1	197,700	8	1
Corporate redeemable preferred stock	128,312	101,770	1	205,423	24,659	1
Total fixed maturities	48,352,921	898,597	39	55,868,890	1,375,459	48

Equity securities:
Less than 12 months:
Corporate common stock	994,866	243,087	6	1,004,821	136,117	6
Greater than 12 months:
Corporate common stock	93,660	35,337	2	873,083	198,903	7
Total equities	1,088,526	278,424	8	1,877,904	335,020	13

Total	$49,441,447	$1,177,021	47	$57,746,794	$1,710,479	61

At March 31, 2017, 99.9% of the fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80%, and 97.9% of the equity securities portfolio had a fair value to cost ratio of greater than 80%. At December 31, 2016, 100% of the fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80%, and 94.3% of the equity securities portfolio had a fair value to cost ratio of greater than 80%.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer. The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value. For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains/losses in the consolidated statements of income. Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost. Based on our review, the Company experienced no other-than-temporary impairments during the quarters ended March 31, 2017 or 2016.

Management believes that the Company will fully recover its cost basis in the securities held at March 31, 2017, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate and economic environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized.

	March 31,	December 31,
	2017	2016
Net unrealized appreciation on available-for sale securities	$18,308,494	$16,827,146
Adjustment to deferred acquisition costs	(497,516)	(461,084)
Deferred income taxes	(6,055,732)	(5,564,461)
Net unrealized appreciation on available-for sale securities	$11,755,246	$10,801,601

The amortized cost and fair value of fixed maturity securities at March 31, 2017, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$10,885,961	$11,093,034
Due after one year through five years	100,119,097	106,092,433
Due after five years through ten years	137,747,012	141,956,462
Due after ten years	45,309,463	50,190,039
Due at multiple maturity dates	58,399,145	59,912,222
Corporate redeemable preferred stock	468,298	381,798
Total	$352,928,976	$369,625,988

Proceeds from sales and maturities of investments in available-for-sale securities, as well as gross gains and gross losses realized, are presented below.

	Quarter Ended March 31,
	2017	2016
Proceeds from sales and maturities	$11,762,056	$16,057,134
Gross realized gains	66,791	332,897
Gross realized losses	(8,314)	(6,185)

The table below shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities in addition to realized investment gains on mortgage loans.

	2017	2016
Change in net unrealized investment gains:
Securities available-for-sale:
Fixed maturities	$944,511	$9,799,621
Equity securities	536,837	335,073
Net realized investment gains:
Securities available-for-sale:
Fixed maturities	$45,446	$326,712
Equity securities	13,031	-
Investments in convertible options	47,653	-

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At March 31, 2017 and December 31, 2016, these required deposits had a total fair value of $17,131,309 and $22,724,783, respectively.

The Company also engages in commercial and residential mortgage lending. As of March 31, 2017, investments in commercial and residential properties comprised 27.1% and 72.9%, respectively, of the Company’s mortgage portfolio. At December 31, 2016, investments in commercial and residential properties comprised 26.2% and 73.8%, respectively, of the Company’s mortgage portfolio.

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

As of March 31, 2017 and December 31, 2016, there were no non-performing loans, loans on nonaccrual status, loans more than 90 days past due, loans in process of foreclosure, or restructured loans. The Company experienced no mortgage loan defaults during the quarters ended March 31, 2017 and 2016.

The Company’s investments in mortgage loans, by state, are as follows:

	March 31,	December 31,
	2017	2016
Ohio	$5,337,263	$3,083,440
Florida	4,751,756	5,253,110
Texas	4,558,996	5,191,186
Illinois	4,555,085	4,787,454
California	3,580,939	3,591,584
Georgia	3,447,258	3,487,991
Missouri	3,210,602	3,107,289
Kentucky	2,324,511	2,402,800
Arizona	1,487,045	1,490,538
New Jersey	1,192,307	1,196,156
Indiana	888,728	893,431
North Carolina	754,585	757,004
Colorado	672,693	1,190,873
Virginia	670,322	800,635
Tennessee	665,574	1,048,452
Nevada	477,988	479,182
Pennsylvania	474,637	479,720
Utah	342,034	343,533
Washington	231,368	231,939
West Virginia	215,245	225,578
South Carolina	192,104	199,101
Massachusetts	166,760	169,681
Idaho	138,505	142,745
Kansas	134,132	134,396
Michigan	126,307	126,750
Oregon	-	487,824
Total	$40,596,744	$41,302,392

The Company owns certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. The state-guaranteed receivables are carried at their amortized cost basis on the balance sheet. At March 31, 2017, the amortized cost and estimated fair value of state-guaranteed receivables, by contractual maturity, are summarized as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$939,469	$954,034
Due after one year through five years	4,114,019	4,480,053
Due after five years through ten years	4,213,221	5,064,013
Due after ten years	2,027,193	3,112,032
Total	$11,293,902	$13,610,132

The amortized cost of state-guaranteed receivables, by state, is summarized as follows:

	March 31,	December 31,
	2017	2016
New York	$3,327,400	$3,446,349
Massachusetts	3,128,451	3,126,011
Georgia	1,987,550	2,012,845
Ohio	1,030,511	1,177,425
Washington	662,778	653,235
Indiana	423,117	417,811
Pennsylvania	323,732	318,019
Texas	266,072	261,396
California	144,291	171,590
Total	$11,293,902	$11,584,681

The Company holds certain investments in convertible fixed maturity and equity securities. Convertible securities feature an option allowing for a portion of the security to be converted into a common equity position of the underlying issuer in exchange for a lower coupon or preferred dividend rate. In accordance with FASB accounting guidance, this convertible feature must be bifurcated and reported separately on the balance sheet at fair value, with adjustments in fair value recognized in the income statement. Accordingly, the convertible options within our portfolio are reported as investments in convertible options on the balance sheet, and the mark-to-market adjustment associated with the changes in fair value of the convertible options are reported as gains (losses) on investments in convertible options as a component of net investment income. As of March 31, 2017 and December 31, 2016, the total fair value of our investments in convertible options was $1,174,724 and $983,950, respectively. For the quarters ended March 31, 2017 and 2016, we recognized a gain (loss) on our investments in convertible options of $186,170 and ($181,420), respectively, relative to the mark-to-market adjustment.

Major categories of net investment income are summarized as follows:

	Quarter Ended March 31,
	2017	2016
Fixed maturities	$4,032,263	$4,918,861
Equity securities	94,569	74,789
Mortgage loans on real estate	634,205	589,912
Policy loans	113,943	121,310
State-guaranteed receivables	196,481	136,542
Gain (loss) on investments in convertible options	186,170	(181,420)
Other	86,868	53,685
Gross investment income	5,344,499	5,713,679
Investment expenses	261,801	258,012
Net investment income	$5,082,698	$5,455,667

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

The Company’s Level 2 investments include fixed maturities with quoted prices that are traded less frequently than exchange-traded instruments or instruments whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes the majority of our fixed maturities and preferred stocks, where fair values are obtained from a nationally recognized, third-party pricing service as well as our investments in convertible options. These options are bifurcated from the underlying fixed maturity investments and are also valued using observable market data obtained from a nationally recognized, third-party pricing service.

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

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$22,006,430	$-	$22,006,430
States and political subdivisions	-	35,361,316	-	35,361,316
Corporate	-	212,538,415	-	212,538,415
Foreign	-	58,952,926	-	58,952,926
Mortgage-backed securities:
Commercial MBS	-	8,414,295	-	8,414,295
Residential MBS	-	31,970,808	-	31,970,808
Corporate redeemable preferred stock	-	381,798	-	381,798
Total fixed maturities	$-	$369,625,988	$-	$369,625,988

Equity securities:
U.S. agencies	$707,900	$-	$-	$707,900
Mutual funds	366,466	-	-	366,466
Corporate common stock	7,880,674	-	464,000	8,344,674
Corporate nonredeemable preferred stock	-	415,400	-	415,400
Total equity securities	$8,955,040	$415,400	$464,000	$9,834,440

Investments in convertible options	$-	$1,174,724	$-	$1,174,724

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$22,233,619	$-	$22,233,619
States and political subdivisions	-	39,525,248	-	39,525,248
Corporate	-	210,980,549	-	210,980,549
Foreign	-	52,529,579	-	52,529,579
Mortgage-backed securities:
Commercial MBS	-	6,916,071	-	6,916,071
Residential MBS	-	33,306,997	-	33,306,997
Corporate redeemable preferred stock	-	457,286	-	457,286
Total fixed maturities	$-	$365,949,349	$-	$365,949,349

Equity securities:
U.S. agencies	$707,900	$-	$-	$707,900
Mutual funds	347,124	-	-	347,124
Corporate common stock	7,253,044	-	448,000	7,701,044
Corporate nonredeemable preferred stock	-	398,650	-	398,650
Total equity securities	$8,308,068	$398,650	$448,000	$9,154,718

Investments in convertible options	$-	$983,950	$-	$983,950

The following table provides a summary of changes in fair value of our Level 3 financial instruments reported at fair value.

	Quarter Ended March 31,
	2017	2016
Corporate common stock:
Beginning balance	$448,000	$352,000
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Purchases	-	-
Sales	-	-
Total gains or losses:
Included in earnings	-	-
Included in other comprehensive income	16,000	96,000
Ending balance	$464,000	$448,000

The Company experienced no transfers between Level 1 and Level 2 during the quarters ended March 31, 2017 or 2016. The Company experienced no transfers between Level 2 and Level 3 during the quarters ended March 31, 2017 or 2016. Transfers in and/or out of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

The unrealized gains on Level 3 investments are recorded as a component of accumulated other comprehensive income, net of tax, in accordance with required accounting for our available-for-sale portfolio.

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

	March 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$11,014,115	$11,158,032	$-	$-	$11,158,032
Residential	29,582,629	32,497,641	-	-	32,497,641
Policy loans	6,307,202	6,307,202	-	-	6,307,202
State-guaranteed receivables	11,293,902	13,610,132	-	13,610,132	-
Other invested assets	1,922,198	1,922,198	-	-	1,922,198
Cash and cash equivalents	1,616,173	1,616,173	1,616,173	-	-
Accrued investment income	4,012,278	4,012,278	-	-	4,012,278
Cash value of company-owned life insurance	13,933,588	13,933,588	-	-	13,933,588

Liabilities:
Policyholder deposits (Investment-type contracts)	50,917,058	50,266,458	-	-	50,266,458
Policy claims	2,327,078	2,327,078	-	-	2,327,078
Obligations under capital leases	73,958	73,958	-	-	73,958
Notes payable	1,353,398	1,353,398	-	-	1,353,398

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$10,819,996	$11,084,097	$-	$-	$11,084,097
Residential	30,482,396	33,992,592	-	-	33,992,592
Policy loans	6,336,277	6,336,277	-	-	6,336,277
State-guaranteed receivables	11,584,681	13,938,824	-	13,938,824	-
Other invested assets	1,951,830	1,951,830	-	-	1,951,830
Cash and cash equivalents	3,297,917	3,297,917	3,297,917	-	-
Accrued investment income	4,433,680	4,433,680	-	-	4,433,680
Cash value of company-owned life insurance	13,855,560	13,855,560	-	-	13,855,560

Liabilities:
Policyholder deposits (Investment-type contracts)	51,870,288	51,304,889	-	-	51,304,889
Policy claims	2,637,220	2,637,220	-	-	2,637,220
Obligations under capital leases	72,209	72,209	-	-	72,209
Notes payable	971,851	971,851	-	-	971,851

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

NOTE 6 - Earnings per Share

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended March 31, 2017 and 2016 were 1,106,351 and 1,117,647, respectively.

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

	Quarter Ended March 31,
	2017	2016

Revenue:
Preneed and burial products	$13,000,543	$12,757,180
Traditional and universal life products	2,461,513	2,796,393
Administrative and financial services	411,759	327,207
Corporate and other	382,530	21,376
Total revenue	$16,256,345	$15,902,156

Pre-tax income (loss) from operations:
Preneed and burial products	$(655,668)	$220,847
Traditional and universal life products	266,938	211,171
Administrative and financial services	105,769	62,437
Corporate and other	222,836	(179,454)
Total pre-tax income (loss)	$(60,125)	$315,001

NOTE 8 – Federal Income Taxes

The provision for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; nondeductible travel and entertainment expenses; amortization of deferred revenue on reinsurance ceded which was previously taxed at inception of the reinsurance agreement; and non-taxable effects of company-owned life insurance premiums, cash value growth, and death benefit proceeds.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2013 through 2016 U.S. federal tax years remain subject to income tax examination by tax authorities. We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company will be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. However, should such a circumstance arise, it is our policy to classify any interest and penalties (if applicable) as income tax expense in the consolidated financial statements.

NOTE 9 – Other Comprehensive Income (Loss)

The following tables present the pretax components of the Company’s other comprehensive income (loss), and the related income tax expense (benefit) for each component.

	Quarter Ended March 31, 2017
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$1,539,825	$523,540	$1,016,285
Reclassification adjustment for gains included in income	(58,477)	(19,882)	(38,595)
Adjustment for effect of deferred acquisition costs	(36,432)	(12,387)	(24,045)
Net unrealized gains on investments	1,444,916	491,271	953,645
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	169,202	57,529	111,673

Total other comprehensive income	$1,614,118	$548,800	$1,065,318

	Quarter Ended March 31, 2016
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$10,461,406	$3,556,878	$6,904,528
Reclassification adjustment for gains included in income	(326,712)	(111,082)	(215,630)
Adjustment for effect of deferred acquisition costs	(258,187)	(87,784)	(170,403)
Net unrealized gains on investments	9,876,507	3,358,012	6,518,495
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	184,293	62,659	121,634

Total other comprehensive income	$10,060,800	$3,420,671	$6,640,129

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The change in the components of the Company’s accumulated other comprehensive income, net of tax, are as follows:

	Unrealized Gains	Defined	Accumulated
	(Losses) on	Benefit	Other
	Available-For-Sale	Pension	Comprehensive
	Securities	Plan	Income
For the quarter ended March 31, 2017:
Beginning balance	$10,801,601	$(5,307,709)	$5,493,892
Other comprehensive income before reclassifications	992,240	-	992,240
Amounts reclassified from accumulated other comprehensive income	(38,595)	111,673	73,078
Net current period other comprehensive income	953,645	111,673	1,065,318
Ending balance	$11,755,246	$(5,196,036)	$6,559,210

For the quarter ended March 31, 2016:
Beginning balance	$6,293,702	$(5,536,541)	$757,161
Other comprehensive income before reclassifications	6,734,125	-	6,734,125
Amounts reclassified from accumulated other comprehensive income	(215,630)	121,634	(93,996)
Net current period other comprehensive income	6,518,495	121,634	6,640,129
Ending balance	$12,812,197	$(5,414,907)	$7,397,290

The following table presents the pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of income.

	Quarter Ended March 31,
Reclassification Adjustments	2017	2016
Unrealized gains on available-for-sale securities:
Realized gains on sale of securities (a)	$58,477	$326,712
Income tax expense (c)	(19,882)	(111,082)
Net of tax	38,595	215,630

Defined benefit pension plan:
Amortization of actuarial net loss (b)	(169,202)	(184,293)
Income tax benefit (c)	57,529	62,659
Net of tax	(111,673)	(121,634)

Total reclassifications for the period	$(73,078)	$93,996

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

NOTE 10 – Employee Benefit Plans

Investors Heritage Capital Corporation sponsors a noncontributory defined benefit pension plan, which was frozen in 2012 with respect to new benefit accruals. Participants in the plan at the time it was frozen may still continue to earn vesting credit towards their pension plan benefit. The following table provides the components of our net periodic benefit cost:

	Quarter Ended March 31,
	2017	2016

Service cost	$-	$-
Interest cost	234,177	247,610
Expected return on plan assets	(251,355)	(275,503)
Recognized actuarial net loss	169,202	184,293
Net periodic pension cost	$152,024	$156,400

We previously disclosed in our financial statements for the year ended December 31, 2016 that the Company expected to contribute $360,000 to our defined benefit pension plan during 2017. As of March 31, 2017, the Company had contributed $90,000 to the plan.

NOTE 11 – Notes Payable

Effective March 24, 2017, the Company renewed the Investors Heritage Capital Corporation operating line of credit and the At Need Funding line of credit. The Investors Heritage Capital Corporation line of credit was increased to $300,000 while the At Need Funding line of credit was reduced to $1,000,000. The maturity date for both lines of credit is March 24, 2019. Interest is paid on the lines of credit monthly at the prime rate, with a floor of 3.75%.

During April 2017, Puritan Financial Companies, Inc. repaid all outstanding principal and interest relative to the Company’s outstanding credit agreement in exchange for a release from the obligations under its marketing agreement with the Company. The Company used the funds received to repay all outstanding principal and interest relative to its bank loan agreement entered to fund this transaction in 2012.

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

Within our traditional and universal life products segment, we currently market two products geared toward wealth preservation in the senior market – the Heritage Solution, a single premium life policy, and the Heritage Provider, a ten pay whole life and single premium immediate annuity combination. These products have historically been sold through our partnership with Puritan Financial Group and are being underwritten and issued using a third party underwriter with significant experience in that market. During April 2017, the Company’s exclusive partnership with Puritan Financial Group was terminated in exchange for repayment of the Company’s outstanding note receivable from Puritan Financial Companies, Inc. We used the funds received to repay all outstanding principal and interest relative to our bank loan agreement entered to fund this transaction in 2012. The Company is now considering possible marketing alternatives for this product line.

Prior to January 1, 2013, this business was being reinsured under a 50% coinsurance arrangement with Puritan Life Insurance Company of America. Effective January 1, 2013, this coinsurance agreement was amended to reinsure 25% of new business. This reinsurance agreement was terminated with respect to new business effective July 31, 2015, after which time we now retain 100% of new business. Investors Heritage Life also assumed 75% of the risks on certain policies sold by Puritan Life Insurance Company of America and Sterling Investors Life Insurance Company. The products being assumed are identical to the Heritage Solution and Heritage Provider products written directly by Investors Heritage Life. However, these reinsurance arrangements allow us to participate in the profitability of these products in certain states where we are not currently marketing. These reinsurance agreements were also terminated with respect to new business effective July 31, 2015.

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

We also market an association group term product. This product provides a monthly renewable term benefit and is being marketed to various association groups.

Additionally, we market the Heritage Youth Protector, which is a combination term/whole life plan marketed to parents and grandparents, with issue ages of 0-22. The policy is a term policy until age 25 at which time it automatically converts to a whole life policy with increased premium. Waiver of premium and guaranteed insurability option riders are also available. Initial coverage may be purchased in $5,000 increments from $5,000 to $20,000 per child, with single or annual payment options to age 25. At age 25, the policy becomes an annual pay plan.

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

Effective September 30, 2016, we entered into a 100% coinsurance agreement with Southland National Insurance Corporation (“SNIC”) whereby we reinsured an existing block of deferred fixed annuities to SNIC. The total liabilities reinsured as of September 30, 2016 were approximately $44,024,000 and deferred acquisition costs associated with this block were approximately $329,000. We transferred cash to SNIC under the agreement totaling approximately $41,921,000. In order to generate cash, we sold fixed maturity securities generating pre-tax net realized capital gains totaling approximately $880,000. In accordance with GAAP guidance, the initial ceding commission received on this transaction was deferred and will be recognized into income over the expected life of the reinsurance contract, which is 20 years. The initial ceding commission, net of tax, was $1,471,858 and is presented separately on the balance sheet as deferred revenue on reinsurance ceded. We recognized $39,643 of income associated with the amortization of the deferred revenue during the quarter ended March 31, 2017. Under the terms of the reinsurance agreement, we will continue to administer this business and will be paid administrative fees by SNIC. SNIC will also maintain a trust account further securing the statutory liabilities ceded.

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

Our fixed maturities are Level 2 instruments, for which the fair value is derived from readily available pricing services utilizing recent trades and broker information. Certain liquid equity securities are considered Level 1 instruments and are valued based on publicly available market quotes in an active market. Our corporate nonredeemable preferred stocks are also Level 2 instruments as fair value is derived from pricing services using recent trades and broker information. We hold $464,000 in Level 3 financial instruments, comprising 0.1% of our total investments carried at fair value. Fair value for these instruments is derived from unobservable inputs and internal models using unobservable assumptions about market participants.

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

Deferred acquisition costs related to annuities are also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in the change in net unrealized appreciation on available-for-sale securities, a component of "Accumulated Other Comprehensive Income (Loss)" in the stockholders' equity section of the balance sheet.

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

We previously disclosed in our financial statements for the year ended December 31, 2016 that we expected to contribute $360,000 to our defined benefit pension plan during 2017. As of March 31, 2017, we had contributed $90,000 to the plan.

New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“the FASB”) issued new guidance shortening the amortization period for the premium component of callable debt securities purchased at a premium. The guidance requires the premium to be amortized to the earliest call date. This change does not apply to securities held at a discount. The guidance is currently effective for us on January 1, 2019, with early adoption permitted. We are in process of evaluating the impact the guidance may have on our consolidated financial statements.

In March 2017, the FASB issued updated guidance to improve the presentation of net periodic pension cost and net periodic postretirement cost. This guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost. This guidance also provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The guidance is currently effective for us on January 1, 2018, with early adoption permitted. We are in process of evaluating the impact the guidance will have on our consolidated financial statements.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time or were not expected to have a material impact to the consolidated financial statements. Refer to the footnotes to the consolidated financial statements for the year ended December 31, 2016, as included in our Annual Report on Form 10-K, for previously issued standards that have not yet been adopted that are considered applicable to the Company’s current operations.

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

We maintain a sound, conservative investment strategy. At March 31, 2017, 83.9% of our total invested assets consisted of fixed income securities, compared to 83.7% at December 31, 2016. At March 31, 2017 and December 31, 2016, our fixed income investments were 97.6% and 97.7% investment grade, respectively, as rated by Standard & Poor’s. The Standard & Poor’s average quality rating of our fixed income portfolio holdings as of March 31, 2017 and December 31, 2016 was A. None of our fixed income investments are in default and there has been no material change in the distribution of our fixed income portfolio.

At March 31, 2017, 99.9% of our fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80% and 97.9% of our equity securities portfolio had a fair value to cost ratio of greater than 80%. At December 31, 2016, 100% of our fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80%, and 94.3% of our equity securities portfolio had a fair value to cost ratio of greater than 80%.

We have reviewed our investment portfolio and do not believe that there are any securities that are other-than-temporarily impaired as of March 31, 2017. We recorded no other-than-temporary impairment charges in the consolidated statements of income during the quarters ended March 31, 2017 or 2016.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments. As of March 31, 2017, we have no investments with any level of direct subprime exposure. Additionally, we have no Alt-A bond exposure within our current holdings.

We have an investment advisory agreement with an independent third-party investment advisor to purchase common and preferred stocks in stable areas within the real estate sector. The investment advisor has a history of strong performance within these markets. The majority of these funds have been invested in a diversified assortment of regularly traded, exchange listed common stocks. As of March 31, 2017, the largest individual stock position within this group had a fair value of approximately $530,000. We believe the unrealized losses in our common stock portfolio are temporary in nature given the credit quality of the issuers. We believe that these investments will generate positive future results by providing a slightly increased and fully managed exposure to equity markets.

Additionally, we engage in commercial and residential mortgage lending. As of March 31, 2017 and December 31, 2016, investments in commercial properties comprised 27.1% and 26.2%, respectively, of our mortgage portfolio. Our commercial mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers. Loan-to-value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required. We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis.

As of March 31, 2017 and December 31, 2016, investments in residential mortgage loans comprised 72.9% and 73.8%, respectively, of our mortgage portfolio. We purchase single family residential mortgage loans through the secondary market. Each mortgage loan opportunity is reviewed individually, considering both the value of the underlying property and the credit worthiness of the borrower. We utilize third party servicers to administer these loans.

As of March 31, 2017, our average loan balance is $148,163 and the average loan-to-value is 62%. The largest loan currently held has a balance of $1,000,000. Our mortgage loans are spread across properties located in 25 states. At March 31, 2017 and December 31, 2016, 9.2% and 9.4% of invested assets consisted of mortgage loans, respectively.

We are familiar with our mortgage loan markets and given our low loan-to-value ratios, we do not believe that there is a significant risk of loss on our mortgage loan portfolio. We have been successful in adding value to the total investment portfolio through mortgage loan originations and secondary market purchases due to the fact that yields realized from the mortgage loan portfolio are generally higher than yields realized from fixed income investments. Value has also been added because the mortgage loan portfolio has consistently performed well. As of March 31, 2017 and December 31, 2016, there were no non-performing mortgage loans, loans on nonaccrual status, loans past due more than 90 days, loans in process of foreclosure, or restructured loans. The Company experienced no mortgage loan defaults during the quarters ended March 31, 2017 and 2016.

We own certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. As these payment streams are secured by the states themselves, a key function of our due diligence is the assessment of the states’ ability to meet these obligations. Additionally, each state generally withholds income tax from each payment for which we must file for reimbursement of such tax annually where allowable by law. We carry the state-guaranteed receivables at their amortized cost basis on the balance sheet. As of March 31, 2017, we held approximately $11,294,000 in state-guaranteed receivables, with the largest concentrations in the states of New York, Massachusetts and Georgia totaling approximately $3,327,000, $3,128,000 and $1,988,000, respectively. At March 31, 2017 and December 31, 2016, 2.6% of invested assets consisted of state-guaranteed receivables.

Under the management of our primary external investment advisor, we own certain investments in convertible fixed maturity and equity securities. Convertible securities feature an option allowing for a portion of the security to be converted into a common position of the underlying issuer in exchange for a lower coupon or preferred dividend rate. In accordance with FASB accounting guidance, this convertible feature must be bifurcated and reported separately on the balance sheet at fair value, with adjustments in fair value recognized in the income statement. Accordingly, the convertible options within our portfolio are reported as investments in convertible options on the balance sheet, and the mark-to-market adjustment associated with the changes in fair value of the convertible options are reported as gains (losses) on investments in convertible options as a component of net investment income. As of March 31, 2017 and December 31, 2016, the total fair value of our investments in convertible options was $1,174,724 and $983,950, respectively. For the quarters ended March 31, 2017 and 2016, we recognized a gain (loss) on our investments in convertible options of $186,170 and ($181,420), respectively, relative to the mark-to-market adjustment.

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

Investors Heritage Capital’s principal sources of cash flow are rental income, dividends from its subsidiaries and proceeds received under company-owned life insurance policies. Investors Heritage Capital’s principal long-term obligations are debt service payments and stock purchased under the put option through the IHCC Retirement Savings Plan and Trust, which is now frozen with respect to new contributions.

Investors Heritage Life’s conservative approach in the product development area and the strength and stability of its fixed income and mortgage loan portfolios provide adequate liquidity both in the short-term and the long-term.

Effective March 24, 2017, we renewed the Investors Heritage Capital Corporation operating line of credit and the At Need Funding line of credit. The Investors Heritage Capital Corporation line of credit was increased to $300,000 while the At Need Funding line of credit was reduced to $1,000,000. The maturity date for both lines of credit is March 24, 2019. Interest is paid on the lines of credit monthly at the prime rate, with a floor of 3.75%.

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement. Management has assessed our position and as of March 31, 2017, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $10,526,708 for the first quarter of 2017 (an increase of 7.8% compared to the first quarter of 2016). This increase is primarily due to increased sales of our preneed product offerings in comparison to the corresponding period in 2016.

Net investment income was $5,082,698 for the first quarter of 2017 (a decrease of 6.8% compared to the first quarter of 2016). This decrease in investment income is primarily due to the sale of approximately $41,779,000 in fixed maturities near the end of the third quarter of 2016 to fund the new annuity reinsurance agreement with SNIC in addition to investment income earned on the make whole call of a bond in the first quarter of 2016. These decreases were partially offset by the gain recognized on our convertible options due to the mark-to-market adjustment in the first quarter of 2017 totaling approximately $186,000 compared to a loss on the mark-to-market adjustment in the first quarter of 2016 totaling approximately $181,000. We continue to seek high quality investments while considering alternative investments that can be used to enhance future investment income.

Net realized gains were $106,130 and $326,712 for the quarters ended March 31, 2017 and 2016, respectively. The realized gains recognized during 2017 were in the normal course of our portfolio management whereas the gains recognized in the first quarter of 2016 were principally attributable to gains realized on the strategic sale of certain bonds in order to reduce single issuer exposures. We experienced no other-than-temporary impairments during the quarters ended March 31, 2017 or 2016.

Other income was $540,809 for the first quarter of 2017 (an increase of 52.9% compared to the first quarter of 2016). These increases are primarily due to administrative fees received from the SNIC reinsurance agreement, increased policy counts and associated service needs for our TPA clients, and the addition of a new life insurance company TPA client during September 2016.

Total benefits and expenses were $16,316,470 for the first quarter of 2017 (an increase of 4.7% compared to the first quarter of 2016). This increase is primarily due to increased death benefits due to unfavorable mortality experience in our preneed segment during the first quarter of 2017.

After providing for federal income taxes, our net loss was $45,094 with a net loss per share of $0.04 for the first quarter of 2017 compared to net income of $236,251 with net income per share of $0.21 for the first quarter of 2016.

We declared a dividend of $0.25 per share on March 16, 2017 to shareholders of record on March 27, 2017. This dividend was paid on April 7, 2017.

Business Segments

FASB guidance requires a "management approach" in the presentation of business segments based on how management internally evaluates the operating performance of business units. The discussion of segment operating results that follows is being provided based on segment data prepared using this methodology.

Preneed & Burial Products

Preneed and burial products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $13,000,543 for the first quarter of 2017 (an increase of 1.9% compared to the first quarter of 2016). These increases were predominantly due to stronger sales of our preneed products driven both by sales within existing relationships as well as new agent relationships. The increased sales were partially offset by lower investment income associated with the reduction in invested assets due to the SNIC reinsurance agreement and lower realized capital gains in comparison to the prior period.

Pre-tax income (loss) from operations was ($655,668) and $220,847 for the quarters ended March 31, 2017 and 2016, respectively. The current quarter pre-tax loss was primarily driven by our unfavorable mortality experience within this segment as well as non-deferrable expenses associated with the increase in our single premium product sales during the first quarter of 2017.

Traditional & Universal Life Products

Traditional and universal life products include traditional life and group life insurance products, certain annuities and universal life products. Revenues for this segment were $2,461,513 for the first quarter of 2017 (a decrease of 12.0% compared to the first quarter of 2016). This decrease was primarily due to lower investment income associated with the reduction in invested assets due to the SNIC reinsurance agreement, lower realized gains in comparison to the prior period, and a reduction in premium income as we seek to identify new distribution channels for our wealth preservation products in addition to the fact that we are currently focusing much of our marketing efforts on our preneed and final expense products.

Pre-tax income from operations was $266,938 and $211,171 for the quarters ended March 31, 2017 and 2016, respectively. The increase in pre-tax income was primarily attributable to favorable mortality experience within this segment, which was partially offset by the revenue factors discussed above.

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

Revenues for this segment were $411,759 for the first quarter of 2017 (an increase of 25.8% compared to the first quarter of 2016). Pre-tax income from operations was $105,769 and $62,437 for the quarters ended March 31, 2017 and 2016, respectively. The increases in revenue and pre-tax income were primarily due to the addition of one new client and the fact that our existing life insurance company clients have experienced increased policy counts and additional service needs which resulted in an increase in our monthly fees.

Corporate & Other

Corporate and other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $382,530 for the first quarter of 2017 compared to revenues of $21,376 for the first quarter of 2016. Pre-tax income (loss) from operations was $222,836 and ($179,454) for the quarters ended March 31, 2017 and 2016, respectively. Results for the quarters ended March 31, 2017 and 2016 were significantly impacted by the mark-to market adjustment on our investments in convertible options that increased investment income by $186,170 for the quarter ended March 31, 2017 but reduced investment income by $181,420 for the quarter ended March 31, 2016.

While we continue to focus on expanding the operations of Investors Heritage Financial and At Need Funding, less than 1% of our consolidated revenues were generated by our non-life subsidiaries. During the quarter ended March 31, 2017, Investors Heritage Capital did not receive any dividends or distributions from any of its subsidiaries. The potential exists for dividend payments and distributions over the remainder of 2017 as any needs arise.

Federal Income Taxes

The provision (benefit) for federal income taxes is based on our expected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; nondeductible travel and entertainment expenses; amortization of deferred revenue on reinsurance ceded which was previously taxed at inception of the reinsurance agreement; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Our estimated effective tax rate was 25.0% for the quarters ended March 31, 2017 and 2016.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements as of March 31, 2017.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 12, 2017, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this report.

(b)	Not applicable.

(c)	The following table provides information about issuer repurchases of securities for the period covered by this report:

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares That May
	Number	Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs
January 1, 2017 - January 31, 2017	-	$-	-	-

February 1, 2017 - February 28, 2017	-	-	-	-

March 1, 2017 - March 31, 2017	-	-	-	-

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: May 12, 2017	President

BY: /s/Larry Johnson
Larry Johnson
DATE: May 12, 2017	Vice President - Chief Financial Officer