Form 10-Q
period 2017-06-30
Investors Heritage Capital Corp
filed 2017-08-14
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of outstanding shares as of August 14, 2017 - 1,109,666.345

CONTENTS

	PART I – FINANCIAL INFORMATION
		Page
ITEM 1.	Condensed Consolidated Financial Statements	4
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
ITEM 4.	Controls and Procedures	39

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	40
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
ITEM 3.	Defaults Upon Senior Securities	40
ITEM 4.	Mine Safety Disclosures	40
ITEM 5.	Other Information	40
ITEM 6.	Exhibits	41

SIGNATURES		41

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2017	2016
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $353,845,766 and $350,196,848)	$372,750,699	$365,949,349
Equity securities (cost: $8,302,681 and $8,080,073)	10,131,619	9,154,718
Mortgage loans on real estate	37,949,507	41,302,392
Policy loans	6,273,726	6,336,277
State-guaranteed receivables	11,321,341	11,584,681
Investments in convertible options	1,173,038	983,950
Other invested assets	904,048	1,951,830
Total investments	440,503,978	437,263,197
Cash and cash equivalents	5,040,620	3,297,917
Accrued investment income	4,303,756	4,433,680
Due premiums	2,725,594	2,768,774
Deferred acquisition costs	15,296,257	15,712,181
Value of business acquired	124,876	155,264
Leased property under capital leases	69,360	75,841
Property and equipment, net	911,152	915,494
Cash value of company-owned life insurance	14,012,462	13,855,560
Other assets	2,236,712	2,435,867
Amounts recoverable from reinsurers	95,275,309	98,444,173
Total assets	$580,500,076	$579,357,948

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy liabilities:
Benefit reserves	$489,266,777	$492,963,963
Unearned premium reserves	8,205,781	8,100,042
Policy claims	2,228,704	2,637,220
Liability for deposit-type contracts	3,317,369	3,351,107
Reserves for dividends and endowments and other	375,582	384,401
Total policy liabilities	503,394,213	507,436,733
Deferred federal income tax liability	4,561,997	3,256,943
Obligations under capital leases	64,199	72,209
Notes payable	108,530	971,851
Accrued pension liability	5,806,907	6,021,264
Deferred revenue on reinsurance ceded	1,353,281	1,431,647
Other liabilities	6,654,419	3,982,356
Total liabilities	521,943,546	523,173,003

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,109,666 and 1,106,351)	1,109,666	1,106,351
Paid-in surplus	8,913,360	8,913,360
Accumulated other comprehensive income	8,235,832	5,493,892
Retained earnings	40,297,672	40,671,342
Total stockholders' equity	58,556,530	56,184,945
Total liabilities and stockholders' equity	$580,500,076	$579,357,948

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE
Premiums and other considerations	$12,618,247	$13,046,158	$25,679,531	$25,708,947
Premiums ceded	(2,248,364)	(2,363,041)	(4,782,940)	(5,259,650)
Net premiums	10,369,883	10,683,117	20,896,591	20,449,297

Investment income, net of expenses	4,903,498	5,544,138	9,986,196	10,999,805
Net realized gains on investments	142,558	247,577	248,688	574,289
Other income	584,325	379,312	1,125,134	732,909
Total revenue	16,000,264	16,854,144	32,256,609	32,756,300

BENEFITS AND EXPENSES
Death and other benefits	11,453,092	10,583,399	24,589,247	21,961,112
Guaranteed annual endowments	109,192	113,947	205,208	213,088
Dividends to policyholders	84,455	77,640	157,425	157,189
Increase (decrease) in benefit reserves and unearned premiums	377,314	1,691,160	(189,936)	1,897,460
Acquisition costs deferred	(1,177,039)	(1,241,476)	(2,295,049)	(2,364,559)
Amortization of deferred acquisition costs	1,369,252	1,497,003	2,620,296	2,912,080
Commissions	832,723	836,355	1,635,073	1,527,471
Other general and administrative expenses	3,012,595	2,907,137	5,655,790	5,748,479
Total benefits and expenses	16,061,584	16,465,165	32,378,054	32,052,320

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES	(61,320)	388,979	(121,445)	703,980

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	24,088	86,360	77,098	196,619
Deferred	(39,418)	10,885	(107,459)	(20,624)
Total federal income taxes	(15,330)	97,245	(30,361)	175,995

NET INCOME (LOSS)	$(45,990)	$291,734	$(91,084)	$527,985

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.04)	$0.26	$(0.08)	$0.47

DIVIDENDS PER SHARE	$-	$-	$0.25	$0.21

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

NET INCOME (LOSS)	$(45,990)	$291,734	$(91,084)	$527,985

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	2,488,771	9,796,312	4,028,596	20,257,718
Reclassification adjustment for gains included in income	(63,394)	(238,345)	(121,871)	(565,057)
Adjustment for effects of deferred acquisition costs	(54,245)	(240,771)	(90,677)	(498,958)
Net unrealized gains on investments	2,371,132	9,317,196	3,816,048	19,193,703
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	169,203	184,294	338,405	368,587

Other comprehensive income before income taxes	2,540,335	9,501,490	4,154,453	19,562,290

Income tax expense	863,713	3,230,507	1,412,513	6,651,178

OTHER COMPREHENSIVE INCOME, NET OF TAXES	1,676,622	6,270,983	2,741,940	12,911,112

COMPREHENSIVE INCOME	$1,630,632	$6,562,717	$2,650,856	$13,439,097

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income	Earnings	Equity

BALANCE, JANUARY 1, 2016	$1,117,647	$8,913,360	$757,161	$38,462,834	$49,251,002

Net income	-	-	-	527,985	527,985
Other comprehensive income, net	-	-	12,911,112	-	12,911,112
Cash dividends	-	-	-	(234,706)	(234,706)
Repurchases of common stock, net	(10,926)	-	-	(210,872)	(221,798)
BALANCE, JUNE 30, 2016	$1,106,721	$8,913,360	$13,668,273	$38,545,241	$62,233,595

BALANCE, JANUARY 1, 2017	$1,106,351	$8,913,360	$5,493,892	$40,671,342	$56,184,945

Net loss	-	-	-	(91,084)	(91,084)
Other comprehensive income, net	-	-	2,741,940	-	2,741,940
Cash dividends	-	-	-	(279,271)	(279,271)
Issuances of common stock, net	3,315	-	-	(3,315)	-
BALANCE, JUNE 30, 2017	$1,109,666	$8,913,360	$8,235,832	$40,297,672	$58,556,530

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2017	2016

NET CASH PROVIDED BY OPERATING ACTIVITIES	$221,631	$3,122,011

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(21,838,013)	(14,300,913)
Sales of available-for-sale securities	4,223,227	12,897,692
Maturities of available-for-sale securities	13,907,686	14,501,960
Acquisitions of mortgage loans on real estate	(4,059,380)	(13,879,587)
Payments of mortgage loans on real estate	7,312,192	3,771,151
Purchases of state-guaranteed receivables	-	(2,370,769)
Payments of state-guaranteed receivables	650,770	499,270
Purchases of convertible options	(215,112)	(62,185)
Sales and exchanges of convertible options	246,265	10,536
Net change in payable (receivable) for securities	1,496,625	110,109
Net reductions of other investments	1,110,333	366,407
Net additions to property and equipment	(72,192)	(32,327)

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,762,401	1,511,344
FINANCING ACTIVITIES
Policyholder account deposits	1,139,617	2,390,095
Policyholder account withdrawals	(1,238,354)	(3,977,793)
Payments on notes payable	(2,160,748)	(1,210,748)
Proceeds from notes payable	1,297,427	1,203,662
Dividends paid	(279,271)	(234,706)
Repurchases of common stock, net	-	(221,798)

NET CASH USED IN FINANCING ACTIVITIES	(1,241,329)	(2,051,288)
INCREASE IN CASH AND CASH EQUIVALENTS	1,742,703	2,582,067
Cash and cash equivalents at beginning of period	3,297,917	3,619,663
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,040,620	$6,201,730

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2016, as included in our Annual Report on Form 10-K.

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

Management has evaluated all events subsequent to June 30, 2017 through the date that these financial statements have been issued.

NOTE 3 – New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“the FASB”) issued new guidance shortening the amortization period for the premium component of callable debt securities purchased at a premium. The guidance requires the premium to be amortized to the earliest call date. This change does not apply to securities held at a discount. The guidance will be effective for us on January 1, 2019, with early adoption permitted. We are in process of evaluating the impact the guidance may have on the Company’s consolidated financial statements.

In March 2017, the FASB issued updated guidance to improve the presentation of net periodic pension cost and net periodic postretirement cost. This guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost. This guidance also provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The guidance will be effective for us on January 1, 2018, with early adoption permitted. We are in process of evaluating the impact the guidance will have on the Company’s consolidated financial statements.

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

NOTE 4 – Investments

Investments in available-for-sale securities are summarized as follows:

		Gross	Gross
June 30, 2017	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$21,558,141	$361,977	$-	$21,920,118
States and political subdivisions	30,681,035	4,601,535	1,260	35,281,310
Corporate	206,179,405	10,399,724	443,378	216,135,751
Foreign	57,176,570	2,594,219	14,080	59,756,709
Mortgage-backed securities (MBS):
Commercial MBS	8,026,403	232,913	-	8,259,316
Residential MBS	29,755,914	1,288,291	51,399	30,992,806
Corporate redeemable preferred stock	468,298	45,093	108,702	404,689
Total fixed maturity securities	353,845,766	19,523,752	618,819	372,750,699
Equity securities:
U.S. agencies	707,900	-	-	707,900
Mutual funds	318,284	55,307	-	373,591
Corporate common stock	6,888,021	2,076,939	354,054	8,610,906
Corporate nonredeemable preferred stock	388,476	50,746	-	439,222
Total equity securities	8,302,681	2,182,992	354,054	10,131,619
Total	$362,148,447	$21,706,744	$972,873	$382,882,318

		Gross	Gross
December 31, 2016	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$21,882,312	$360,723	$9,416	$22,233,619
States and political subdivisions	35,403,214	4,153,294	31,260	39,525,248
Corporate	202,578,595	9,355,481	953,527	210,980,549
Foreign	51,081,850	1,731,092	283,363	52,529,579
Mortgage-backed securities (MBS):
Commercial MBS	6,717,214	198,857	-	6,916,071
Residential MBS	32,065,365	1,314,373	72,741	33,306,997
Corporate redeemable preferred stock	468,298	14,140	25,152	457,286
Total fixed maturity securities	350,196,848	17,127,960	1,375,459	365,949,349
Equity securities:
U.S. agencies	707,900	-	-	707,900
Mutual funds	318,284	28,840	-	347,124
Corporate common stock	6,665,413	1,370,651	335,020	7,701,044
Corporate nonredeemable preferred stock	388,476	10,174	-	398,650
Total equity securities	8,080,073	1,409,665	335,020	9,154,718
Total	$358,276,921	$18,537,625	$1,710,479	$375,104,067

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	June 30, 2017			December 31, 2016
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed maturities:
Less than 12 months:
U.S. government obligations	$-	$-	-	$7,892,992	$9,416	2
States and political subdivisions	998,740	1,260	1	968,740	31,260	1
Corporate	21,711,535	389,270	19	30,370,227	753,570	27
Foreign	1,732,705	14,080	7	10,215,322	283,355	11
Residential MBS	2,854,766	51,399	3	3,003,214	72,741	2
Corporate redeemable preferred stock	-	-	-	17,488	493	1
Greater than 12 months:
Corporate	3,117,917	54,108	2	2,997,784	199,957	2
Foreign	-	-	-	197,700	8	1
Corporate redeemable preferred stock	139,360	108,702	1	205,423	24,659	1
Total fixed maturities	30,555,023	618,819	33	55,868,890	1,375,459	48

Equity securities:
Less than 12 months:
Corporate common stock	1,080,723	316,986	6	1,004,821	136,117	6
Greater than 12 months:
Corporate common stock	91,929	37,068	2	873,083	198,903	7
Total equities	1,172,652	354,054	8	1,877,904	335,020	13

Total	$31,727,675	$972,873	41	$57,746,794	$1,710,479	61

At June 30, 2017, 99.9% of the fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80%, and 95.6% of the equity securities portfolio had a fair value to cost ratio of greater than 80%. At December 31, 2016, 100% of the fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80%, and 94.3% of the equity securities portfolio had a fair value to cost ratio of greater than 80%.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer. The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value. For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains/losses in the consolidated statements of income. Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost. Based on our review, the Company experienced no other-than-temporary impairments during the quarters or six months ended June 30, 2017 or 2016.

Management believes that the Company will fully recover its cost basis in the securities held at June 30, 2017, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate and economic environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized.

	June 30,	December 31,
	2017	2016
Net unrealized appreciation on available-for sale securities	$20,733,871	$16,827,146
Adjustment to deferred acquisition costs	(551,761)	(461,084)
Deferred income taxes	(6,861,917)	(5,564,461)
Net unrealized appreciation on available-for sale securities	$13,320,193	$10,801,601

The amortized cost and fair value of fixed maturity securities at June 30, 2017, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$16,188,758	$16,461,904
Due after one year through five years	97,533,272	103,102,277
Due after five years through ten years	139,013,823	144,517,792
Due after ten years	43,628,991	49,562,672
Due at multiple maturity dates	57,012,624	58,701,365
Corporate redeemable preferred stock	468,298	404,689
Total	$353,845,766	$372,750,699

Proceeds from sales and maturities of investments in available-for-sale securities, as well as gross gains and gross losses realized, are presented below.

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sales and maturities	$6,368,857	$11,342,518	$18,130,913	$27,399,652
Gross realized gains	63,394	239,937	130,185	572,834
Gross realized losses	-	(1,592)	(8,314)	(7,777)

The table below shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities in addition to realized investment gains on mortgage loans.

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Change in net unrealized investment gains:
Securities available-for-sale:
Fixed maturities	$2,207,921	$8,989,796	$3,152,432	$18,789,417
Equity securities	217,456	568,171	754,293	903,244
Net realized investment gains:
Securities available-for-sale:
Fixed maturities	$63,394	$238,345	$108,840	$565,057
Equity securities	-	-	13,031	-
Investments in convertible options	79,164	9,232	126,817	9,232

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At June 30, 2017 and December 31, 2016, these required deposits had a total fair value of $16,563,533 and $22,724,783, respectively.

The Company also engages in commercial and residential mortgage lending. As of June 30, 2017, investments in commercial and residential properties comprised 27.3% and 72.7%, respectively, of the Company’s mortgage portfolio. At December 31, 2016, investments in commercial and residential properties comprised 26.2% and 73.8%, respectively, of the Company’s mortgage portfolio.

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

As of June 30, 2017 and December 31, 2016, there were no non-performing loans, loans on nonaccrual status, loans in process of foreclosure, or restructured loans. As of June 30, 2017, the Company held two mortgage loans totaling $262,590 that were past due by more than 90 days. The Company expects to collect all principal and interest on these loans. The Company had no mortgage loans past due by more than 90 days as of December 31, 2016. The Company experienced no mortgage loan defaults during the quarters or six months ended June 30, 2017 and 2016.

The Company’s investments in mortgage loans, by state, are as follows:

	June 30,	December 31,
	2017	2016
Ohio	$5,998,078	$3,083,440
Florida	4,588,388	5,253,110
Texas	4,278,144	5,191,186
Illinois	4,072,667	4,787,454
California	3,418,309	3,591,584
Missouri	3,196,947	3,107,289
Georgia	3,193,145	3,487,991
Kentucky	2,279,001	2,402,800
New Jersey	966,203	1,196,156
Arizona	923,834	1,490,538
North Carolina	752,071	757,004
Virginia	667,776	800,635
Tennessee	658,204	1,048,452
Indiana	647,712	893,431
Nevada	476,033	479,182
Pennsylvania	469,488	479,720
Colorado	448,518	1,190,873
West Virginia	204,750	225,578
Utah	158,596	343,533
Massachusetts	157,746	169,681
Idaho	134,199	142,745
Kansas	133,863	134,396
Michigan	125,835	126,750
Oregon	-	487,824
Washington	-	231,939
South Carolina	-	199,101
Total	$37,949,507	$41,302,392

The Company owns certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. The state-guaranteed receivables are carried at their amortized cost basis on the balance sheet. At June 30, 2017, the amortized cost and estimated fair value of state-guaranteed receivables, by contractual maturity, are summarized as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$1,015,530	$1,031,150
Due after one year through five years	4,152,053	4,545,358
Due after five years through ten years	4,267,145	5,201,668
Due after ten years	1,886,613	3,040,136
Total	$11,321,341	$13,818,312

The amortized cost of state-guaranteed receivables, by state, is summarized as follows:

	June 30,	December 31,
	2017	2016
New York	$3,297,700	$3,446,349
Massachusetts	3,154,912	3,126,011
Georgia	2,011,616	2,012,845
Ohio	1,027,797	1,177,425
Washington	672,322	653,235
Indiana	428,422	417,811
Pennsylvania	311,030	318,019
Texas	270,748	261,396
California	146,794	171,590
Total	$11,321,341	$11,584,681

The Company holds certain investments in convertible fixed maturity and equity securities. Convertible securities feature an option allowing for a portion of the security to be converted into a common equity position of the underlying issuer in exchange for a lower coupon or preferred dividend rate. In accordance with FASB accounting guidance, this convertible feature must be bifurcated and reported separately on the balance sheet at fair value, with adjustments in fair value recognized in the income statement. Accordingly, the convertible options within our portfolio are reported as investments in convertible options on the balance sheet, and the mark-to-market adjustment associated with the changes in fair value of the convertible options are reported as gains (losses) on investments in convertible options as a component of net investment income. As of June 30, 2017 and December 31, 2016, the total fair value of our investments in convertible options was $1,173,038 and $983,950, respectively. For the quarter and six months ended June 30, 2017, we recognized a gain (loss) on our investments in convertible options of ($92,748) and $93,422, respectively, relative to the mark-to-market adjustment. For the quarter and six months ended June 30, 2016, we recognized a gain (loss) on our investments in convertible options of $38,044 and ($143,376), respectively, relative to the mark-to-market adjustment.

Major categories of net investment income are summarized as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fixed maturities	$4,190,771	$4,614,528	$8,223,034	$9,540,889
Equity securities	97,542	64,361	192,111	131,650
Mortgage loans on real estate	630,938	733,462	1,265,143	1,323,374
Policy loans	116,743	122,145	230,686	243,455
State-guaranteed receivables	190,949	170,981	387,430	307,523
Gain (loss) on investments in convertible options	(92,748)	38,044	93,422	(143,376)
Other	33,517	58,629	120,385	112,314
Gross investment income	5,167,712	5,802,150	10,512,211	11,515,829
Investment expenses	264,214	258,012	526,015	516,024
Net investment income	$4,903,498	$5,544,138	$9,986,196	$10,999,805

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

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$21,920,118	$-	$21,920,118
States and political subdivisions	-	35,281,310	-	35,281,310
Corporate	-	216,135,751	-	216,135,751
Foreign	-	59,756,709	-	59,756,709
Mortgage-backed securities:
Commercial MBS	-	8,259,316	-	8,259,316
Residential MBS	-	30,992,806	-	30,992,806
Corporate redeemable preferred stock	-	404,689	-	404,689
Total fixed maturities	$-	$372,750,699	$-	$372,750,699

Equity securities:
U.S. agencies	$707,900	$-	$-	$707,900
Mutual funds	373,591	-	-	373,591
Corporate common stock	8,146,906	-	464,000	8,610,906
Corporate nonredeemable preferred stock	-	439,222	-	439,222
Total equity securities	$9,228,397	$439,222	$464,000	$10,131,619

Investments in convertible options	$-	$1,173,038	$-	$1,173,038

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$22,233,619	$-	$22,233,619
States and political subdivisions	-	39,525,248	-	39,525,248
Corporate	-	210,980,549	-	210,980,549
Foreign	-	52,529,579	-	52,529,579
Mortgage-backed securities:
Commercial MBS	-	6,916,071	-	6,916,071
Residential MBS	-	33,306,997	-	33,306,997
Corporate redeemable preferred stock	-	457,286	-	457,286
Total fixed maturities	$-	$365,949,349	$-	$365,949,349

Equity securities:
U.S. agencies	$707,900	$-	$-	$707,900
Mutual funds	347,124	-	-	347,124
Corporate common stock	7,253,044	-	448,000	7,701,044
Corporate nonredeemable preferred stock	-	398,650	-	398,650
Total equity securities	$8,308,068	$398,650	$448,000	$9,154,718

Investments in convertible options	$-	$983,950	$-	$983,950

The following table provides a summary of changes in fair value of our Level 3 financial instruments reported at fair value.

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Corporate common stock:
Beginning balance	$464,000	$448,000	$448,000	$352,000
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Purchases	-	-	-	-
Sales	-	-	-	-
Total gains or losses:
Included in earnings	-	-	-	-
Included in other comprehensive income	-	-	16,000	96,000
Ending balance	$464,000	$448,000	$464,000	$448,000

The Company experienced no transfers between Level 1 and Level 2 during the quarters or six months ended June 30, 2017 or 2016. The Company experienced no transfers between Level 2 and Level 3 during the quarters or six months ended June 30, 2017 or 2016. Transfers in and/or out of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

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

	June 30, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$10,376,540	$10,507,082	$-	$-	$10,507,082
Residential	27,572,967	30,612,173	-	-	30,612,173
Policy loans	6,273,726	6,273,726	-	-	6,273,726
State-guaranteed receivables	11,321,341	13,818,312	-	13,818,312	-
Other invested assets	904,048	904,048	-	-	904,048
Cash and cash equivalents	5,040,620	5,040,620	5,040,620	-	-
Accrued investment income	4,303,756	4,303,756	-	-	4,303,756
Cash value of company-owned life insurance	14,012,462	14,012,462	-	-	14,012,462

Liabilities:
Policyholder deposits (Investment-type contracts)	50,549,187	49,955,179	-	-	49,955,179
Policy claims	2,228,704	2,228,704	-	-	2,228,704
Obligations under capital leases	64,199	64,199	-	-	64,199
Notes payable	108,530	108,530	-	-	108,530

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$10,819,996	$11,084,097	$-	$-	$11,084,097
Residential	30,482,396	33,992,592	-	-	33,992,592
Policy loans	6,336,277	6,336,277	-	-	6,336,277
State-guaranteed receivables	11,584,681	13,938,824	-	13,938,824	-
Other invested assets	1,951,830	1,951,830	-	-	1,951,830
Cash and cash equivalents	3,297,917	3,297,917	3,297,917	-	-
Accrued investment income	4,433,680	4,433,680	-	-	4,433,680
Cash value of company-owned life insurance	13,855,560	13,855,560	-	-	13,855,560

Liabilities:
Policyholder deposits (Investment-type contracts)	51,870,288	51,304,889	-	-	51,304,889
Policy claims	2,637,220	2,637,220	-	-	2,637,220
Obligations under capital leases	72,209	72,209	-	-	72,209
Notes payable	971,851	971,851	-	-	971,851

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

NOTE 6 - Earnings per Share

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended June 30, 2017 and 2016 were 1,107,517 and 1,115,726, respectively. The weighted average number of shares outstanding for the six months ended June 30, 2017 and 2016 were 1,106,919 and 1,116,687, respectively.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue:
Preneed and burial products	$13,276,860	$13,098,661	$26,277,403	$25,855,841
Traditional and universal life products	2,158,974	3,164,177	4,620,487	5,960,570
Administrative and financial services	465,216	353,115	876,975	680,322
Corporate and other	99,214	238,191	481,744	259,567
Total revenue	$16,000,264	$16,854,144	$32,256,609	$32,756,300

Pre-tax income (loss) from operations:
Preneed and burial products	$234,300	$116,617	$(421,368)	$337,464
Traditional and universal life products	30,947	168,796	297,885	379,967
Administrative and financial services	113,121	62,719	218,890	125,156
Corporate and other	(439,688)	40,847	(216,852)	(138,607)
Total pre-tax income (loss)	$(61,320)	$388,979	$(121,445)	$703,980

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

	Quarter Ended June 30, 2017
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$2,488,771	$846,182	$1,642,589
Reclassification adjustment for gains included in income	(63,394)	(21,554)	(41,840)
Adjustment for effect of deferred acquisition costs	(54,245)	(18,443)	(35,802)
Net unrealized gains on investments	2,371,132	806,185	1,564,947
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	169,203	57,528	111,675

Total other comprehensive income	$2,540,335	$863,713	$1,676,622

	Quarter Ended June 30, 2016
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$9,796,312	$3,330,746	$6,465,566
Reclassification adjustment for gains included in income	(238,345)	(81,037)	(157,308)
Adjustment for effect of deferred acquisition costs	(240,771)	(81,862)	(158,909)
Net unrealized gains on investments	9,317,196	3,167,847	6,149,349
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	184,294	62,660	121,634

Total other comprehensive income	$9,501,490	$3,230,507	$6,270,983

	Six Months Ended June 30, 2017
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$4,028,596	$1,369,722	$2,658,874
Reclassification adjustment for gains included in income	(121,871)	(41,436)	(80,435)
Adjustment for effect of deferred acquisition costs	(90,677)	(30,830)	(59,847)
Net unrealized gains on investments	3,816,048	1,297,456	2,518,592
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	338,405	115,057	223,348

Total other comprehensive income	$4,154,453	$1,412,513	$2,741,940

	Six Months Ended June 30, 2016
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$20,257,718	$6,887,624	$13,370,094
Reclassification adjustment for gains included in income	(565,057)	(192,119)	(372,938)
Adjustment for effect of deferred acquisition costs	(498,958)	(169,646)	(329,312)
Net unrealized gains on investments	19,193,703	6,525,859	12,667,844
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	368,587	125,319	243,268

Total other comprehensive income	$19,562,290	$6,651,178	$12,911,112

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The change in the components of the Company’s accumulated other comprehensive income, net of tax, are as follows:

	Unrealized Gains	Defined	Accumulated
	(Losses) on	Benefit	Other
	Available-For-Sale	Pension	Comprehensive
	Securities	Plan	Income
For the six months ended June 30, 2017:
Beginning balance	$10,801,601	$(5,307,709)	$5,493,892
Other comprehensive income before reclassifications	2,599,027	-	2,599,027
Amounts reclassified from accumulated other comprehensive income	(80,435)	223,348	142,913
Net current period other comprehensive income	2,518,592	223,348	2,741,940
Ending balance	$13,320,193	$(5,084,361)	$8,235,832

For the six months ended June 30, 2016:
Beginning balance	$6,293,702	$(5,536,541)	$757,161
Other comprehensive income before reclassifications	13,040,782	-	13,040,782
Amounts reclassified from accumulated other comprehensive income	(372,938)	243,268	(129,670)
Net current period other comprehensive income	12,667,844	243,268	12,911,112
Ending balance	$18,961,546	$(5,293,273)	$13,668,273

The following table presents the pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of income.

	Quarter Ended June 30,		Six Months Ended June 30,
Reclassification Adjustments	2017	2016	2017	2016
Unrealized gains on available-for-sale securities:
Realized gains on sale of securities (a)	$63,394	$238,345	$121,871	$565,057
Income tax expense (c)	(21,554)	(81,037)	(41,436)	(192,119)
Net of tax	41,840	157,308	80,435	372,938

Defined benefit pension plan:
Amortization of actuarial net loss (b)	(169,203)	(184,294)	(338,405)	(368,587)
Income tax benefit (c)	57,528	62,660	115,057	125,319
Net of tax	(111,675)	(121,634)	(223,348)	(243,268)

Total reclassifications for the period	$(69,835)	$35,674	$(142,913)	$129,670

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

NOTE 10 – Employee Benefit Plans

Investors Heritage Capital Corporation sponsors a noncontributory defined benefit pension plan, which was frozen in 2012 with respect to new benefit accruals. Participants in the plan at the time it was frozen may still continue to earn vesting credit towards their pension plan benefit. The following table provides the components of our net periodic benefit cost:

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Service cost	$-	$-	$-	$-
Interest cost	234,176	247,610	468,353	495,220
Expected return on plan assets	(251,355)	(275,502)	(502,710)	(551,005)
Recognized actuarial net loss	169,203	184,294	338,405	368,587
Net periodic pension cost	$152,024	$156,402	$304,048	$312,802

We previously disclosed in our financial statements for the year ended December 31, 2016 that the Company expected to contribute $360,000 to our defined benefit pension plan during 2017. As of June 30, 2017, the Company had contributed $180,000 to the plan.

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

Within our traditional and universal life products segment, we currently market two products geared toward wealth preservation in the senior market – the Heritage Solution, a single premium life policy, and the Heritage Provider, a ten pay whole life and single premium immediate annuity combination. These products have historically been sold through our partnership with Puritan Financial Group and are being underwritten and issued using a third party underwriter with significant experience in that market. During April 2017, the Company’s exclusive partnership with Puritan Financial Group was terminated in exchange for repayment of the Company’s outstanding note receivable from Puritan Financial Companies, Inc. We used the funds received to repay all outstanding principal and interest relative to our bank loan agreement entered to fund this transaction in 2012. The Company is considering possible marketing alternatives for this product line.

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

Effective September 30, 2016, we entered into a 100% coinsurance agreement with Southland National Insurance Corporation (“SNIC”) whereby we reinsured an existing block of deferred fixed annuities to SNIC. The total liabilities reinsured as of September 30, 2016 were approximately $44,024,000 and deferred acquisition costs associated with this block were approximately $329,000. We transferred cash to SNIC under the agreement totaling approximately $41,921,000. In order to generate cash, we sold fixed maturity securities generating pre-tax net realized capital gains totaling approximately $880,000. In accordance with GAAP guidance, the initial ceding commission received on this transaction was deferred and will be recognized into income over the expected life of the reinsurance contract, which is 20 years. The initial ceding commission, net of tax, was $1,471,858 and is presented separately on the balance sheet as deferred revenue on reinsurance ceded. We recognized $38,723 and $78,366 of income associated with the amortization of the deferred revenue during the quarter and six months ended June 30, 2017, respectively. Under the terms of the reinsurance agreement, we will continue to administer this business and will be paid administrative fees by SNIC. SNIC will also maintain a trust account further securing the statutory liabilities ceded.

Investors Heritage Life continues to market its third party administrative (“TPA”) services as an additional revenue source. These agreements, for various levels of administrative services on behalf of each company, generate fee income for Investors Heritage Life. We currently provide tailored administrative services for five unaffiliated life insurance companies, which includes a new client added in September 2016. During the second quarter of 2017, we received notice of termination from one client effective October 31, 2017. We have been able to perform our TPA services using our existing in-house resources.

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

We previously disclosed in our financial statements for the year ended December 31, 2016 that we expected to contribute $360,000 to our defined benefit pension plan during 2017. As of June 30, 2017, we had contributed $180,000 to the plan.

New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“the FASB”) issued new guidance shortening the amortization period for the premium component of callable debt securities purchased at a premium. The guidance requires the premium to be amortized to the earliest call date. This change does not apply to securities held at a discount. The guidance will be effective for us on January 1, 2019, with early adoption permitted. We are in process of evaluating the impact the guidance may have on our consolidated financial statements.

In March 2017, the FASB issued updated guidance to improve the presentation of net periodic pension cost and net periodic postretirement cost. This guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost. This guidance also provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The guidance will be effective for us on January 1, 2018, with early adoption permitted. We are in process of evaluating the impact the guidance will have on our consolidated financial statements.

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

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

We maintain a sound, conservative investment strategy. At June 30, 2017, 84.6% of our total invested assets consisted of fixed income securities, compared to 83.7% at December 31, 2016. At June 30, 2017 and December 31, 2016, our fixed income investments were 97.6% and 97.7% investment grade, respectively, as rated by Standard & Poor’s. The Standard & Poor’s average quality rating of our fixed income portfolio holdings as of June 30, 2017 and December 31, 2016 was A. None of our fixed income investments are in default and there has been no material change in the distribution of our fixed income portfolio.

At June 30, 2017, 99.9% of our fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80% and 95.6% of our equity securities portfolio had a fair value to cost ratio of greater than 80%. At December 31, 2016, 100% of our fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80%, and 94.3% of our equity securities portfolio had a fair value to cost ratio of greater than 80%.

We have reviewed our investment portfolio and do not believe that there are any securities that are other-than-temporarily impaired as of June 30, 2017. We recorded no other-than-temporary impairment charges in the consolidated statements of income during the quarters or six months ended June 30, 2017 or 2016.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments. As of June 30, 2017, we have no investments with any level of direct subprime exposure. Additionally, we have no Alt-A bond exposure within our current holdings.

We have an investment advisory agreement with an independent third-party investment advisor to purchase common and preferred stocks in stable areas within the real estate sector. The investment advisor has a history of strong performance within these markets. The majority of these funds have been invested in a diversified assortment of regularly traded, exchange listed common stocks. As of June 30, 2017, the largest individual stock position within this group had a fair value of approximately $485,000. We believe the unrealized losses in our common stock portfolio are temporary in nature given the credit quality of the issuers. We believe that these investments will generate positive future results by providing a slightly increased and fully managed exposure to equity markets.

Additionally, we engage in commercial and residential mortgage lending. As of June 30, 2017 and December 31, 2016, investments in commercial properties comprised 27.3% and 26.2%, respectively, of our mortgage portfolio. Our commercial mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers. Loan-to-value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required. We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis.

As of June 30, 2017 and December 31, 2016, investments in residential mortgage loans comprised 72.7% and 73.8%, respectively, of our mortgage portfolio. We purchase single family residential mortgage loans through the secondary market. Each mortgage loan opportunity is reviewed individually, considering both the value of the underlying property and the credit worthiness of the borrower. We utilize third party servicers to administer these loans.

As of June 30, 2017, our average loan balance is $143,206 and the average loan-to-value is 62%. The largest loan currently held has a balance of $995,531. Our mortgage loans are spread across properties located in 23 states. At June 30, 2017 and December 31, 2016, 8.6% and 9.4% of invested assets consisted of mortgage loans, respectively.

We are familiar with our mortgage loan markets and given our low loan-to-value ratios, we do not believe that there is a significant risk of loss on our mortgage loan portfolio. We have been successful in adding value to the total investment portfolio through mortgage loan originations and secondary market purchases due to the fact that yields realized from the mortgage loan portfolio are generally higher than yields realized from fixed income investments. Value has also been added because the mortgage loan portfolio has consistently performed well. As of June 30, 2017 and December 31, 2016, there were no non-performing mortgage loans, loans on nonaccrual status, loans in process of foreclosure, or restructured loans. As of June 30, 2017, we held two mortgage loans totaling $262,590 that were past due by more than 90 days. We currently expect to collect all principal and interest on these loans. We had no mortgage loans past due by more than 90 days as of December 31, 2016. We experienced no mortgage loan defaults during the quarters or six months ended June 30, 2017 and 2016.

We own certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. As these payment streams are secured by the states themselves, a key function of our due diligence is the assessment of the states’ ability to meet these obligations. Additionally, each state generally withholds income tax from each payment for which we must file for reimbursement of such tax annually where allowable by law. We carry the state-guaranteed receivables at their amortized cost basis on the balance sheet. As of June 30, 2017, we held approximately $11,321,000 in state-guaranteed receivables, with the largest concentrations in the states of New York, Massachusetts and Georgia totaling approximately $3,298,000, $3,155,000 and $2,012,000, respectively. At June 30, 2017 and December 31, 2016, 2.6% of invested assets consisted of state-guaranteed receivables.

Under the management of our primary external investment advisor, we own certain investments in convertible fixed maturity and equity securities. Convertible securities feature an option allowing for a portion of the security to be converted into a common position of the underlying issuer in exchange for a lower coupon or preferred dividend rate. In accordance with FASB accounting guidance, this convertible feature must be bifurcated and reported separately on the balance sheet at fair value, with adjustments in fair value recognized in the income statement. Accordingly, the convertible options within our portfolio are reported as investments in convertible options on the balance sheet, and the mark-to-market adjustment associated with the changes in fair value of the convertible options are reported as gains (losses) on investments in convertible options as a component of net investment income. As of June 30, 2017 and December 31, 2016, the total fair value of our investments in convertible options was $1,173,038 and $983,950, respectively. For the quarter and six months ended June 30, 2017, we recognized a gain (loss) on our investments in convertible options of ($92,748) and $93,422, respectively, relative to the mark-to-market adjustment. For the quarter and six months ended June 30, 2016, we recognized a gain (loss) on our investments in convertible options of $38,044 and ($143,376), respectively, relative to the mark-to-market adjustment.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement. Management has assessed our position and as of June 30, 2017, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $10,369,883 for the second quarter of 2017 (a decrease of 2.9% compared to the second quarter of 2016) and $20,896,591 for the six months ended June 30, 2017 (an increase of 2.2% compared to the corresponding period in 2016). The decrease in the second quarter is due primarily to the reduction in direct and assumed premiums associated with the sale of our wealth preservation products. The increase for the six month period is primarily due to increased sales of our preneed product offerings.

Net investment income was $4,903,498 for the second quarter of 2017 (a decrease of 11.6% compared to the second quarter of 2016) and $9,986,196 for the six months ended June 30, 2017 (a decrease of 9.2% compared to the corresponding period in 2016). These decreases in investment income are primarily due to the sale of approximately $41,779,000 in fixed maturities near the end of the third quarter of 2016 to fund the new annuity reinsurance agreement with SNIC, investment income earned on the make whole call of a bond in the first quarter of 2016, and the reduction in mortgage loan investments due to payoffs on residential mortgages. Additionally, the reduction in investment income for the second quarter of 2017 includes a reduction in the mark-to-market adjustment on our convertible option investments totaling approximately $131,000, while the change for the six month period included an increase in the mark-to-market adjustment on these investments totaling approximately $237,000. We continue to seek high quality investments while considering alternative investments that can be used to enhance future investment income.

Net realized gains were $142,558 and $248,688 for the quarter and six months ended June 30, 2017, respectively, compared to $247,577 and $574,289 for the quarter and six months ended June 30, 2016, respectively. The realized gains recognized during 2017 were in the normal course of our portfolio management whereas a significant portion of the realized gains recognized during the six months ended June 30, 2016 were principally attributable to gains realized on the strategic sale of certain bonds in order to reduce single issuer exposures. We experienced no other-than-temporary impairments during the quarters or six months ended June 30, 2017 or 2016.

Other income was $584,325 for the second quarter of 2017 (an increase of 54.0% compared to the second quarter of 2016) and $1,125,134 for the six months ended June 30, 2017 (an increase of 53.5% compared to the corresponding period in 2016). These increases are primarily due to administrative fees received from the SNIC reinsurance agreement, increased policy counts and associated service needs for our TPA clients, and the addition of a new life insurance company TPA client during September 2016.

Total benefits and expenses were $16,061,584 for the second quarter of 2017 (a decrease of 2.5% compared to the second quarter of 2016) and $32,378,054 for the six months ended June 30, 2017 (an increase of 1.0% compared to the corresponding period in 2016). The key factors associated with these differences are increased death benefits due to unfavorable mortality experience along with a reduction in the change in policy reserves compared to the corresponding periods.

After providing for federal income taxes, our net loss was $45,990 with a net loss per share of $0.04 for the second quarter of 2017 compared to net income of $291,734 with net income per share of $0.26 for the second quarter of 2016. Our net loss was $91,084 with a net loss per share of $0.08 for the six months ended June 30, 2017 compared to net income of $527,985 with net income per share of $0.47 for the six months ended June 30, 2016.

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

Preneed & Burial Products

Preneed and burial products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $13,276,860 for the second quarter of 2017 (an increase of 1.4% compared to the second quarter of 2016) and $26,277,403 for the six months ended June 30, 2017 (an increase of 1.6% compared to the corresponding period in 2016). These increases were predominantly due to stronger sales of our preneed products driven both by sales within existing relationships as well as new agent relationships. The increased sales were partially offset by lower investment income associated with the reduction in invested assets due to the SNIC reinsurance agreement and lower realized capital gains in comparison to the prior period.

Pre-tax income (loss) from operations was $234,300 and ($421,368) for the quarter and six months ended June 30, 2017, respectively, compared to pre-tax income of $116,617 and $337,464 for the quarter and six months ended June 30, 2016, respectively. The current year-to-date pre-tax loss is primarily driven by our unfavorable mortality experience within this segment as compared to the prior period.

Traditional & Universal Life Products

Traditional and universal life products include traditional life and group life insurance products, certain annuities and universal life products. Revenues for this segment were $2,158,974 for the second quarter of 2017 (a decrease of 31.8% compared to the second quarter of 2016) and $4,620,487 for the six months ended June 30, 2017 (a decrease of 22.5% compared to the corresponding period in 2016). These decreases were primarily due to lower investment income associated with the reduction in invested assets due to the SNIC reinsurance agreement, lower realized gains in comparison to the prior period, and a reduction in premium income as we seek to identify new distribution channels for our wealth preservation products in addition to the fact that we are currently focusing much of our marketing efforts on our preneed and final expense products.

Pre-tax income from operations was $30,947 and $297,885 for the quarter and six months ended June 30, 2017, respectively, compared to pre-tax income of $168,796 and $379,967 for the quarter and six months ended June 30, 2016, respectively. The decreases in pre-tax income are primarily attributable to unfavorable mortality experience within this segment compared to the prior period along with the revenue reductions discussed above.

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

In addition to credit administration, this segment includes fees generated relative to our third party administrative relationships. We currently provide tailored administrative services for five unaffiliated life insurance companies, which includes a new client added in September 2016. During the second quarter of 2017, we received notice of termination from one client effective October 31, 2017. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting, actuarial services and policy administration.

Revenues for this segment were $465,216 for the second quarter of 2017 (an increase of 31.7% compared to the second quarter of 2016) and $876,975 for the six months ended June 30, 2017 (an increase of 28.9% compared to the corresponding period in 2016). Pre-tax income from operations was $113,121 and $218,890 for the quarter and six months ended June 30, 2017, respectively, compared to pre-tax income of $62,719 and $125,156 for the quarter and six months ended June 30, 2016, respectively. The increases in revenue and pre-tax income were primarily due to the addition of one new client and the fact that our existing life insurance company clients have experienced increased policy counts and additional service needs which resulted in an increase in our monthly fees.

Corporate & Other

Corporate and other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $99,214 for the second quarter of 2017 (a decrease of 58.3% compared to the second quarter of 2016) and $481,744 for the six months ended June 30, 2017 (an increase of 85.6% compared to the corresponding period in 2016). Pre-tax income (loss) from operations was ($439,688) and ($216,852) for the quarter and six months ended June 30, 2017, respectively, compared to $40,847 and ($138,607) for the quarter and six months ended June 30, 2016, respectively. The changes in revenues are primarily due to the impact of the mark-to market adjustment on our investments in convertible options for each of the corresponding periods. The changes in pre-tax income (loss) are primarily due both to the impact of the mark-to-market adjustments on our investments in convertible options in addition to increased expenses associated with strategic planning and other related items.

While we continue to focus on expanding the operations of Investors Heritage Financial and At Need Funding, less than 1% of our consolidated revenues were generated by our non-life subsidiaries. During the six months ended June 30, 2017, Investors Heritage Capital did not receive any dividends or distributions from any of its subsidiaries. The potential exists for dividend payments and distributions over the remainder of 2017 as any needs arise.

Federal Income Taxes

The provision (benefit) for federal income taxes is based on our expected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; nondeductible travel and entertainment expenses; amortization of deferred revenue on reinsurance ceded which was previously taxed at inception of the reinsurance agreement; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Our estimated effective tax rate was 25.0% for the quarters and six months ended June 30, 2017 and 2016.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements as of June 30, 2017.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 14, 2017, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this report.

(b)	Not applicable.

(c)	The following table provides information about issuer repurchases of securities for the period covered by this report:

					Total Number of	Maximum Number
			Total	Average	Shares Purchased as	of Shares That May
			Number	Price	Part of Publicly	Yet Be Purchased
			of Shares	Paid Per	Announced Plans	Under the Plans
Period			Purchased	Share	or Programs	or Programs
April 1, 2017	-	April 30, 2017	-	$-	-	-

May 1, 2017	-	May 31, 2017	-	-	-	-

June 1, 2017	-	June 30, 2017	-	-	-	-

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: August 14, 2017	President

BY: /s/Larry Johnson
Larry Johnson
DATE: August 14, 2017	Vice President - Chief Financial Officer