Form 10-Q
period 2017-09-30
Investors Heritage Capital Corp
filed 2017-11-14
CIK 55362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Common Capital Stock par value $1.00 per share
(Title of Class)

Number of outstanding shares as of November 14, 2017 - 1,111,015.345

SIGNATURES	42

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2017	2016
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $355,672,429 and $350,196,848)	$374,330,586	$365,949,349
Equity securities (cost: $9,081,785 and $8,080,073)	10,681,755	9,154,718
Mortgage loans on real estate	39,216,439	41,302,392
Policy loans	6,386,451	6,336,277
State-guaranteed receivables	11,367,127	11,584,681
Investments in convertible options	1,323,070	983,950
Other invested assets	957,262	1,951,830
Total investments	444,262,690	437,263,197
Cash and cash equivalents	2,574,709	3,297,917
Accrued investment income	4,066,419	4,433,680
Due premiums	2,798,969	2,768,774
Deferred acquisition costs	15,100,954	15,712,181
Value of business acquired	109,535	155,264
Leased property under capital leases	51,285	75,841
Property and equipment, net	971,505	915,494
Cash value of company-owned life insurance	14,587,713	13,855,560
Other assets	2,469,489	2,435,867
Amounts recoverable from reinsurers	93,008,718	98,444,173
Total assets	$580,001,986	$579,357,948

LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES
Policy liabilities:
Benefit reserves	$487,920,368	$492,963,963
Unearned premium reserves	7,840,825	8,100,042
Policy claims	2,207,664	2,637,220
Liability for deposit-type contracts	3,344,562	3,351,107
Reserves for dividends and endowments and other	368,361	384,401
Total policy liabilities	501,681,780	507,436,733
Deferred federal income tax liability	4,718,218	3,256,943
Obligations under capital leases	45,595	72,209
Notes payable	317,508	971,851
Accrued pension liability	5,699,728	6,021,264
Deferred revenue on reinsurance ceded	1,315,759	1,431,647
Other liabilities	7,071,897	3,982,356
Total liabilities	520,850,485	523,173,003

STOCKHOLDERS' EQUITY
Common stock (shares issued: 1,109,666 and 1,106,351)	1,109,666	1,106,351
Paid-in surplus	8,913,360	8,913,360
Accumulated other comprehensive income	8,074,349	5,493,892
Retained earnings	41,054,126	40,671,342
Total stockholders' equity	59,151,501	56,184,945
Total liabilities and stockholders' equity	$580,001,986	$579,357,948

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE
Premiums and other considerations	$12,531,336	$13,836,244	$38,210,867	$39,545,191
Premiums ceded	(2,646,279)	(2,935,363)	(7,429,219)	(8,195,013)
Net premiums	9,885,057	10,900,881	30,781,648	31,350,178

Investment income, net of expenses	5,003,475	5,330,853	14,989,671	16,330,658
Net realized gains (losses) on investments:
Total other-than-temporary impairment losses	-	(118,267)	-	(118,267)
Other net realized investment gains	424,795	1,046,183	673,483	1,620,472
Total net realized gains on investments	424,795	927,916	673,483	1,502,205
Other income	605,538	409,186	1,730,672	1,142,095
Total revenue	15,918,865	17,568,836	48,175,474	50,325,136

BENEFITS AND EXPENSES
Death and other benefits	10,988,211	10,363,008	35,577,458	32,324,120
Guaranteed annual endowments	88,966	91,569	294,174	304,657
Dividends to policyholders	69,040	73,603	226,465	230,792
Increase in benefit reserves and unearned premiums	312,181	1,652,885	122,245	3,550,345
Acquisition costs deferred	(1,159,772)	(1,256,830)	(3,454,821)	(3,621,389)
Amortization of deferred acquisition costs	1,416,947	1,497,933	4,037,243	4,410,013
Commissions	756,128	829,201	2,391,201	2,356,672
Other general and administrative expenses	2,438,558	2,658,821	8,094,348	8,407,300
Total benefits and expenses	14,910,259	15,910,190	47,288,313	47,962,510

INCOME BEFORE FEDERAL INCOME TAXES	1,008,606	1,658,646	887,161	2,362,626

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES
Current	12,745	347,532	89,843	544,151
Deferred	239,407	(287,264)	131,948	(307,888)
Total federal income taxes	252,152	60,268	221,791	236,263

NET INCOME	$756,454	$1,598,378	$665,370	$2,126,363

BASIC AND DILUTED NET INCOME PER SHARE	$0.68	$1.44	$0.60	$1.91

DIVIDENDS PER SHARE	$-	$-	$0.25	$0.21

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

NET INCOME	$756,454	$1,598,378	$665,370	$2,126,363

OTHER COMPREHENSIVE INCOME (LOSS):
Change in net unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period	(62,820)	1,565,397	3,965,776	21,823,115
Reclassification adjustment for gains included in income	(412,924)	(927,916)	(534,795)	(1,492,973)
Adjustment for effects of deferred acquisition costs	61,873	(87,465)	(28,804)	(586,423)
Net unrealized gains (losses) on investments	(413,871)	550,016	3,402,177	19,743,719
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	169,202	184,293	507,607	552,880

Other comprehensive income (loss) before income taxes	(244,669)	734,309	3,909,784	20,296,599

Income tax expense (benefit)	(83,186)	249,666	1,329,327	6,900,844

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(161,483)	484,643	2,580,457	13,395,755

COMPREHENSIVE INCOME	$594,971	$2,083,021	$3,245,827	$15,522,118

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

			Accumulated
			Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholders'
	Stock	Surplus	Income	Earnings	Equity

BALANCE, JANUARY 1, 2016	$1,117,647	$8,913,360	$757,161	$38,462,834	$49,251,002

Net income	-	-	-	2,126,363	2,126,363
Other comprehensive income, net	-	-	13,395,755	-	13,395,755
Cash dividends	-	-	-	(234,706)	(234,706)
Repurchases of common stock, net	(10,941)	-	-	(211,162)	(222,103)
BALANCE, SEPTEMBER 30, 2016	$1,106,706	$8,913,360	$14,152,916	$40,143,329	$64,316,311

BALANCE, JANUARY 1, 2017	$1,106,351	$8,913,360	$5,493,892	$40,671,342	$56,184,945

Net income	-	-	-	665,370	665,370
Other comprehensive income, net	-	-	2,580,457	-	2,580,457
Cash dividends	-	-	-	(279,271)	(279,271)
Issuances of common stock, net	3,315	-	-	(3,315)	-
BALANCE, SEPTEMBER 30, 2017	$1,109,666	$8,913,360	$8,074,349	$41,054,126	$59,151,501

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016

NET CASH PROVIDED BY OPERATING ACTIVITIES	$825,486	$3,916,385

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(33,336,816)	(19,875,700)
Sales of available-for-sale securities	6,300,505	55,563,518
Maturities of available-for-sale securities	21,182,849	17,111,207
Acquisitions of mortgage loans on real estate	(6,934,650)	(17,126,902)
Payments of mortgage loans on real estate	8,898,402	9,875,929
Purchases of state-guaranteed receivables	-	(2,753,509)
Payments of state-guaranteed receivables	793,530	629,530
Purchases of convertible options	(278,631)	(62,185)
Sales and exchanges of convertible options	324,557	10,536
Net change in payable (receivable) for securities	1,778,840	20,541
Net reductions of other investments	944,394	644,141
Net additions to property and equipment	(156,887)	(40,459)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(483,907)	43,996,647
FINANCING ACTIVITIES
Policyholder account deposits	1,755,599	3,428,616
Policyholder account withdrawals	(1,886,772)	(6,318,742)
Payments on notes payable	(2,398,673)	(2,065,106)
Proceeds from notes payable	1,744,330	1,790,974
Dividends paid	(279,271)	(234,706)
Repurchases of common stock, net	-	(222,103)

NET CASH USED IN FINANCING ACTIVITIES	(1,064,787)	(3,621,067)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(723,208)	44,291,965
Cash and cash equivalents at beginning of period	3,297,917	3,619,663
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,574,709	$47,911,628

See notes to condensed consolidated financial statements.

INVESTORS HERITAGE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2016, as included in our Annual Report on Form 10-K.

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

Management has evaluated all events subsequent to September 30, 2017 through the date that these financial statements have been issued.

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

NOTE 4 – Investments

Investments in available-for-sale securities are summarized as follows:

September 30, 2017	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$21,299,421	$297,174	$-	$21,596,595
States and political subdivisions	30,679,646	4,596,685	-	35,276,331
Corporate	209,814,274	10,237,411	612,544	219,439,141
Foreign	56,017,357	2,738,389	11,441	58,744,305
Mortgage-backed securities (MBS):
Commercial MBS	8,699,078	230,007	-	8,929,085
Residential MBS	28,694,355	1,283,880	37,385	29,940,850
Corporate redeemable preferred stock	468,298	44,694	108,713	404,279
Total fixed maturity securities	355,672,429	19,428,240	770,083	374,330,586
Equity securities:
U.S. agencies	707,900	-	-	707,900
Mutual funds	318,284	71,255	-	389,539
Corporate common stock	7,667,125	1,805,888	329,222	9,143,791
Corporate nonredeemable preferred stock	388,476	52,049	-	440,525
Total equity securities	9,081,785	1,929,192	329,222	10,681,755
Total	$364,754,214	$21,357,432	$1,099,305	$385,012,341

December 31, 2016	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$21,882,312	$360,723	$9,416	$22,233,619
States and political subdivisions	35,403,214	4,153,294	31,260	39,525,248
Corporate	202,578,595	9,355,481	953,527	210,980,549
Foreign	51,081,850	1,731,092	283,363	52,529,579
Mortgage-backed securities (MBS):
Commercial MBS	6,717,214	198,857	-	6,916,071
Residential MBS	32,065,365	1,314,373	72,741	33,306,997
Corporate redeemable preferred stock	468,298	14,140	25,152	457,286
Total fixed maturity securities	350,196,848	17,127,960	1,375,459	365,949,349
Equity securities:
U.S. agencies	707,900	-	-	707,900
Mutual funds	318,284	28,840	-	347,124
Corporate common stock	6,665,413	1,370,651	335,020	7,701,044
Corporate nonredeemable preferred stock	388,476	10,174	-	398,650
Total equity securities	8,080,073	1,409,665	335,020	9,154,718
Total	$358,276,921	$18,537,625	$1,710,479	$375,104,067

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	September 30, 2017			December 31, 2016
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed maturities:
Less than 12 months:
U.S. government obligations	$-	$-	-	$7,892,992	$9,416	2
States and political subdivisions	-	-	-	968,740	31,260	1
Corporate	20,841,110	560,459	17	30,370,227	753,570	27
Foreign	1,141,012	11,441	5	10,215,322	283,355	11
Residential MBS	2,785,924	37,385	3	3,003,214	72,741	2
Corporate redeemable preferred stock	-	-	-	17,488	493	1
Greater than 12 months:
Corporate	3,091,141	52,085	4	2,997,784	199,957	2
Foreign	-	-	-	197,700	8	1
Corporate redeemable preferred stock	139,349	108,713	1	205,423	24,659	1
Total fixed maturities	27,998,536	770,083	30	55,868,890	1,375,459	48

Equity securities:
Less than 12 months:
Corporate common stock	1,259,585	285,763	10	1,004,821	136,117	6
Greater than 12 months:
Corporate common stock	150,285	43,459	2	873,083	198,903	7
Total equities	1,409,870	329,222	12	1,877,904	335,020	13

Total	$29,408,406	$1,099,305	42	$57,746,794	$1,710,479	61

At September 30, 2017, 99.9% of the fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80%, and 98.1% of the equity securities portfolio had a fair value to cost ratio of greater than 80%. At December 31, 2016, 100% of the fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80%, and 94.3% of the equity securities portfolio had a fair value to cost ratio of greater than 80%.

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

Based on our review, the Company experienced no other-than-temporary impairments during the quarter or nine months ended September 30, 2017. During the quarter ended September 30, 2016, the Company recognized an other-than-temporary impairment on one real estate common stock totaling $118,267. This stock was sold during the quarter ended September 30, 2017 resulting in a realized gain of $21,679. The Company experienced no additional other-than-temporary impairments during the quarter or nine months ended September 30, 2016.

Management believes that the Company will fully recover its cost basis in the securities held at September 30, 2017, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate and economic environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized.

	September 30,	December 31,
	2017	2016
Net unrealized appreciation on available-for sale securities	$20,258,127	$16,827,146
Adjustment to deferred acquisition costs	(489,888)	(461,084)
Deferred income taxes	(6,721,202)	(5,564,461)
Net unrealized appreciation on available-for sale securities	$13,047,037	$10,801,601

The amortized cost and fair value of fixed maturity securities at September 30, 2017, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$16,406,735	$16,718,204
Due after one year through five years	103,138,732	108,767,451
Due after five years through ten years	134,265,906	139,780,380
Due after ten years	45,023,343	50,648,429
Due at multiple maturity dates	56,369,415	58,011,843
Corporate redeemable preferred stock	468,298	404,279
Total	$355,672,429	$374,330,586

Proceeds from sales and maturities of investments in available-for-sale securities, as well as gross gains and gross losses realized, are presented below.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sales and maturities	$9,352,441	$45,275,073	$27,483,354	$72,674,725
Gross realized gains	464,170	1,772,703	594,355	2,345,537
Gross realized losses	(51,246)	(844,787)	(59,560)	(852,564)

The table below shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on fixed maturities and equity securities in addition to realized investment gains on mortgage loans.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Change in net unrealized investment gains (losses):
Securities available-for-sale:
Fixed maturities	$(246,776)	$670,151	$2,905,656	$19,459,568
Equity securities	(228,968)	(32,670)	525,325	870,574
Net realized investment gains (losses):
Securities available-for-sale:
Fixed maturities	$(6,332)	$880,055	$102,508	$1,445,112
Equity securities	419,256	47,861	432,287	47,861
Investments in convertible options	11,871	-	138,688	9,232

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At September 30, 2017 and December 31, 2016, these required deposits had a total fair value of $20,459,290 and $22,724,783, respectively.

The Company also engages in commercial and residential mortgage lending. As of September 30, 2017, investments in commercial and residential properties comprised 25.5% and 74.5%, respectively, of the Company’s mortgage portfolio. At December 31, 2016, investments in commercial and residential properties comprised 26.2% and 73.8%, respectively, of the Company’s mortgage portfolio.

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

At September 30, 2017 and December 31, 2016, there were no non-performing loans, loans past due by more than 90 days, loans on nonaccrual status, loans in process of foreclosure, or restructured loans. The Company experienced no mortgage loan defaults during the quarters or nine months ended September 30, 2017 and 2016.

The Company’s investments in mortgage loans, by state, are as follows:

	September 30,	December 31,
	2017	2016
Ohio	$8,175,611	$3,083,440
Texas	4,306,175	5,191,186
Florida	4,226,742	5,253,110
Illinois	3,955,293	4,787,454
Missouri	3,388,345	3,107,289
California	3,253,601	3,591,584
Georgia	3,147,841	3,487,991
Kentucky	2,095,494	2,402,800
Arizona	921,290	1,490,538
New Jersey	723,839	1,196,156
North Carolina	691,257	757,004
Virginia	665,092	800,635
Tennessee	650,725	1,048,452
Indiana	643,813	893,431
Nevada	474,417	479,182
Pennsylvania	464,273	479,720
Colorado	446,489	1,190,873
Michigan	222,939	126,750
West Virginia	194,091	225,578
Utah	158,094	343,533
Massachusetts	147,601	169,681
Kansas	133,590	134,396
Idaho	129,827	142,745
Oregon	-	487,824
Washington	-	231,939
South Carolina	-	199,101
Total	$39,216,439	$41,302,392

The Company owns certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. The state-guaranteed receivables are carried at their amortized cost basis on the balance sheet. At September 30, 2017, the amortized cost and estimated fair value of state-guaranteed receivables, by contractual maturity, are summarized as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$1,022,946	$1,035,816
Due after one year through five years	4,355,471	4,766,148
Due after five years through ten years	4,255,579	5,207,903
Due after ten years	1,733,131	2,834,198
Total	$11,367,127	$13,844,065

The amortized cost of state-guaranteed receivables, by state, is summarized as follows:

	September 30,	December 31,
	2017	2016
New York	$3,273,829	$3,446,349
Massachusetts	3,206,661	3,126,011
Georgia	1,984,941	2,012,845
Ohio	1,044,953	1,177,425
Washington	681,865	653,235
Indiana	433,728	417,811
Pennsylvania	316,429	318,019
Texas	275,425	261,396
California	149,296	171,590
Total	$11,367,127	$11,584,681

The Company holds certain investments in convertible fixed maturity and equity securities. Convertible securities feature an option allowing for a portion of the security to be converted into a common equity position of the underlying issuer in exchange for a lower coupon or preferred dividend rate. In accordance with FASB accounting guidance, this convertible feature must be bifurcated and reported separately on the balance sheet at fair value, with adjustments in fair value recognized in the income statement. Accordingly, the convertible options within our portfolio are reported as investments in convertible options on the balance sheet, and the mark-to-market adjustment associated with the changes in fair value of the convertible options are reported as gains (losses) on investments in convertible options as a component of net investment income. At September 30, 2017 and December 31, 2016, the total fair value of our investments in convertible options was $1,323,070 and $983,950, respectively. For the quarter and nine months ended September 30, 2017, we recognized a gain on our investments in convertible options of $152,936 and $246,358, respectively, relative to the mark-to-market adjustment. For the quarter and nine months ended September 30, 2016, we recognized a gain (loss) on our investments in convertible options of $99,192 and ($44,184), respectively, relative to the mark-to-market adjustment.

Major categories of net investment income are summarized as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fixed maturities	$4,031,648	$4,387,984	$12,254,682	$13,928,873
Equity securities	93,937	111,063	286,048	242,713
Mortgage loans on real estate	652,453	642,705	1,917,596	1,966,079
Policy loans	117,997	121,616	348,683	365,071
State-guaranteed receivables	188,546	172,946	575,976	480,469
Gain (loss) on investments in convertible options	152,936	99,192	246,358	(44,184)
Other	28,967	53,360	149,352	165,674
Gross investment income	5,266,484	5,588,866	15,778,695	17,104,695
Investment expenses	263,009	258,013	789,024	774,037
Net investment income	$5,003,475	$5,330,853	$14,989,671	$16,330,658

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

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$21,596,595	$-	$21,596,595
States and political subdivisions	-	35,276,331	-	35,276,331
Corporate	-	219,439,141	-	219,439,141
Foreign	-	58,744,305	-	58,744,305
Mortgage-backed securities:
Commercial MBS	-	8,929,085	-	8,929,085
Residential MBS	-	29,940,850	-	29,940,850
Corporate redeemable preferred stock	-	404,279	-	404,279
Total fixed maturities	$-	$374,330,586	$-	$374,330,586

Equity securities:
U.S. agencies	$707,900	$-	$-	$707,900
Mutual funds	389,539	-	-	389,539
Corporate common stock	8,679,791	-	464,000	9,143,791
Corporate nonredeemable preferred stock	-	440,525	-	440,525
Total equity securities	$9,777,230	$440,525	$464,000	$10,681,755

Investments in convertible options	$-	$1,323,070	$-	$1,323,070

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations	$-	$22,233,619	$-	$22,233,619
States and political subdivisions	-	39,525,248	-	39,525,248
Corporate	-	210,980,549	-	210,980,549
Foreign	-	52,529,579	-	52,529,579
Mortgage-backed securities:
Commercial MBS	-	6,916,071	-	6,916,071
Residential MBS	-	33,306,997	-	33,306,997
Corporate redeemable preferred stock	-	457,286	-	457,286
Total fixed maturities	$-	$365,949,349	$-	$365,949,349

Equity securities:
U.S. agencies	$707,900	$-	$-	$707,900
Mutual funds	347,124	-	-	347,124
Corporate common stock	7,253,044	-	448,000	7,701,044
Corporate nonredeemable preferred stock	-	398,650	-	398,650
Total equity securities	$8,308,068	$398,650	$448,000	$9,154,718

Investments in convertible options	$-	$983,950	$-	$983,950

The following table provides a summary of changes in fair value of our Level 3 financial instruments reported at fair value.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Corporate common stock:
Beginning balance	$464,000	$448,000	$448,000	$352,000
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Purchases	-	-	-	-
Sales	-	-	-	-
Total gains or losses:
Included in earnings	-	-	-	-
Included in other comprehensive income	-	-	16,000	96,000
Ending balance	$464,000	$448,000	$464,000	$448,000

The Company experienced no transfers between Level 1 and Level 2 during the quarters or nine months ended September 30, 2017 or 2016. The Company experienced no transfers between Level 2 and Level 3 during the quarters or nine months ended September 30, 2017 or 2016. Transfers in and/or out of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

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

	September 30, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$10,008,415	$10,132,174	$-	$-	$10,132,174
Residential	29,208,024	32,406,602	-	-	32,406,602
Policy loans	6,386,451	6,386,451	-	-	6,386,451
State-guaranteed receivables	11,367,127	13,844,065	-	13,844,065	-
Other invested assets	957,262	957,262	-	-	957,262
Cash and cash equivalents	2,574,709	2,574,709	2,574,709	-	-
Accrued investment income	4,066,419	4,066,419	-	-	4,066,419
Cash value of company-owned life insurance	14,587,713	14,587,713	-	-	14,587,713

Liabilities:
Policyholder deposits (Investment-type contracts)	50,025,946	49,441,522	-	-	49,441,522
Policy claims	2,207,664	2,207,664	-	-	2,207,664
Obligations under capital leases	45,595	45,595	-	-	45,595
Notes payable	317,508	317,508	-	-	317,508

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate:
Commercial	$10,819,996	$11,084,097	$-	$-	$11,084,097
Residential	30,482,396	33,992,592	-	-	33,992,592
Policy loans	6,336,277	6,336,277	-	-	6,336,277
State-guaranteed receivables	11,584,681	13,938,824	-	13,938,824	-
Other invested assets	1,951,830	1,951,830	-	-	1,951,830
Cash and cash equivalents	3,297,917	3,297,917	3,297,917	-	-
Accrued investment income	4,433,680	4,433,680	-	-	4,433,680
Cash value of company-owned life insurance	13,855,560	13,855,560	-	-	13,855,560

Liabilities:
Policyholder deposits (Investment-type contracts)	51,870,288	51,304,889	-	-	51,304,889
Policy claims	2,637,220	2,637,220	-	-	2,637,220
Obligations under capital leases	72,209	72,209	-	-	72,209
Notes payable	971,851	971,851	-	-	971,851

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

NOTE 6 - Earnings per Share

Earnings per share of common stock were computed based on the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding for the quarters ended September 30, 2017 and 2016 were 1,109,666 and 1,106,710, respectively. The weighted average number of shares outstanding for the nine months ended September 30, 2017 and 2016 were 1,107,845 and 1,113,337, respectively.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue:
Preneed and burial products	$12,673,559	$14,280,983	$38,950,962	$40,136,824
Traditional and universal life products	2,400,392	2,641,376	7,020,879	8,601,946
Administrative and financial services	496,321	364,967	1,373,296	1,045,289
Corporate and other	348,593	281,510	830,337	541,077
Total revenue	$15,918,865	$17,568,836	$48,175,474	$50,325,136

Pre-tax income (loss) from operations:
Preneed and burial products	$409,870	$1,189,337	$(11,498)	$1,526,801
Traditional and universal life products	362,493	184,732	660,378	564,699
Administrative and financial services	127,293	142,640	346,183	267,796
Corporate and other	108,950	141,937	(107,902)	3,330
Total pre-tax income	$1,008,606	$1,658,646	$887,161	$2,362,626

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

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our 2014 through 2016 U.S. federal tax years remain subject to income tax examination by tax authorities. We have no known uncertain tax benefits within our provision for income taxes. In addition, we do not believe the Company will be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. However, should such a circumstance arise, it is our policy to classify any interest and penalties (if applicable) as income tax expense in the consolidated financial statements.

NOTE 9 – Other Comprehensive Income (Loss)

The following tables present the pretax components of the Company’s other comprehensive income (loss), and the related income tax expense (benefit) for each component.

	Quarter Ended September 30, 2017
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income (loss):
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during period	$(62,820)	$(21,358)	$(41,462)
Reclassification adjustment for gains included in income	(412,924)	(140,394)	(272,530)
Adjustment for effect of deferred acquisition costs	61,873	21,037	40,836
Net unrealized losses on investments	(413,871)	(140,715)	(273,156)
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	169,202	57,529	111,673

Total other comprehensive loss	$(244,669)	$(83,186)	$(161,483)

	Quarter Ended September 30, 2016
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$1,565,397	$532,235	$1,033,162
Reclassification adjustment for gains included in income	(927,916)	(315,492)	(612,424)
Adjustment for effect of deferred acquisition costs	(87,465)	(29,737)	(57,728)
Net unrealized gains on investments	550,016	187,006	363,010
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	184,293	62,660	121,633

Total other comprehensive income	$734,309	$249,666	$484,643

	Nine Months Ended September 30, 2017
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$3,965,776	$1,348,364	$2,617,412
Reclassification adjustment for gains included in income	(534,795)	(181,830)	(352,965)
Adjustment for effect of deferred acquisition costs	(28,804)	(9,793)	(19,011)
Net unrealized gains on investments	3,402,177	1,156,741	2,245,436
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	507,607	172,586	335,021

Total other comprehensive income	$3,909,784	$1,329,327	$2,580,457

	Nine Months Ended September 30, 2016
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	$21,823,115	$7,419,859	$14,403,256
Reclassification adjustment for gains included in income	(1,492,973)	(507,611)	(985,362)
Adjustment for effect of deferred acquisition costs	(586,423)	(199,383)	(387,040)
Net unrealized gains on investments	19,743,719	6,712,865	13,030,854
Change in defined benefit pension plan:
Amortization of actuarial net loss in net periodic pension cost	552,880	187,979	364,901

Total other comprehensive income	$20,296,599	$6,900,844	$13,395,755

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The change in the components of the Company’s accumulated other comprehensive income, net of tax, are as follows:

	Unrealized Gains	Defined	Accumulated
	(Losses) on	Benefit	Other
	Available-For-Sale	Pension	Comprehensive
	Securities	Plan	Income
For the nine months ended September 30, 2017:
Beginning balance	$10,801,601	$(5,307,709)	$5,493,892
Other comprehensive income before reclassifications	2,598,401	-	2,598,401
Amounts reclassified from accumulated other comprehensive income	(352,965)	335,021	(17,944)
Net current period other comprehensive income	2,245,436	335,021	2,580,457
Ending balance	$13,047,037	$(4,972,688)	$8,074,349

For the nine months ended September 30, 2016:
Beginning balance	$6,293,702	$(5,536,541)	$757,161
Other comprehensive income before reclassifications	14,016,216	-	14,016,216
Amounts reclassified from accumulated other comprehensive income	(985,362)	364,901	(620,461)
Net current period other comprehensive income	13,030,854	364,901	13,395,755
Ending balance	$19,324,556	$(5,171,640)	$14,152,916

The following table presents the pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of income.

	Quarter Ended September 30,		Nine Months Ended September 30,
Reclassification Adjustments	2017	2016	2017	2016
Unrealized gains on available-for-sale securities:
Realized gains on sale of securities (a)	$412,924	$927,916	$534,795	$1,492,973
Income tax expense (c)	(140,394)	(315,492)	(181,830)	(507,611)
Net of tax	272,530	612,424	352,965	985,362

Defined benefit pension plan:
Amortization of actuarial net loss (b)	(169,202)	(184,293)	(507,607)	(552,880)
Income tax benefit (c)	57,529	62,660	172,586	187,979
Net of tax	(111,673)	(121,633)	(335,021)	(364,901)

Total reclassifications for the period	$160,857	$490,791	$17,944	$620,461

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

NOTE 10 – Employee Benefit Plans

Investors Heritage Capital Corporation sponsors a noncontributory defined benefit pension plan, which was frozen in 2012 with respect to new benefit accruals. Participants in the plan at the time it was frozen may still continue to earn vesting credit towards their pension plan benefit. The following table provides the components of our net periodic benefit cost:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Service cost	$-	$-	$-	$-
Interest cost	234,177	247,609	702,530	742,829
Expected return on plan assets	(251,356)	(275,502)	(754,066)	(826,507)
Recognized actuarial net loss	169,202	184,293	507,607	552,880
Net periodic pension cost	$152,023	$156,400	$456,071	$469,202

We previously disclosed in our financial statements for the year ended December 31, 2016 that the Company expected to contribute $360,000 to our defined benefit pension plan during 2017. As of September 30, 2017, the Company had contributed $270,000 to the plan.

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

NOTE 12 – Subsequent Event

On October 27, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Aquarian Investors Heritage Holdings LLC, a Delaware limited liability company (“Parent”), and Aquarian Investors Heritage Acquisition Co., a Kentucky corporation and a direct, wholly-owned subsidiary of Parent (“Merger Sub”). At the time of the closing of the transactions contemplated by the Merger Agreement (the “Effective Time”), Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation as a wholly-owned subsidiary of Parent (the “Merger”).

At the Effective Time, each share of common stock of the Company (the “Company Common Stock”) issued and outstanding immediately prior to the Effective Time (other than certain excluded shares and the Contributed Shares (as defined below)) shall be converted automatically into and shall thereafter represent the right to receive an amount, in cash, equal to $44.75, without interest (the “Merger Consideration”). Each share of Company Common Stock owned by any direct or indirect wholly-owned subsidiary of the Company shall represent the right to receive the Merger Consideration. Certain shareholders of the Company (the “Contributing Shareholders”) and Parent have entered into a Contribution Agreement, dated October 27, 2017 (the “Contribution Agreement”), pursuant to which the Contributing Shareholders have committed to contribute 185,418.476 shares of Company Common Stock beneficially owned by them (the “Contributed Shares”) in exchange for equity interests in Parent.

Consummation of the Merger is also subject to the satisfaction or waiver of certain customary closing conditions, including, among others: (i) the requisite regulatory approvals set forth in the Merger Agreement having been obtained, including approvals and notices to be filed with applicable state insurance regulators; (ii) the satisfaction of the conditions precedent to the obligations of certain lenders to fund certain loan obligations to an affiliate of Parent to be utilized to fund a material portion of the aggregate Merger Consideration; and (iii) the continuing employment of Harry Lee Waterfield II, Raymond L. Carr, Robert M. Hardy, Jr., Larry J. Johnson II and Julie Hunsinger Mink.

The Company filed Form 8-K with the Securities and Exchange Commission on October 27, 2017, and additional information regarding the transaction is available in the Form 8-K which can be found on the Company website at www.ihlic.com or on the Securities and Exchange Commission website at http://www.sec.gov/edgar/searchedgar/companysearch.html.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Investors Heritage Capital Corporation (“Investors Heritage Capital” or the “Company”) is incorporated under the laws of the Commonwealth of Kentucky and wholly owns Investors Heritage Life Insurance Company, a life insurance company also incorporated under the laws of the Commonwealth of Kentucky. Investors Heritage Capital also wholly owns Investors Heritage Financial Services Group, Inc., a Kentucky insurance marketing company; Investors Heritage Printing, Inc., a Kentucky printing company that previously provided printing to Investors Heritage Life and other unaffiliated parties but which is currently dormant; is the sole member of At Need Funding, LLC, a Kentucky limited liability company that provides advance funding of funerals in exchange for the irrevocable assignment of life insurance policies from other nonaffiliated companies; and is the sole member of Heritage Funding, LLC, a limited liability company that was formed to invest in various business ventures but is currently dormant.

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

Within our traditional and universal life products segment, we have recently marketed two products geared toward wealth preservation in the senior market – the Heritage Solution, a single premium life policy, and the Heritage Provider, a ten pay whole life and single premium immediate annuity combination. These products have historically been sold through our partnership with Puritan Financial Group and are being underwritten and issued using a third party underwriter with significant experience in that market. During April 2017, the Company’s exclusive partnership with Puritan Financial Group was terminated in exchange for repayment of the Company’s outstanding note receivable from Puritan Financial Companies, Inc. We used the funds received to repay all outstanding principal and interest relative to our bank loan agreement entered to fund this transaction in 2012. The Company is currently considering possible marketing alternatives for this product line.

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

Effective September 30, 2016, we entered into a 100% coinsurance agreement with Southland National Insurance Corporation (“SNIC”) whereby we reinsured an existing block of deferred fixed annuities to SNIC. The total liabilities reinsured as of September 30, 2016 were approximately $44,024,000 and deferred acquisition costs associated with this block were approximately $329,000. We transferred cash to SNIC under the agreement totaling approximately $41,921,000. In order to generate cash, we sold fixed maturity securities generating pre-tax net realized capital gains totaling approximately $880,000. In accordance with GAAP guidance, the initial ceding commission received on this transaction was deferred and will be recognized into income over the expected life of the reinsurance contract, which is 20 years. The initial ceding commission, net of tax, was $1,471,858 and is presented separately on the balance sheet as deferred revenue on reinsurance ceded. We recognized $37,522 and $115,888 of income associated with the amortization of the deferred revenue during the quarter and nine months ended September 30, 2017, respectively. Under the terms of the reinsurance agreement, we will continue to administer this business and will be paid administrative fees by SNIC. SNIC will also maintain a trust account further securing the statutory liabilities ceded.

Investors Heritage Life continues to market its third party administrative (“TPA”) services as an additional revenue source. These agreements, for various levels of administrative services on behalf of each company, generate fee income for Investors Heritage Life. We currently provide tailored administrative services for five unaffiliated life insurance companies, which includes a new client added in September 2016. We have received notice of termination from one client effective October 31, 2017. We have been able to perform our TPA services using our existing in-house resources.

MERGER TRANSACTION

On October 27, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Aquarian Investors Heritage Holdings LLC, a Delaware limited liability company (“Parent”), and Aquarian Investors Heritage Acquisition Co., a Kentucky corporation and a direct, wholly owned subsidiary of Parent (“Merger Sub”). At the time of the closing of the transactions contemplated by the Merger Agreement (the “Effective Time”), Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation as a wholly-owned subsidiary of Parent (the “Merger”).

At the Effective Time, each share of common stock of the Company (the “Company Common Stock”) issued and outstanding immediately prior to the Effective Time (other than certain excluded shares and the Contributed Shares (as defined below)) shall be converted automatically into and shall thereafter represent the right to receive an amount, in cash, equal to $44.75, without interest (the “Merger Consideration”). Each share of Company Common Stock owned by any direct or indirect wholly owned subsidiary of Company shall represent the right to receive the Merger Consideration. Certain shareholders of the Company (the “Contributing Shareholders”) and Parent have entered into a Contribution Agreement dated as of October 27, 2017 (the “Contribution Agreement”), pursuant to which the Contributing Shareholders have committed to contribute approximately 185,418.476 shares of Company Common Stock beneficially owned by them (the “Contributed Shares”) in exchange for equity interests in Parent.

Consummation of the Merger is also subject to the satisfaction or waiver of certain customary closing conditions, including, among others: (i) the requisite regulatory approvals set forth in the Merger Agreement having been obtained including approvals and notices to be filed with applicable state insurance regulators; (ii) the satisfaction of the conditions precedent to the obligations of certain lenders to fund certain loan obligations to an affiliate of Parent to be utilized to fund a material portion of the aggregate Merger Consideration; and (iii) the continuing employment of Harry Lee Waterfield II, Raymond L. Carr, Robert M. Hardy, Jr, Larry J. Johnson II and Julie Hunsinger Mink.

The Company filed Form 8-K with the Securities and Exchange Commission on October 27, 2017, and additional information regarding the transaction is available in the Form 8-K which can be found on the Company website at www.ihlic.com or on the Securities and Exchange Commission website at http://www.sec.gov/edgar/searchedgar/companysearch.html.

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

Under current tax law, we are allowed to utilize the small life insurance company deduction to limit the federal taxable income associated with Investors Heritage Life annually. Changes in tax law or the growth of the Company’s tax basis assets to an amount greater than $500 million could limit our ability to utilize this deduction in future years, which could give rise to higher current federal income tax expense. Additionally, changes in corporate tax rates could have a significant impact on deferred tax assets and liabilities presented in the financial statements.

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

We previously disclosed in our financial statements for the year ended December 31, 2016 that we expected to contribute $360,000 to our defined benefit pension plan during 2017. As of September 30, 2017, we had contributed $270,000 to the plan.

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

INVESTMENTS, LIQUIDITY AND CAPITAL RESOURCES

Investments

We maintain a sound, conservative investment strategy. At September 30, 2017, 84.3% of our total invested assets consisted of fixed income securities, compared to 83.7% at December 31, 2016. At September 30, 2017 and December 31, 2016, our fixed income investments were 97.1% and 97.7% investment grade, respectively, as rated by Standard & Poor’s. The Standard & Poor’s average quality rating of our fixed income portfolio holdings as of September 30, 2017 and December 31, 2016 was A. None of our fixed income investments are in default and there has been no material change in the distribution of our fixed income portfolio.

At September 30, 2017, 99.9% of our fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80% and 98.1% of our equity securities portfolio had a fair value to cost ratio of greater than 80%. At December 31, 2016, 100% of our fixed maturity portfolio had a fair value to amortized cost ratio of greater than 80%, and 94.3% of our equity securities portfolio had a fair value to cost ratio of greater than 80%.

We have reviewed our investment portfolio and do not believe that there are any securities that are other-than-temporarily impaired as of September 30, 2017. We recorded no other-than-temporary impairment charges in the consolidated statements of income during the quarter or nine months ended September 30, 2017. During the quarter ended September 30, 2016, we recognized an other-than-temporary impairment on one real estate common stock totaling $118,267. This stock was sold during the quarter ended September 30, 2017 resulting in a realized gain of $21,679. We experienced no additional other-than-temporary impairments during the quarter or nine months ended September 30, 2016.

We continuously monitor the investment risk within our portfolio, including the risk associated with subprime lending with our CMO investments. As of September 30, 2017, we have no investments with any level of direct subprime exposure. Additionally, we have no Alt-A bond exposure within our current holdings.

We have an investment advisory agreement with an independent third-party investment advisor to purchase common and preferred stocks in stable areas within the real estate sector. The investment advisor has a history of strong performance within these markets. The majority of these funds have been invested in a diversified assortment of regularly traded, exchange listed common stocks. As of September 30, 2017, the largest individual stock position within this group had a fair value of approximately $468,000. We believe the unrealized losses in our common stock portfolio are temporary in nature given the credit quality of the issuers. We believe that these investments will generate positive future results by providing a slightly increased and fully managed exposure to equity markets.

Additionally, we engage in commercial and residential mortgage lending. At September 30, 2017 and December 31, 2016, investments in commercial properties comprised 25.5% and 26.2%, respectively, of our mortgage portfolio. Our commercial mortgage loans are either originated in-house or through two mortgage brokers, are secured by first mortgages on the real estate and generally carry personal guarantees by the borrowers. Loan-to-value ratios of 80% or less and debt service coverage from existing cash flows of 115% or higher are generally required. We minimize credit risk in our mortgage loan portfolio through various methods, including stringently underwriting the loan request, maintaining small average loan balances, and reviewing larger mortgage loans on an annual basis.

As of September 30, 2017 and December 31, 2016, investments in residential mortgage loans comprised 74.5% and 73.8%, respectively, of our mortgage portfolio. We purchase single family residential mortgage loans through the secondary market. Each mortgage loan opportunity is reviewed individually, considering both the value of the underlying property and the credit worthiness of the borrower. We utilize third party servicers to administer these loans.

As of September 30, 2017, our average loan balance is $139,065 and the average loan-to-value is 63%. The largest loan currently held has a balance of $986,464. Our mortgage loans are spread across properties located in 23 states. At September 30, 2017 and December 31, 2016, 8.8% and 9.4% of invested assets consisted of mortgage loans, respectively.

We are familiar with our mortgage loan markets and given our low loan-to-value ratios, we do not believe that there is a significant risk of loss on our mortgage loan portfolio. We have been successful in adding value to the total investment portfolio through mortgage loan originations and secondary market purchases due to the fact that yields realized from the mortgage loan portfolio are generally higher than yields realized from fixed income investments. Value has also been added because the mortgage loan portfolio has consistently performed well. As of September 30, 2017 and December 31, 2016, there were no non-performing mortgage loans, loans past due by more than 90 days, loans on nonaccrual status, loans in process of foreclosure, or restructured loans. We experienced no mortgage loan defaults during the quarters or nine months ended September 30, 2017 and 2016.

We own certain investments in state-guaranteed receivables. These investments represent an assignment of the future rights to cash flows from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries and guaranteed by the states. As these payment streams are secured by the states themselves, a key function of our due diligence is the assessment of the states’ ability to meet these obligations. Additionally, each state generally withholds income tax from each payment for which we must file for reimbursement of such tax annually where allowable by law. We carry the state-guaranteed receivables at their amortized cost basis on the balance sheet. As of September 30, 2017, we held approximately $11,367,000 in state-guaranteed receivables, with the largest concentrations in the states of New York, Massachusetts and Georgia totaling approximately $3,274,000, $3,207,000 and $1,985,000, respectively. At September 30, 2017 and December 31, 2016, 2.6% of invested assets consisted of state-guaranteed receivables.

Under the management of our primary external investment advisor, we own certain investments in convertible fixed maturity and equity securities. Convertible securities feature an option allowing for a portion of the security to be converted into a common position of the underlying issuer in exchange for a lower coupon or preferred dividend rate. In accordance with FASB accounting guidance, this convertible feature must be bifurcated and reported separately on the balance sheet at fair value, with adjustments in fair value recognized in the income statement. Accordingly, the convertible options within our portfolio are reported as investments in convertible options on the balance sheet, and the mark-to-market adjustment associated with the changes in fair value of the convertible options are reported as gains (losses) on investments in convertible options as a component of net investment income. As of September 30, 2017 and December 31, 2016, the total fair value of our investments in convertible options was $1,323,070 and $983,950, respectively. For the quarter and nine months ended September 30, 2017, we recognized a gain on our investments in convertible options of $152,936 and $246,358, respectively, relative to the mark-to-market adjustment. For the quarter and nine months ended September 30, 2016, we recognized a gain (loss) on our investments in convertible options of $99,192 and ($44,184), respectively, relative to the mark-to-market adjustment.

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

We assess our compliance with prescribed debt covenant requirements as outlined in the terms of each debt agreement at least annually, if not otherwise required in the debt agreement. Management has assessed our position and as of September 30, 2017, we are in compliance with all debt covenant requirements.

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

RESULTS OF OPERATIONS

Overview

Premiums earned (net of reinsurance) were $9,885,057 for the third quarter of 2017 (a decrease of 9.3% compared to the third quarter of 2016) and $30,781,648 for the nine months ended September 30, 2017 (a decrease of 1.8% compared to the corresponding period in 2016). The decrease for the current quarter is primarily due to a reduction in preneed sales from one marketing organization that was acquired during 2017. The decrease for the nine months ended September 30, 2017 is primarily due to the reduction in direct premiums associated with the sale of our wealth preservation products as previously discussed.

Net investment income was $5,003,475 for the third quarter of 2017 (a decrease of 6.1% compared to the third quarter of 2016) and $14,989,671 for the nine months ended September 30, 2017 (a decrease of 8.2% compared to the corresponding period in 2016). These decreases in investment income are primarily due to the sale of approximately $41,779,000 in fixed maturities near the end of the third quarter of 2016 to fund the new annuity reinsurance agreement with SNIC, investment income earned on the make whole call of a bond in the first quarter of 2016, and the reduction in mortgage loan investments due to payoffs on residential mortgages. These reductions in investment income were partially offset by increases in investment income due to the mark-to-market adjustment on our convertible option investments totaling approximately $54,000 and $291,000 for the quarter and nine months ended September 30, 2017, respectively, compared to the corresponding periods in 2016. We continue to seek high quality investments while considering alternative investments that can be used to enhance future investment income.

Net realized gains were $424,795 and $673,483 for the quarter and nine months ended September 30, 2017, respectively, compared to $927,916 and $1,502,205 for the quarter and nine months ended September 30, 2016, respectively. The realized gains recognized during the quarter and nine months ended September 30, 2017 were in the normal course of our portfolio management. We experienced no other-than-temporary impairments during the quarters or nine months ended September 30, 2017. The realized gains recognized during the quarter and nine months ended September 30, 2016 were primarily attributable to gains realized on the strategic sale of certain bonds to fund the SNIC reinsurance agreement, gains taken earlier in 2016 to reduce single issuer exposures, and equity gains recognized on the sale of certain real estate common stocks. Additionally, we recognized one other-than-temporary impairment on a real estate common stock totaling $118,267 during the quarter and nine months ended September 30, 2016.

Other income was $605,538 for the third quarter of 2017 (an increase of 48.0% compared to the third quarter of 2016) and $1,730,672 for the nine months ended September 30, 2017 (an increase of 51.5% compared to the corresponding period in 2016). These increases are primarily due to administrative fees received from the SNIC reinsurance agreement, increased policy counts and associated service needs for our TPA clients, and the addition of a new life insurance company TPA client during September 2016.

Total benefits and expenses were $14,910,259 for the third quarter of 2017 (a decrease of 6.3% compared to the third quarter of 2016) and $47,288,313 for the nine months ended September 30, 2017 (a decrease of 1.4% compared to the corresponding period in 2016). The key factors associated with these decreases are a reduction in the amortization of deferred acquisition costs net of deferrals, a reduction in the increase in reserves in comparison to the prior periods, and a reduction in general and administrative expenses due to expense control efforts. These reductions are partially offset by an increase in death benefits due to unfavorable mortality experience.

After providing for federal income taxes, our net income was $756,454 with net income per share of $0.68 for the third quarter of 2017 compared to net income of $1,598,378 with net income per share of $1.44 for the third quarter of 2016. Our net income was $665,370 with net income per share of $0.60 for the nine months ended September 30, 2017 compared to net income of $2,126,363 with net income per share of $1.91 for the nine months ended September 30, 2016.

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

Preneed & Burial Products

Preneed and burial products include both life and annuity products sold by funeral directors or affiliated agents to fund prearranged funerals. Revenues for this segment were $12,673,559 for the third quarter of 2017 (a decrease of 11.3% compared to the third quarter of 2016) and $38,950,962 for the nine months ended September 30, 2017 (a decrease of 3.0% compared to the corresponding period in 2016). These decreases were primarily due to lower investment income associated with the reduction in invested assets due to the SNIC reinsurance agreement and lower realized capital gains in comparison to the prior periods due to the investment liquidations used to fund the SNIC reinsurance agreement. These decreases were partially offset by stronger sales of our preneed products driven both by sales within existing relationships as well as new agent relationships.

Pre-tax income (loss) from operations was $409,870 and ($11,498) for the quarter and nine months ended September 30, 2017, respectively, compared to pre-tax income of $1,189,337 and $1,526,801 for the quarter and nine months ended September 30, 2016, respectively. The reductions in pre-tax income are primarily driven by the revenue decreases discussed above.

Traditional & Universal Life Products

Traditional and universal life products include traditional life and group life insurance products, certain annuities and universal life products. Revenues for this segment were $2,400,392 for the third quarter of 2017 (a decrease of 9.1% compared to the third quarter of 2016) and $7,020,879 for the nine months ended September 30, 2017 (a decrease of 18.4% compared to the corresponding period in 2016). These decreases were primarily due to lower investment income associated with the reduction in invested assets due to the SNIC reinsurance agreement, lower realized gains in comparison to the prior periods due to the investment liquidations used to fund the SNIC reinsurance agreement, and a reduction in premium income as we seek to identify new distribution channels for our wealth preservation products in addition to the fact that we are currently focusing much of our marketing efforts on our preneed and final expense products.

Pre-tax income from operations was $362,493 and $660,378 for the quarter and nine months ended September 30, 2017, respectively, compared to pre-tax income of $184,732 and $564,699 for the quarter and nine months ended September 30, 2016, respectively. The increases in pre-tax income are primarily attributable to a reduction in reserves and commission expense in comparison to the prior periods along with a reduction in general and administrative expenses due to expense control efforts. These reductions are partially offset by an increase in death benefits due to unfavorable mortality experience within this segment in addition to the revenue decreases previously discussed.

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

In addition to credit administration, this segment includes fees generated relative to our third party administrative relationships. We currently provide tailored administrative services for five unaffiliated life insurance companies, which includes a new client added in September 2016. We have received notice of termination from one client effective October 31, 2017. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting, actuarial services and policy administration.

Revenues for this segment were $496,321 for the third quarter of 2017 (an increase of 36.0% compared to the third quarter of 2016) and $1,373,296 for the nine months ended September 30, 2017 (an increase of 31.4% compared to the corresponding period in 2016). Pre-tax income from operations was $127,293 and $346,183 for the quarter and nine months ended September 30, 2017, respectively, compared to pre-tax income of $142,640 and $267,796 for the quarter and nine months ended September 30, 2016, respectively. The increases in revenue and year-to-date pre-tax income were primarily due to the addition of one new client and the fact that our existing life insurance company clients have experienced increased policy counts and additional service needs which resulted in an increase in our monthly fees. The small reduction in pre-tax income for the third quarter of 2017 was principally due to expense allocations compared to the corresponding period in the prior year.

Corporate & Other

Corporate and other consists of corporate accounts measured primarily by stockholders’ paid-in capital, contributed surplus, earned surplus, property and equipment, corporate-owned life insurance and other minor business lines which include group annuities and group and individual accident and health products. Revenues for this segment were $348,593 for the third quarter of 2017 (an increase of 23.8% compared to the third quarter of 2016) and $830,337 for the nine months ended September 30, 2017 (an increase of 53.5% compared to the corresponding period in 2016). Pre-tax income (loss) from operations was $108,950 and ($107,902) for the quarter and nine months ended September 30, 2017, respectively, compared to $141,937 and $3,330 for the quarter and nine months ended September 30, 2016, respectively. The changes in revenues are primarily due to the impact of the mark-to market adjustment on our investments in convertible options for each of the corresponding periods. The changes in pre-tax income (loss) are due both to the impact of the mark-to-market adjustments on our investments in convertible options in addition to increased expenses associated with the merger transaction previously discussed.

While we continue to focus on expanding the operations of Investors Heritage Financial and At Need Funding, less than 1% of our consolidated revenues were generated by our non-life subsidiaries. During the nine months ended September 30, 2017, Investors Heritage Capital received dividends of $110,000 from Investors Heritage Financial and distributions of $100,000 from At Need Funding. The potential exists for dividend payments and distributions over the remainder of 2017 as any needs arise.

Federal Income Taxes

The provision (benefit) for federal income taxes is based on our expected effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income before federal income taxes differs from taxable income principally due to the dividends-received deduction; the 404(k) dividend deduction; the small life insurance company tax deduction; nondeductible travel and entertainment expenses; amortization of deferred revenue on reinsurance ceded which was previously taxed at inception of the reinsurance agreement; and non-taxable effects of company-owned life insurance premiums, cash value growth and death benefit proceeds. Our estimated effective tax rate was 25.0% for the quarter and nine months ended September 30, 2017. Our estimated effective tax rate was 3.6% and 10.0% for the quarter and nine months ended September 30, 2016, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements as of September 30, 2017.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Investors Heritage Capital is not involved in any legal proceedings. From time to time Investors Heritage Life is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 14, 2017, Investors Heritage Life is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this report.

(b)	Not applicable.

(c)	The following table provides information about issuer repurchases of securities for the period covered by this report:

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares That May
	Number	Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs
July 1, 2017 - July 31, 2017	-	$-	-	-

August 1, 2017 - August 31, 2017	-	-	-	-

September 1, 2017 - September 30, 2017	-	-	-	-

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

2.1

Agreement and Plan of Merger, dated as of October 27, 2017, by and among Investors Heritage Capital Corporation, Aquarian Investors Heritage Holdings LLC, and Aquarian Investors Heritage Acquisition Co. is incorporated by reference as Exhibit 2.1 to the Company’s Form 8-K filed on 10-27-17

2.2

Voting Agreement, dated as of October 27, 2017, by and among Aquarian Investors Heritage Holdings LLC and the Voting Agreement Shareholders is incorporated by reference as Exhibit 2.2 to the Company’s Form 8-K filed on 10-27-17

2.3

Contribution Agreement, dated as of October 27, 2017, by and among Aquarian Investors Heritage Holdings LLC and the Contributing Shareholders is incorporated by reference as Exhibit 2.3 to the Company’s Form 8-K filed on 10-27-17

31.1	Chief Executive Officer certification pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

INVESTORS HERITAGE CAPITAL CORPORATION

BY: /s/Harry Lee Waterfield II
Harry Lee Waterfield II
DATE: November 14, 2017	President

BY: /s/Larry Johnson
Larry Johnson
DATE: November 14, 2017	Vice President - Chief Financial Officer